Form 10-Q
period 2022-03-31
DraftKings Inc.
filed 2022-05-06
CIK 1883685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________ to ___________.
Commission file number 001-41379

DRAFTKINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	87-2764212
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
222 Berkeley Street, 5th Floor
Boston, MA 02116
(Address of principal executive offices) (Zip Code)
(617) 986-6744
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report).
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value	DKNG	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 4, 2022, there were 417,916,756 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 393,013,951 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

DraftKings Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2022

EXPLANATORY NOTE

As further discussed in this Quarterly Report on Form 10-Q (this “Report”), on August 9, 2021, DraftKings, Inc., a Nevada corporation (“Old DraftKings”), and Golden Nugget Online Gaming, Inc., a Delaware corporation (“GNOG”), entered into a definitive agreement and plan of merger (the “Merger Agreement”) for Old DraftKings to acquire GNOG in an all-stock transaction (the “GNOG Transaction”). On May 5, 2022 (the “Closing Date”), Old DraftKings consummated the GNOG Transaction and, in connection therewith, undertook a holding company reorganization whereby a new holding company, New Duke Holdco, Inc., a Nevada corporation (“New DraftKings”), became the going-forward public company and the direct parent company of both Old DraftKings and GNOG. New DraftKings was renamed “DraftKings Inc.” on the Closing Date. New DraftKings is the registrant filing this Report as the successor registrant for Old DraftKings. Unless otherwise indicated, the terms “DraftKings,” the “Company,” “we,” “us,” or “our” refer to (i) Old DraftKings for periods preceding the Closing Date and (ii) New DraftKings, for periods on and subsequent to the Closing Date, in each case, together with their respective consolidated subsidiaries.

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements.
DRAFTKINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	March 31, 2022
	(Unaudited)	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,772,892	$2,152,892
Cash reserved for users	464,854	476,950
Receivables reserved for users	55,946	51,949
Accounts receivable	48,211	45,864
Prepaid expenses and other current assets	56,562	25,675
Total current assets	2,398,465	2,753,330
Property and equipment, net	49,734	46,019
Intangible assets, net	523,023	535,017
Goodwill	615,655	615,655
Operating lease right-of-use assets	61,169	63,831
Equity method investment	7,474	9,825
Deposits and other non-current assets	90,795	45,377
Total assets	$3,746,315	$4,069,054

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$379,254	$387,737
Liabilities to users	520,775	528,874
Operating lease liabilities, current portion	12,911	12,814
Total current liabilities	912,940	929,425
Convertible notes, net of issuance costs	1,249,106	1,248,452
Non-current operating lease liabilities	54,457	57,341
Warrant liabilities	14,230	26,911
Long-term income tax liability	78,947	79,125
Other long-term liabilities	51,035	49,272
Total liabilities	$2,360,715	$2,390,526
Commitments and contingent liabilities (Note 13)

Stockholders' equity:
Class A common stock, $0.0001 par value; 900,000 shares authorized as of March 31, 2022 and December 31, 2021; 425,151 and 414,911 shares issued and 417,228 and 407,781 outstanding as of March 31, 2022 and December 31, 2021, respectively	$42	$41
Class B common stock, $0.0001 par value; 900,000 shares authorized as of March 31, 2022 and December 31, 2021; 393,014 shares issued and outstanding as of March 31, 2022 and December 31, 2021	39	39
Treasury stock, at cost; 7,923 and 7,130 shares as of March 31, 2022 and December 31, 2021, respectively	(320,697)	(306,614)
Additional paid-in capital	5,891,235	5,702,388
Accumulated deficit	(4,221,507)	(3,753,814)
Accumulated other comprehensive income	36,488	36,488
Total stockholders’ equity	1,385,600	1,678,528
Total liabilities and stockholders’ equity	$3,746,315	$4,069,054
See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except loss per share data)

	Three months ended March 31,
	2022	2021
Revenue	$417,205	$312,276
Cost of revenue	313,379	183,225
Sales and marketing	321,452	228,686
Product and technology	81,352	56,159
General and administrative	216,606	168,997
Loss from operations	(515,584)	(324,791)
Other income (expense):
Interest income, net	148	985
Gain (loss) on remeasurement of warrant liabilities	12,681	(26,980)
Other income, net	37,882	—
Loss before income tax provision (benefit) and loss from equity method investment	(464,873)	(350,786)
Income tax provision (benefit)	469	(4,595)
Loss from equity method investment	2,351	153
Net loss attributable to common stockholders	$(467,693)	$(346,344)

Loss per share attributable to common stockholders:
Basic and diluted	$(1.14)	$(0.87)
See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Amounts in thousands)

	Three months ended March 31,
	2022	2021
Net loss	$(467,693)	$(346,344)
Other comprehensive (loss) income:
Foreign currency translation adjustments arising during period, net of nil tax	—	(27,318)
Comprehensive loss	$(467,693)	$(373,662)
See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock Amount	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2021	407,781	$41	393,014	$39	$5,702,388	$(3,753,814)	$36,488	$(306,614)	$1,678,528
Exercise of stock options	913	—	—	—	1,770	—	—	—	1,770
Stock-based compensation expense	—	—	—	—	187,077	—	—	—	187,077
Purchase of treasury stock	(793)	—	—	—	—	—	—	(14,083)	(14,083)
Restricted stock unit vesting	9,327	1	—	—	—	—	—	—	1
Net loss	—	—	—	—	—	(467,693)	—	—	(467,693)
Balances at March 31, 2022	417,228	$42	393,014	$39	$5,891,235	$(4,221,507)	$36,488	$(320,697)	$1,385,600

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock Amount	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2020	396,303	$40	393,014	$39	$5,067,135	$(2,230,619)	$83,534	$(288,784)	$2,631,345
Exercise of stock options	2,857	—	—	—	7,638	—	—		7,638
Stock-based compensation expense	—	—	—	—	151,843	—	—	—	151,843
Purchase of capped call options	—	—	—	—	(123,970)	—	—	—	(123,970)
Equity consideration issued for acquisition	464	—	—	—	29,399	—	—	—	29,399
Shares issued for exercise of warrants	138	—	—	—	1,761	—	—	—	1,761
Purchase of treasury stock	(48)	—	—	—	—	—	—	(3,124)	(3,124)
Restricted stock unit vesting	178	—	—	—	—	—	—	—	—
Foreign currency translation, net of nil tax	—	—	—	—	—	—	(27,318)	—	(27,318)
Net loss	—	—	—	—	—	(346,344)	—	—	(346,344)
Balances at March 31, 2021	399,892	$40	393,014	$39	$5,133,806	$(2,576,963)	$56,216	$(291,908)	$2,321,230
See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Three months ended March 31,
	2022	2021
Operating Activities:
Net loss	$(467,693)	$(346,344)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	32,225	28,193
Non-cash interest expense	654	112
Stock-based compensation expense	187,077	151,843
Loss from equity method investment	2,351	153
(Gain) loss on remeasurement of warrant liabilities	(12,681)	26,980
Gain on equity securities and other financial assets	(37,433)	—
Deferred income taxes	256	(8,104)
Other expenses, net	(768)	—
Change in operating assets and liabilities, net of effect of business combination:
Receivables reserved for users	(3,997)	6,213
Accounts receivable	(2,347)	(4,180)
Prepaid expenses and other current assets	(30,887)	(519)
Deposits and other non-current assets	(493)	(1,527)
Operating leases, net	(125)	(239)
Accounts payable and accrued expenses	(16,087)	71,392
Other long-term liabilities	1,507	2,968
Long-term income tax liability	(178)	1,522
Liabilities to users	(8,099)	11,800
Net cash flows used in operating activities	(356,718)	(59,737)
Investing Activities:
Purchases of property and equipment	(8,614)	(2,389)
Cash paid for internally developed software costs	(13,195)	(8,686)
Acquisition of gaming licenses	(267)	(305)
Cash paid for acquisitions, net of cash acquired	—	(40,541)
Other investing activities	(989)	—
Net cash flows used in investing activities	(23,065)	(51,921)
Financing Activities:
Proceeds from issuance of convertible notes, net	—	1,248,025
Purchase of capped call options	—	(123,970)
Proceeds from shares issued for warrants	—	199
Purchase of treasury stock	(14,083)	(3,124)
Proceeds from exercise of stock options	1,770	7,638
Net cash flows (used in) provided by financing activities	(12,313)	1,128,768
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	—	1,774
Net (decrease) increase in cash and cash equivalents and restricted cash	(392,096)	1,018,884
Cash and cash equivalents and restricted cash at the beginning of period	2,629,842	2,104,976
Cash and cash equivalents and restricted cash, end of period	$2,237,746	$3,123,860

Disclosure of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,772,892	$2,818,128
Cash reserved for users	464,854	305,732
Total cash, cash equivalents and restricted cash, end of period	$2,237,746	$3,123,860

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Three months ended March 31,
	2022	2021
Supplemental Disclosure of Noncash Investing and Financing Activities:
Equity consideration issued for acquisitions	$—	$29,399
Acquisition of property and equipment, internally developed software and other investments included in accounts payable and accrued expenses	7,604	680
Convertible notes financing costs included in accounts payable and accrued expenses	—	1,024
Acquisition of gaming licenses included in accounts payable and accrued expenses	—	(100)
Supplemental Disclosure of Cash Activities:
(Decrease) increase in cash reserved for users	(12,096)	18,014
Cash paid for interest	—	—

See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except loss per share data, unless otherwise noted)
1.Description of Business
DraftKings Inc. is a digital sports entertainment and gaming company. The Company’s business-to-consumer (“B2C”) segment provides users with daily fantasy sports (“DFS”), sports betting (“Sportsbook”) and online casino (“iGaming”) products, as well as media and other online consumer products. The Company’s business-to-business (“B2B”) segment is involved in the design, development and licensing of sports betting and casino gaming software for its Sportsbook and casino gaming products.
As further discussed in Note 3 hereof entitled “Acquisition of Golden Nugget Online Gaming, Inc.,” on August 9, 2021, DK Crown Holdings Inc. (formerly known as DraftKings Inc.), a Nevada corporation (“Old DraftKings”), and Golden Nugget Online Gaming, Inc. (“GNOG”) entered into a definitive agreement and plan of merger (the “Merger Agreement”) for DraftKings to acquire GNOG in an all-stock transaction, which we refer to as the GNOG Transaction. On May 5, 2022 (the “Closing Date”), Old DraftKings consummated the GNOG Transaction and, in connection therewith, undertook a holding company reorganization whereby a new holding company, New Duke Holdco, Inc., a Nevada corporation (“New DraftKings”), became the going-forward public company and the direct parent company of both Old DraftKings and GNOG. New DraftKings was renamed “DraftKings Inc.” on the Closing Date. Unless otherwise indicated, the terms “DraftKings,” or the “Company” refer to (i) Old DraftKings for periods preceding the Closing Date and (ii) New DraftKings for periods on and subsequent to the Closing Date, in each case, together with their respective consolidated subsidiaries.
In May 2018, the Supreme Court (the “Court”) struck down on constitutional grounds the Professional and Amateur Sports Protection Act of 1992 (“PASPA”), a law that prohibited most states from authorizing and regulating sports betting. Since the Court’s decision, many states have legalized sports betting. As of March 31, 2022, 29 U.S. states, the District of Columbia and Puerto Rico have legalized some form of sports betting. Of those 31 legal jurisdictions, 24 have legalized online sports betting. Of those 24 jurisdictions, 20 are live, and DraftKings operates in 17 of them. The jurisdictions with statutes legalizing iGaming are Connecticut, Delaware, Michigan, New Jersey, Pennsylvania and West Virginia.

As of March 31, 2022, the Company operates online Sportsbooks in Arizona, Colorado, Connecticut, Illinois, Indiana, Iowa, Louisiana, Michigan, New Hampshire, New Jersey, New York, Oregon, Pennsylvania, Tennessee, Virginia, West Virginia and Wyoming and has retail Sportsbooks in Colorado, Connecticut, Illinois, Iowa, Louisiana, Mississippi, New Hampshire, New Jersey and New York. As of March 31, 2022, the Company offers iGaming products in Connecticut, Michigan, New Jersey, Pennsylvania and West Virginia. The Company also has arrangements in place with land-based casinos to expand operations into additional states upon the passing of relevant legislation, the issuance of related regulations and the receipt of required licenses.

The novel coronavirus (“COVID-19”) has adversely impacted global commercial activity, disrupted supply chains and contributed to significant volatility in financial markets. Beginning in 2020 and continuing into 2022, the COVID-19 pandemic adversely impacted many different industries. The ongoing COVID-19 pandemic could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the extent and the duration of the impact of COVID-19. The COVID-19 pandemic therefore presents material uncertainty and risk with respect to us and our performance and could affect our financial results in a materially adverse way.
Since the start of the COVID-19 pandemic, the primary impacts to the Company have been the suspension, cancellation and rescheduling of sports seasons and sporting events. Beginning in March 2020 and continuing into the first month of the third quarter of 2020, many sports seasons and sporting events, including the MLB regular season, domestic soccer leagues and European Cup competitions, the NBA regular season and playoffs, the NCAA college basketball tournament, the Masters golf tournament, and the NHL regular season and playoffs, were suspended or cancelled. The suspension of sports seasons and sporting events reduced customers’ use of, and spending on, the Company’s Sportsbook and DFS products.

Starting in the third quarter of 2020 and continuing into the fourth quarter of 2020, major professional sports leagues resumed their activities, many of which were held with shortened seasons. MLB began its season after a three-month delay and also completed the World Series, the NHL resumed its season and completed the Stanley Cup Playoffs, the Masters golf tournament was held, most domestic soccer leagues resumed and several European cup competitions were held, and the NFL season began on its regular schedule. During this period, the NBA also resumed its season, completed the NBA Finals and commenced its 2020-2021 season.

In the three months ended March 31, 2022, sports seasons continued and sporting events were held as planned, including the NFL regular season, the NFL Playoffs and Superbowl LVI, the NBA regular season, the NHL regular season, the NASCAR Cup Series, various NCAA football bowl games and the NCAA college basketball regular season and tournament. The continued return of major sports and sporting events has generated significant user interest and activity in the Company's Sportsbook and DFS products. However, the possibility remains that sports seasons and sporting events may be suspended, cancelled or rescheduled due to COVID-19 outbreaks.

The Company’s revenue varies based on sports seasons and sporting events amongst other factors, and cancellations, suspensions or alterations resulting from COVID-19 have the potential to adversely affect its revenue, possibly materially. However, the Company’s products that do not rely on sports seasons and sporting events, such as iGaming, may partially offset this adverse impact on revenue.
A significant or prolonged decrease in consumer spending on entertainment or leisure activities would also likely have an adverse effect on demand for the Company’s products, reducing cash flows and revenues, and thereby materially harming the Company’s business, financial condition and results of operations. In addition, a materially disruptive resurgence of COVID-19 cases or the emergence of additional variants or strains of COVID-19 could cause other widespread or more severe impacts depending on where infection rates are highest. As steps taken to mitigate the spread of COVID-19 necessitated a shift away from a traditional office environment for many employees, the Company implemented business continuity programs to ensure that employees were safe and that the business continued to function with minimal disruptions to normal work operations while employees worked remotely. The Company will continue to monitor developments relating to disruptions and uncertainties caused by COVID-19.

2.Summary of Significant Accounting Policies and Practices
Basis of Presentation and Principles of Consolidation
These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“U.S. GAAP”) for interim reporting. As such, certain notes or other information that are normally required by U.S. GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Accordingly, the unaudited condensed consolidated financial statements should be read in connection with the Company’s audited financial statements and related notes as of and for the fiscal year ended December 31, 2021, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on February 18, 2022 (“2021 Annual Report”). The accompanying condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all normal and recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial statements for the periods presented. Results of operations reported for interim periods are not necessarily indicative of results for the entire year, due to seasonal fluctuations in the Company’s revenue as a result of timing of the various sports seasons, sporting events and other factors.
The accompanying unaudited condensed consolidated financial statements include the accounts and operations of the Company. All intercompany balances and transactions have been eliminated. Certain amounts from a prior period, which are not material, have been reclassified to conform with the current period presentation.
Prior to the second quarter of 2021, the Company (a) included changes in “cash reserved for users” as a component within the change in operating assets and liabilities on its condensed consolidated statement of cash flows as the Company historically viewed the change in cash reserved for users as offsetting the change in player liabilities and (b) presented “cash reserved for users” separate from cash and cash equivalents on the condensed consolidated balance sheet.

Beginning with the second quarter of 2021, to reflect the Company’s total cash position (“cash and cash equivalents” and “cash reserved for users”) and to conform to Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230) — Restricted Cash, the Company revised its presentation to exclude changes in “cash reserved for users” from the “change in operating assets and liabilities” and instead present the total balance as a component of cash and cash equivalents and restricted cash on its condensed consolidated statement of cash flows.

This revision does not have a material impact on the Company’s presentation of cash flows as the change in cash reserved for users will continue to be presented as a supplemental disclosure in the condensed consolidated statement of cash flows. In addition, the Company will continue to present cash reserved for users as a separate line item on the Company’s condensed consolidated balance sheet.

These revisions have no impact on the Company’s previously reported consolidated statements of operations or consolidated balance sheets, including the Company’s cash and cash equivalents and cash reserved for user balances. Prior period amounts have been revised to conform to the current period presentation.

The following table presents the condensed consolidated statement of cash flows line items after giving effect to the revision of presentation as discussed above for the three months ended March 31, 2021.

	Three months ended March 31, 2021
	Reported	Adjustments		Revised
Adjustments to reconcile net loss to net cash flows used in operating activities:
Change in operating assets and liabilities, net of effect of business combinations:
Cash reserved for users	$(18,014)	$18,014		$—
Net cash flows used in operating activities	(77,751)	18,014		(59,737)

Net increase in cash, cash equivalents and restricted cash	1,000,870	18,014		1,018,884
Cash and cash equivalents and restricted cash at the beginning of period	1,817,258	287,718	(a)	2,104,976
Cash and cash equivalents and restricted cash, end of period	$2,818,128	$305,732		$3,123,860

(a)Represents the cash reserved for user balance as of December 31, 2020 as previously included in the Company’s 2021 Annual Report.

Foreign Currency

During the three months ended March 31, 2022, the Company’s significant non-U.S. subsidiaries’ functional currency changed from the Euro to the U.S. dollar. Accordingly, the Company did not have to translate the financial statements of its significant non-U.S. subsidiaries as of March 31, 2022.
Recently Issued Accounting Pronouncements Not Yet Adopted

In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. While the Company is continuing to assess the timing of adoption and the potential impacts of ASU 2021-08, it does not expect ASU 2021-08 to have a material effect, if any, on its consolidated financial statements.
3.Business Combination
Acquisition of Golden Nugget Online Gaming, Inc.

On August 9, 2021, Old DraftKings and GNOG entered into the Merger Agreement, pursuant to which Old DraftKings would acquire GNOG in an all-stock transaction (the “GNOG Transaction”). On May 5, 2022 (the “Closing Date”), Old DraftKings consummated the GNOG Transaction and, in connection therewith, undertook a holding company reorganization whereby New DraftKings became the going-forward public company and the direct parent company of both Old DraftKings and GNOG. New DraftKings was renamed “DraftKings Inc.” on the Closing Date. Under the terms of the Merger Agreement and subject to certain exclusions contained therein, GNOG stockholders received a fixed ratio of 0.365 shares of New DraftKings’ Class A common stock for each share of GNOG that they held on the Closing Date. The Company issued approximately 29.3 million shares of its Class A common stock will be issued in connection with the consummation of the GNOG Transaction. The Company is currently in the process of finalizing the preliminary accounting for the GNOG Transaction and expects to complete its preliminary accounting of the assets acquired and liabilities assumed by the end of the second quarter of 2022. New DraftKings is the registrant filing this Report as the successor registrant for Old DraftKings.

4.Intangible Assets
Intangible Assets
The Company has the following intangible assets, net as of March 31, 2022:

	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Developed technology	6.1 years	$422,900	$(99,806)	$323,094
Internally developed software	2.7 years	126,873	(54,047)	72,826
Gaming licenses	7.2 years	54,709	(15,827)	38,882
Trademarks, tradenames and other	4.3 years	31,863	(7,699)	24,164
Customer relationships	3.0 years	99,728	(38,553)	61,175
		736,073	(215,932)	520,141
Indefinite-lived intangible assets:
Digital assets	Indefinite-lived	2,882	—	2,882
Intangible assets, net		$738,955	$(215,932)	$523,023
The Company had the following intangible assets, net as of December 31, 2021:

	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Developed technology	6.4 years	$422,900	$(87,089)	$335,811
Internally developed software	2.6 years	117,953	(52,607)	65,346
Gaming licenses	7.3 years	54,442	(13,466)	40,976
Trademarks and tradenames	4.5 years	30,639	(5,952)	24,687
Customer relationships	3.3 years	99,728	(33,526)	66,202
		725,662	(192,640)	533,022
Indefinite-lived intangible assets:
Digital assets	Indefinite-lived	1,995	—	1,995
Intangible assets, net		$727,657	$(192,640)	$535,017

Amortization expense was $28.1 million and $25.2 million for the three months ended March 31, 2022 and 2021, respectively.

5.Current and Long-term Liabilities
Revolving Line of Credit
In October 2016, DraftKings Inc., a Delaware corporation (“DK DE”) entered into an amended and restated loan and security agreement with Pacific Western Bank, which was most recently amended in May 2022 (as amended, the “Credit Agreement”). The Credit Agreement provides a revolving line of credit of up to $60.0 million. The Credit Agreement has a maturity date of August 28, 2022.
Borrowings under the Credit Agreement bear interest at a variable annual rate equal to the greater of (i) 1.00% above the prime rate then in effect and (ii) 6.50%, and the Credit Agreement requires monthly, interest-only payments. In addition, the Company is required to pay quarterly in arrears a fee equal to 0.25% per annum of the unused portion of the revolving line of credit. As of March 31, 2022 and December 31, 2021, the Credit Agreement provided a revolving line of credit of up to $60.0 million. There was no principal outstanding as of March 31, 2022 or December 31, 2021. Net facility available from the Credit Agreement as of March 31, 2022 and December 31, 2021 totaled $56.0 million and $55.8 million, respectively, which, in each case, excludes the letters of credit outlined in Note 13. The Company is also subject to certain affirmative and negative covenants until maturity. In connection with the issuance of the Convertible Notes (as defined below) and the entry into the Capped Call Transactions (as defined below), the Company obtained a waiver from Pacific Western Bank for any breach of the Credit Agreement that would have otherwise resulted from entering into these financing transactions. The Company also obtained a waiver from Pacific Western Bank for any breach of the Credit Agreement that would have otherwise resulted from exceeding a capital expenditure limitation for 2021 and the amendments to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2021 and June 30, 2021, in each case, for the material weakness previously identified in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, as filed with the SEC on November 5, 2021. In connection with the GNOG Transaction, the Company obtained a waiver from Pacific Western Bank for any breach of the Credit Agreement that would have otherwise resulted from entering into the transactions contemplated thereby, as well as to permit certain transfers of cash from the borrowers thereunder to GNOG and its subsidiaries from time to time.
Convertible Notes and Capped Call
In March 2021, the Company issued zero-coupon convertible senior notes in an aggregate principal amount of $1,265.0 million, which includes proceeds from the full exercise of the over-allotment option (collectively, the “Convertible Notes”). The Convertible Notes will mature on March 15, 2028 (the “Notes Maturity Date”) , subject to earlier conversion, redemption or repurchase. In connection with the issuance of the Convertible Notes, the Company incurred $17.0 million of lender fees and $1.7 million of debt financing costs. The Convertible Notes represent senior unsecured obligations of the Company, which are being amortized through the Notes Maturity Date.
The Convertible Notes are convertible at an initial conversion rate of 10.543 shares of the Company’s Class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $94.85 per share of Class A common stock. The conversion rate is subject to adjustment upon the occurrence of certain specified events and includes a make-whole adjustment upon early conversion in connection with a make-whole fundamental change (as defined in the indenture governing the Convertible Notes).
Prior to September 15, 2027, the Convertible Notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the Notes Maturity Date. The Company will satisfy any conversion election by paying or delivering, as the case may be, cash, shares of Class A common stock or a combination of cash and shares of Class A common stock. During the three months ended March 31, 2022, the conditions allowing holders of the Convertible Notes to convert their Convertible Notes were not met.
In connection with the pricing of the Convertible Notes and the exercise of the over-allotment option to purchase additional notes, the Company entered into a privately negotiated capped call transaction (“Capped Call Transactions”). The Capped Call Transactions have a strike price of $94.85 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Convertible Notes. The Capped Call Transactions have an initial cap price of $135.50 per share, subject to certain adjustments. The Capped Call Transactions are expected generally to reduce potential dilution to the Company’s Class A common stock upon any conversion of Convertible Notes. As the transaction qualifies for equity classification, the net cost of $124.0 million incurred in connection with the Capped Call Transactions was recorded as a reduction to additional paid-in capital on the Company’s consolidated balance sheet.
Although recorded at amortized cost on the Company’s consolidated balance sheet, the estimated fair value of the Convertible Notes was $907.6 million and $953.8 million as of March 31, 2022 and December 31, 2021, respectively, which was calculated using the estimated or actual bids and offers of the Convertible Notes in an over-the-counter market on the last business day of the period and is classified as Level 2 in the fair value hieraarchy.
Indirect Taxes
Taxation of e-commerce is becoming more prevalent and could negatively affect the Company’s business as it pertains to DFS and its users. The ultimate impact of indirect taxes on the Company’s business is uncertain, as is the period required to resolve this uncertainty. The Company’s estimated contingent liability for indirect taxes represents the Company’s best estimate of tax liability in jurisdictions in which the Company believes taxation is probable. The Company frequently reevaluates its tax positions for appropriateness.

Indirect tax statutes and regulations are complex and subject to differences in application and interpretation. Tax authorities may impose indirect taxes on Internet-delivered activities based on statutes and regulations which, in some cases, were established prior to the advent of the Internet and do not apply with certainty to the Company’s business. The Company’s estimated contingent liability for indirect taxes may be materially impacted by future audit results, litigation and settlements, should they occur. The Company’s activities by jurisdiction may vary from period to period, which could result in differences in the applicability of indirect taxes from period to period.
As of March 31, 2022 and December 31, 2021, the Company’s estimated contingent liability for indirect taxes was $49.2 million and $47.5 million, respectively. The estimated contingent liability for indirect taxes is recorded within other long-term liabilities on the consolidated balance sheets and general and administrative expenses on the condensed consolidated statements of operations.
Warrant Liabilities
As part of the initial public offering of Diamond Eagle Acquisition Corp, (“DEAC”) on May 14, 2019 (the “IPO”), DEAC issued 13.3 million warrants each of which entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, DEAC completed the private sale of 6.3 million warrants to DEAC’s sponsor (the “Private Warrants”). As of March 31, 2022, there were no Public Warrants outstanding. As of March 31, 2022, 1.6 million Private Warrants remained outstanding at a fair value of $14.2 million. Due to fair value changes throughout the three months ended March 31, 2022 and March 31, 2021, the Company recorded a gain on remeasurement of warrant liabilities of $12.7 million and a loss on remeasurement of warrant liabilities of $27.0 million, respectively. During the three months ended March 31, 2022, a de minimis number of Private Warrants were exercised. During the three months ended March 31, 2021, 0.1 million Private Warrants were exercised resulting in a reclassification to additional paid-in-capital in the amount of $1.8 million, reflecting the reclassification of the warrant liabilities of $1.6 million and proceeds upon exercise of $0.2 million.

6.Fair Value Measurements

Certain assets and liabilities are carried at fair value under U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value and nonrecurring fair value measurements are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•Level 1 — Quoted prices in active markets for identical assets or liabilities.

•Level 2 — Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

•Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value as of March 31, 2022 and December 31, 2021 based on the three-tier fair value hierarchy:

	March 31, 2022
	Level 1		Level 2		Level 3		Total
Assets
Cash equivalents:
Money market funds	$200,212	(1)	$—		$—		$200,212
Other non-current assets:
Derivative instruments	—		—		43,283	(4)	43,283
Equity securities	27,650	(2)	7,033	(3)	—		34,683
Total	$227,862		$7,033		$43,283		$278,178

Liabilities
Private Warrants	$—		$14,230	(5)	$—		$14,230
Total	$—		$14,230		$—		$14,230

	December 31, 2021
	Level 1		Level 2		Level 3		Total
Assets
Cash equivalents:
Money market funds	$550,169	(1)	$—		$—		$550,169
Other non-current assets:
Derivative instruments	—		—		3,850	(4)	3,850
Equity securities	27,200	(2)	—		—		27,200
Total	$577,369		$—		$3,850		$581,219

Liabilities
Private Warrants	$—		$26,911	(5)	$—		$26,911
Total	$—		$26,911		$—		$26,911

(1)Represents the Company’s money market funds, which are classified as Level 1 because the Company fair values these assets using quoted market prices.
(2)Represents the Company’s marketable equity securities, which are classified as Level 1 because the Company fair values these assets using quoted market prices.
(3)Represents the Company’s non-marketable equity securities, which are classified as Level 2 because the Company fair values these assets using observable inputs for similar investments of the same issuer. The Company has elected the remeasurement alternative for these assets.
(4)Represents the Company’s derivative instruments held in other public and privately held entities. The Company measures these derivative instruments at fair value using option pricing models and, accordingly, classifies these assets as Level 3. During the three months ended March 31, 2022, there were not a significant amount of new derivative instruments purchased by or issued to the Company. The table below includes a range and an average weighted by relative fair value of the significant unobservable inputs used to fair value the Level 3 derivative instruments. A change in these significant unobservable inputs might result in a significantly higher or lower fair value measurement at the reporting date.

	March 31, 2022	December 31, 2021
Significant Unobservable Input	Range (Weighted Average)
Underlying stock price	$11.06 - $39.22 ($36.69)	$10.88
Volatility	65.0% - 75.0% (73.4%)	60.0%
Risk-free rate	1.0% - 1.4% (1.3%)	0.3%
(5)The Company measures its Private Warrants at fair value using a binomial lattice model with the significant assumptions being observable inputs and, accordingly, classifies these liabilities as Level 2.

For the three months ended March 31, 2022 and 2021, the Company recorded $37.4 million and $0.0 million of unrealized gains, respectively, primarily all of which resulted from those financial assets categorized as Level 3. Those unrealized gains are included within other income, net in the condensed consolidated statements of operations.

7.Revenue Recognition
Deferred Revenue

The Company included deferred revenue within accounts payable and accrued expenses and liabilities to users in the condensed consolidated balance sheets. The deferred revenue balances were as follows:

	Three months ended March 31,
	2022	2021
Deferred revenue, beginning of the period	$91,554	$30,627
Deferred revenue, end of the period	95,402	41,849
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	51,680	24,493

Deferred revenue primarily represents contract liabilities related to the Company’s obligation to transfer future value in relation to in period transactions in which the Company has received consideration. Such obligations are recognized as liabilities when awarded to users and are recognized as revenue when those liabilities are later resolved.

Revenue Disaggregation

Disaggregation of revenue for the three months ended March 31, 2022 and 2021 is as follows:

	Three months ended March 31,
	2022	2021
Online gaming	$386,678	$272,661
Gaming software	13,495	31,429
Other	17,032	8,186
Total Revenue	$417,205	$312,276

Online gaming includes DFS, iGaming and Sportsbook, which have certain similar attributes and patterns of recognition. Sources of other revenue primarily include media, marketplace and other online consumer products.

The following table presents the Company’s revenue by geographic region for the periods indicated:

	Three months ended March 31,
	2022	2021
United States	$402,597	$280,117
International	14,608	32,159
Total Revenue	$417,205	$312,276

8.Stock-Based Compensation
The Company, historically, has issued three types of stock-based compensation: Time-Based awards, Long Term Incentive Plan (“LTIP”) awards and Performance-Based Stock Compensation Plan (“PSP”) awards. Time-Based awards are equity awards which generally vest over a 4-year period. LTIP awards are performance-based equity awards that are used to establish longer-term performance objectives and incentivize management to meet those objectives. PSP awards are short-term performance-based equity awards which establish performance objectives related to one or two particular fiscal years. LTIP awards generally vest when revenue, Adjusted EBITDA or share price targets are achieved amongst other conditions, while PSP awards generally vest upon achievement of revenue targets and have a range of payouts amongst other conditions.

The following table shows restricted stock unit (“RSU”) and stock option activity for the three months ended March 31, 2022:

	Time-based		PSP		LTIP		Total	Weighted Average Exercise Price of Options	Weighted Average FMV of RSUs
	Options	RSUs	Options	RSUs	Options	RSUs
Outstanding at December 31, 2021	14,695	4,195	2,354	1,488	11,671	19,343	53,746	$5.46	$49.94
Granted	200	8,013	—	2	—	173	8,388	31.40	23.30
Exercised options / vested RSUs	(869)	(405)	(44)	(2,671)	—	(6,251)	(10,240)	1.94	46.15
Change in awards due to performance-based multiplier	—	—	—	1,806	—	—	1,806	—	33.69
Forfeited	(21)	(116)	—	(1)	—	(50)	(188)	4.12	41.41
Outstanding at March 31, 2022	14,005	11,687	2,310	624	11,671	13,215	53,512	$5.76	$41.68

As of March 31, 2022, total unrecognized stock-based compensation expense of $731.2 million related to granted and unvested share-based compensation arrangements is expected to be recognized over a weighted-average period of 2.0 years. The following table shows stock compensation expense for the three months ended March 31, 2022 and 2021:

	Three months ended March 31, 2022			Three months ended March 31, 2021
	Options	RSUs	Total	Options	RSUs	Total
Time Based (1)	$3,864	$21,786	$25,650	$2,433	$14,268	$16,701
PSP (2)	—	43,367	43,367	—	16,314	16,314
LTIP (2)	—	118,060	118,060	—	118,828	118,828
Total	$3,864	$183,213	$187,077	$2,433	$149,410	$151,843

(1) Time-based awards vest and are expensed over a defined service period.
(2) PSP and LTIP awards vest based on defined performance criteria and are expensed based on the probability of achieving such criteria. During the three months ended March 31, 2022, the Company recorded a cumulative catch-up adjustment of $20.7 million in additional stock-based compensation expense related to its updated expectation on achieving higher revenue targets than originally estimated for certain PSP awards which have a range of payouts.

9.Income Taxes
The Company’s provision for income taxes for the three months ended March 31, 2022 and 2021 is as follows:

	Three months ended March 31,
	2022	2021
Income tax provision (benefit)	$469	$(4,595)

The effective tax rates for the three months ended March 31, 2022 and 2021 were (0.1)% and 1.3%, respectively. The difference between the Company’s effective tax rates for the three month periods in 2022 and 2021 and the U.S. statutory tax rate of 21% was primarily due to a full valuation allowance related to the Company’s net U.S. deferred tax assets, offset partially by current state tax and current foreign tax. Additionally, the Company recorded a discrete income tax benefit of $6.8 million during the first quarter of 2021, which is attributable to a non-recurring partial release of the Company’s U.S. valuation allowance as a result of the preliminary purchase price accounting of Vegas Sports Information Network, LLC (“VSiN”). The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized.

10.Segment Information
The Company operates its business and reports its results through two operating and reportable segments: B2C and B2B, in accordance with ASC Topic 280, Segment Reporting. The B2C segment provides users with DFS, Sportsbook and iGaming products, as well as media and other online consumer products. The B2B segment is involved in the design, development and licensing of sports betting and casino gaming software for its Sportsbook and casino gaming products, which is primarily comprised of SBTech.

Operating segments are components of the Company for which separate discrete financial information is available to and evaluated regularly by the chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The CODM assesses a combination of metrics such as revenue and Adjusted EBITDA to evaluate the performance of each operating and reportable segment.

Any intercompany revenues or expenses are eliminated in consolidation. All of the Company’s operating revenues and expenses, other than those excluded from Adjusted EBITDA as detailed below, are allocated to the Company’s reportable segments. We define and calculate Adjusted EBITDA as net loss before the impact of interest income or expense, income tax expense and depreciation and amortization, and further adjusted for the following items: stock-based compensation, transaction-related costs, litigation, settlement and related costs and certain other non-recurring, non-cash and non-core items, as described in the reconciliation below.
A measure of segment assets and liabilities has not been currently provided to the Company’s CODM and therefore is not shown below.
Summarized financial information for the Company’s segments is shown in the following table:

	Three months ended March 31,
	2022	2021
Revenue:
B2C	$403,710	$280,847
B2B	13,495	31,429
Total revenue	417,205	312,276

Adjusted EBITDA:
B2C	(269,171)	(141,355)
B2B	(20,338)	2,093
Total adjusted EBITDA	(289,509)	(139,262)
Adjusted for:
Depreciation and amortization	32,225	28,193
Interest income, net	(148)	(985)
Income tax provision (benefit)	469	(4,595)
Stock-based compensation	187,077	151,843
Transaction-related costs	3,774	3,023
Litigation, settlement and related costs	1,950	622
(Gain) loss on remeasurement of warrant liabilities	(12,681)	26,980
Other non-recurring costs and non-operating (income) costs	(34,482)	2,001
Net loss attributable to common shareholders	$(467,693)	$(346,344)

11.Loss Per Share
The computation of loss per share and weighted-average shares of the Company’s Class A common stock outstanding for the periods presented are as follows:

	Three months ended March 31,
	2022	2021
Net loss	$(467,693)	$(346,344)
Basic and diluted weighted-average common shares outstanding	411,066	397,621
Loss per share attributable to common stockholders:
Basic and diluted	$(1.14)	$(0.87)

There were no preferred or other dividends declared for the three months ended March 31, 2022. For the periods presented, the following securities were not required to be included in the computation of diluted shares outstanding:

	Three months ended March 31,
	2022	2021
Warrants	1,613	1,812
Stock options and RSUs	53,512	59,187
Convertible notes	13,337	13,337
Total	68,462	74,336

12.Related-Party Transactions
Financial Advisor
The Company entered into an engagement letter with a related party (the “Financial Advisor”) in August 2019, as amended in December 2019. For the three months ended March 31, 2022 and 2021, the Company incurred no fees payable to the Financial Advisor.
Receivables from Equity Method Investment
The Company provides office space and general operational support to DKFS, LLC, an equity-method affiliate. The operational support is primarily in the form of general and administrative services. As of March 31, 2022 and December 31, 2021, the Company had $0.5 million and $0.6 million, respectively, of receivables from DKFS, LLC related to those services and expenses to be reimbursed to the Company, which are included within non-current assets in the consolidated balance sheets. The Company has committed to invest up to $17.5 million into DBDK Venture Fund I, LP, a Delaware limited partnership and a subsidiary of DKFS LLC. As of March 31, 2022, the Company had invested a total of $3.5 million of the total commitment.
Transactions with a Shareholder and their Immediate Family Members
As of March 31, 2022 and December 31, 2021, the Company had $3.8 million of receivables due from former shareholders of SBTech, which includes a current director and shareholder of the Company. For the three months ended March 31, 2022 and March 31, 2021, the Company had $0.6 million and $1.4 million in sales, respectively, to an immediate family member of a current director of the Company. The Company had an associated accounts receivable balance of $0.2 million as of March 31, 2022 and December 31, 2021 included in accounts receivable in its condensed consolidated balance sheets.
Aircraft
Starting in 2022, from time to time, the Company has chartered, without mark-up, the private plane owned by Jason Robins, the Company’s Chief Executive Officer, utilizing aircraft services from Jet Aviation Flight Services, Inc. for the business and personal travel of Mr. Robins and his family. The Company had no direct or indirect interest in such private plane. During the three months ended March 31, 2022, the Company incurred $0.7 million of expense for use of the aircraft under these chartering services.
In March 2022, the Company entered into a one-year lease of an aircraft from an entity controlled by Mr. Robins. Pursuant to such agreement, Mr. Robins’ entity leases the aircraft to the Company for $0.6 million for a one-year period. The Company covers all operating, maintenance and other expenses associated with the aircraft. The audit and compensation committees of the Company’s board of directors approved this arrangement based, among other things, on the requirements of the overall security program that Mr. Robins and his family fly private and their assessment that such an arrangement is more efficient and flexible and better ensures safety, confidentiality and privacy.

13.Leases, Commitments and Contingencies
Leases
The Company primarily leases corporate office facilities, data centers and motor vehicles under operating lease agreements. Some of the Company’s leases include one or more options to renew. For a majority of our leases, we do not assume renewals in our determination of the lease term as the renewals are not deemed to be reasonably assured. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. As of March 31, 2022, the Company’s lease agreements typically have terms not exceeding ten years.
Payments under the Company’s lease arrangements may be fixed or variable, and variable lease payments primarily represent costs related to common area maintenance and utilities. The components of lease cost are as follows:

	Three months ended March 31,
	2022	2021
Operating lease cost	$4,230	$4,133
Short term lease cost	1,755	426
Variable lease cost	806	701
Sublease income	(230)	(111)
Total lease cost	$6,561	$5,149

Other information related to leases are as follows:

	Three months ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$4,283	$4,378
Right-of-use assets obtained in exchange for new operating lease liabilities	$619	$8,790

The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating leases were 5.7 years and 6.5% as of March 31, 2022. The Company calculated the weighted-average discount rates using incremental borrowing rates, which equal the rates of interest that it would pay to borrow funds on a fully collateralized basis over a similar term.
Maturity of lease liabilities are as follows:

Years Ending December 31,
From April 1, 2022 to December 31, 2022	$12,443
2023	15,661
2024	13,167
2025	11,371
2026	9,817
Thereafter	18,294
Total undiscounted future cash flows	80,753
Less: Imputed interest	(13,385)
Present value of undiscounted future cash flows	$67,368

As of March 31, 2022, the Company has an additional corporate office lease that has not yet commenced with lease obligations of approximately $33.7 million that are not included in the table above. This operating lease is expected to commence in 2022 with a term of approximately 11 years.
As of March 31, 2022, the Company had long-lived assets, which consists of operating lease right-of-use assets and property and equipment, net, of $79.5 million and $31.4 million located in the United States and internationally, respectively. As of December 31, 2021, the company had long-lived assets of $77.2 million and $32.6 million located in the United States and internationally, respectively.
Other Contractual Obligations and Contingencies

The Company is a party to several non-cancelable contracts with vendors where the Company is obligated to make future minimum payments under the terms of these contracts as follows:

Years Ending December 31,
From April 1, 2022 to December 31, 2022	$349,135
2023	402,543
2024	344,405
2025	289,543
2026	177,980
Thereafter	349,849
Total	$1,913,455

Contingencies
From time to time, and in the ordinary course of business, the Company may be subject to certain claims, charges and litigation concerning matters arising in connection with the conduct of the Company’s business activities.

In Re: Daily Fantasy Sports Litigation (Multi-District Litigation)

Between late 2015 and early 2016, certain individuals who allegedly registered and competed in daily sports fantasy contests on our and FanDuel’s websites, and their family members, filed numerous actions (primarily purported class actions) against us, FanDuel, and other related parties in courts across the United States (the “DFS defendants”). In February 2016, these actions were consolidated in a multi-district litigation in the U.S. District Court for the District of Massachusetts. The plaintiffs asserted 27 claims arising under both state and federal law against the DFS defendants. The plaintiffs’ claims against us generally fall into four categories: (1) the Company’s online daily fantasy sports contests constitute illegal gambling; (2) the Company promulgated false or misleading advertisements that emphasized the ease of play and likelihood of winning; (3) the Company induced consumers to lose money through a deceptive bonus program; and (4) the Company allowed our employees to participate in competitors’ fantasy sports contests using non-public information, which gave such employees an unfair advantage over other contestants. The plaintiffs seek money damages, equitable relief, and disgorgement of gains against the Company.

On October 6, 2021, the court entered judgment and an order approving a settlement and dismissing the claims with prejudice brought by all plaintiffs except the family members plaintiffs and one plaintiff asserting claims against the DFS defendants as a concerned citizen of the State of Florida. This settlement agreement became effective on November 5, 2021; as a result, the only remaining plaintiffs are the family member plaintiffs and the plaintiff who asserted the concerned citizen claims. On January 21, 2022, DraftKings and the family member plaintiffs filed a joint motion for preliminary approval of a proposed settlement. On February 18, 2022, the court entered an order preliminarily approving the proposed settlement and scheduled a fairness hearing for final approval of the settlement on June 8, 2022. Once the family member settlement agreement becomes effective, the only remaining plaintiff will be the plaintiff who asserted the concerned citizen claims.

The Company intends to vigorously defend this case. If the plaintiffs obtain a judgment in their favor in this matter, the Company could be subject to substantial damages and it could be restricted from offering DFS contests in certain states. The Company established an accrual for this matter, but it cannot provide any assurance as to the outcome of this lawsuit.

Despite the potential for significant damages, the Company does not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on DraftKings’ financial condition, although the outcome could be material to DraftKings’ operating results for any particular period, depending, in part, upon the operating results for such period.

Interactive Games LLC

On June 14, 2019, Interactive Games LLC filed suit against the Company in the U.S. District Court for the District of Delaware, alleging that our Daily Fantasy Sports product infringes two patents and the Company’s Sportsbook product infringes two different patents. DraftKings intends to vigorously defend this case. In the event that a court ultimately determines that the Company is infringing the asserted patents, it may be subject to substantial damages, which may include treble damages and/or an injunction that could require the Company to modify certain features that we currently offer.

The Company cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages. The Company also cannot provide an estimate of the possible loss or range of loss. Any adverse outcome in these matters could expose the Company to substantial damages or penalties that may have a material adverse impact on the Company’s operations and cash flows.

Despite the potential for significant damages, the Company does not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on DraftKings’ financial condition, although the outcome could be material to DraftKings’ operating results for any particular period, depending, in part, upon the operating results for such period.

Winview Inc.

On July 7, 2021, Winview Inc., a Delaware corporation, filed suit against the Company in the U.S. District Court for the District of New Jersey, which was subsequently amended on July 28, 2021, alleging that our Sportsbook product infringes two patents, our Daily Fantasy Sports product infringes one patent, and that our Sportsbook product and Daily Fantasy Sports product infringe another patent. On November 15, 2021, Winview Inc. filed a second amended complaint (the “SAC”), adding as defendants DK DE and Crown Gaming Inc., a Delaware corporation, which are wholly-owned subsidiaries of the Company. The SAC largely repeats the allegations of the first amended complaint.

DraftKings intends to vigorously defend this case. In the event that a court ultimately determines that the Company is infringing the asserted patents, it may be subject to substantial damages, which may include treble damages and/or an injunction that could require the Company to modify certain features that we currently offer.

The Company cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages. The Company also cannot provide an estimate of the possible loss or range of loss. Any adverse outcome in these matters could expose the Company to substantial damages or penalties that may have a material adverse impact on the Company’s operations and cash flows.

Despite the potential for significant damages, the Company does not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on DraftKings’ financial condition, although the outcome could be material to DraftKings’ operating results for any particular period, depending, in part, upon the operating results for such period.

Securities Matters

On July 2, 2021, the first of two substantially similar federal securities law putative class actions was filed in the U.S. District Court for the Southern District of New York against the Company and certain of its officers. The actions allege violations of Sections 10(b) and 20(a) of the Exchange Act on a behalf of a putative class of persons who purchased or otherwise acquired DraftKings stock between December 23, 2019 and June 15, 2021. The allegations relate to, among other things, allegedly false and misleading statements and/or failures to disclose information about the Company’s business and prospects, based primarily upon the allegations concerning SBTech that were contained in a report published about the Company on June 15, 2021 by Hindenburg Research (the “Hindenburg Report”). The Company intends to vigorously defend against these claims. On November 12, 2021, the court consolidated the two actions under the caption In re DraftKings Securities Litigation and appointed a lead plaintiff. The lead plaintiff filed a consolidated amended complaint on January 11, 2022.

Beginning on July 9, 2021, the Company received subpoenas from the SEC seeking documents concerning, among other things, certain of the allegations raised in the Hindenburg Report, as well as the Company’s disclosures regarding its compliance policies and procedures, and related matters. The Company intends to comply with the related requests and is cooperating with the SEC’s ongoing inquiry.

The Company cannot predict with any degree of certainty the outcome of these matters or determine the extent of any potential liabilities. The Company also cannot provide an estimate of the possible loss or range of loss. Any adverse outcome in these matters could expose the Company to substantial damages or penalties that may have a material adverse impact on the Company’s operations and cash flows.

Despite the potential for significant damages, the Company does not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on DraftKings’ financial condition, although the outcome could be material to DraftKings’ operating results for any particular period, depending, in part, upon the operating results for such period.

Shareholder Derivative Litigation

On October 21, 2021, the first of five substantially similar putative shareholder derivative actions was filed in Nevada by alleged shareholders of the Company. The actions purport to assert claims on behalf of the Company against certain current and former officers and/or members of the board of directors of the Company and DEAC. The two actions filed in the U.S. District Court for the District of Nevada have since been consolidated, and two of the actions filed in Nevada state District Court in Clark County likewise have been consolidated. A substantially identical fifth action was filed in Nevada state District Court in Clark County and has been dismissed voluntarily by the plaintiff. The same plaintiff filed a substantially identical action in Massachusetts Superior Court, which has also been dismissed voluntarily by the plaintiff. The Nevada actions purport to assert claims on behalf of the Company for, among other things, breach of fiduciary duty and corporate waste based primarily upon the allegations concerning SBTech that were contained in the Hindenburg Report. The federal court action in Nevada also contends that certain individuals are liable to the Company for any adverse judgment in the federal securities class actions described above under Sections 10(b) and 21D of the Exchange Act. The Nevada actions seek unspecified compensatory damages, changes to corporate governance and internal procedures, equitable and injunctive relief, restitution, costs and attorney’s fees.

The Company cannot predict with any degree of certainty the outcome of these matters or determine the extent of any potential liabilities. The Company also cannot provide an estimate of the possible loss or range of loss. Because the Nevada actions allege claims on behalf of the Company and purport to seek judgments in favor of the Company, the Company does not believe, based on currently available information, that the outcome of these proceedings will have a material adverse effect on DraftKings’ financial condition, although the outcome could be material to DraftKings’ operating results for any particular period, depending, in part, upon the operating results for such period.

AG 18, LLC d/b/a/ Arrow Gaming

On August 19, 2021, AG 18, LLC d/b/a/ Arrow Gaming (“Arrow Gaming”) filed a complaint against DraftKings in the United States District Court for the District of New Jersey alleging that DraftKings’ DFS and Casino products infringe four patents. On October 12, 2021, Arrow Gaming filed an amended complaint to add one additional patent. On December 20, 2021, Arrow Gaming filed a second amended complaint adding new allegations with respect to alleged willful infringement.

DraftKings intends to vigorously defend this case. In the event that a court ultimately determines that the Company is infringing the asserted patents, it may be subject to substantial damages, which may include treble damages and/or an injunction that could require the Company to modify certain features that we currently offer.

The Company cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages. The Company also cannot provide an estimate of the possible loss or range of loss. Any adverse outcome in these matters could expose the Company to substantial damages or penalties that may have a material adverse impact on the Company’s operations and cash flows.

Despite the potential for significant damages, the Company does not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on DraftKings’ financial condition, although the outcome could be material to DraftKings’ operating results for any particular period, depending, in part, upon the operating results for such period.

Beteiro, LLC

On November 22, 2021, Beteiro, LLC filed a complaint against the Company in the United States District Court for the District of New Jersey alleging that the Company’s Sportsbook and Casino products infringe four patents.

DraftKings intends to vigorously defend this case. In the event that a court ultimately determines that the Company is infringing the asserted patents, it may be subject to substantial damages, which may include treble damages and/or an injunction that could require the Company to modify certain features that we currently offer.

The Company cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages. The Company also cannot provide an estimate of the possible loss or range of loss. Any adverse outcome in these matters could expose the Company to substantial damages or penalties that may have a material adverse impact on the Company’s operations and cash flows.

Despite the potential for significant damages, the Company does not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on DraftKings’ financial condition, although the outcome could be material to DraftKings’ operating results for any particular period, depending, in part, upon the operating results for such period.

Diogenes Ltd. & Colossus(IOM) Ltd.

On December 1, 2021, Diogenes Ltd. & Colossus (IOM) Ltd. (“Colossus”), filed a complaint against the Company in the United States District Court for the District of Delaware alleging that the Company’s Sportsbook product infringes seven patents. Colossus amended its complaint on February 7, 2022 to, among other things, add one additional patent.

DraftKings intends to vigorously defend this case. In the event that a court ultimately determines that the Company is infringing the asserted patents, it may be subject to substantial damages, which may include treble damages and/or an injunction that could require the Company to modify certain features that we currently offer.

The Company cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages. The Company also cannot provide an estimate of the possible loss or range of loss. Any adverse outcome in these matters could expose the Company to substantial damages or penalties that may have a material adverse impact on the Company’s operations and cash flows.

Despite the potential for significant damages, the Company does not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on DraftKings’ financial condition, although the outcome could be material to DraftKings’ operating results for any particular period, depending, in part, upon the operating results for such period.

Internal Revenue Service
The Company is currently under Internal Revenue Service audit for prior tax years, with the primary unresolved issues relating to excise taxation of fantasy sports contests and informational reporting and withholding. The final resolution of that audit, and other audits or litigation, may differ from the amounts recorded in these consolidated financial statements and may materially affect the Company’s consolidated financial statements in the period or periods in which that determination is made.

Letters of Credit
In connection with the Credit Agreement with Pacific Western Bank, the Company has entered into several letters of credit totaling $4.0 million and $4.2 million as of March 31, 2022 and December 31, 2021, respectively, for the Company’s leases of office space.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on February 18, 2022. As a result of the GNOG Transaction, which was consummated on May 5, 2022, New DraftKings became the going-forward public company and the direct parent company of both Old DraftKings and GNOG. New DraftKings was renamed “DraftKings Inc.” at the closing of the GNOG Transaction and is the registrant filing this Report as the successor registrant for Old DraftKings. Unless otherwise indicated, the terms “DraftKings,” the “Company,” “we,” “us,” or “our” refer to (i) Old DraftKings for periods preceding the Closing Date and (ii) New DraftKings for periods on and subsequent to the Closing Date, in each case, together with their respective consolidated subsidiaries.

Forward-Looking Statements
This Report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements depend upon events, risks and uncertainties that may be outside of our control. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, many of which are beyond our control, and, consequently, our actual results may differ materially from those projected.
Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Report. Any statements contained herein that are not statements of historical fact may be forward-looking statements.
•factors relating to our business, operations and financial performance, including:
•our ability to effectively compete in the global entertainment and gaming industries;
•our ability to successfully acquire and integrate new operations;
•our ability to obtain and maintain licenses with gaming authorities;
•our inability to recognize deferred tax assets and tax loss carryforwards;
•market and global conditions and economic factors beyond our control, including the potential adverse effects of the ongoing global coronavirus (“COVID-19”) pandemic on capital markets, general economic conditions, unemployment and our liquidity, operations and personnel;
•intense competition and competitive pressures from other companies worldwide in the industries in which we operate;
•our ability to raise financing in the future;
•our success in retaining or recruiting officers, key employees or directors; and
•litigation and the ability to adequately protect our intellectual property rights.

These risks and other factors include those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on February 18, 2022. Due to the uncertain nature of these factors, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any of these statements to reflect events or circumstances occurring after the date of this Report, except as required by applicable law. New factors may emerge and it is not possible to predict all factors that may affect our business and prospects.

Our Business
We are a digital sports entertainment and gaming company. We provide users with daily fantasy sports (“DFS”), sports betting (“Sportsbook”) and online casino (“iGaming”) products, as well as media and other online consumer products. We are also involved in the design, development, and licensing of sports betting and casino gaming software for online and retail Sportsbooks and casino gaming products, as well as other online consumer products. On May 5, 2022, we acquired GNOG in an all-stock transaction. For further details regarding the GNOG Transaction, please see the section entitled “Acquisition of Golden Nugget Online Gaming, Inc.” contained within Note 3 of our condensed consolidated financial statements.
Our mission is to make life more exciting by responsibly creating the world’s favorite real-money games and betting experiences. We accomplish this by creating an environment where our users can find enjoyment and fulfillment through DFS, Sportsbook and iGaming, as well as media and other online consumer products. We are also highly focused on our responsibility as a steward of this new era in real-money gaming. Our ethics guide our decision making, with respect to both the tradition and integrity of sports and our investments in regulatory compliance and consumer protection.
We make deliberate and substantial investments in support of our mission and long-term growth. For example, we have invested in our products and technology in order to continually launch new product innovations, improve marketing, merchandising, and operational efficiency through data science, and deliver a great user experience. We also make significant investments in sales and marketing and incentives to grow and retain our paid user base, including personalized cross-product offers and promotions, and promote brand awareness to attract the “skin-in-the-game” sports fan. Together, these investments have enabled us to create a leading product built on scalable technology, while attracting a user base that has resulted in the rapid growth of our business.
Our priorities are to (a) continue to invest in our products and services, (b) launch our products in new geographies, (c) create replicable and predictable state-level unit economics in sports betting and iGaming and (d) expand our other online consumer products. When we launch Sportsbook and iGaming offerings in a new jurisdiction, we invest in user acquisition, retention and cross-selling until the new jurisdiction provides a critical mass of users engaged across our products.
Our current technology is highly scalable with relatively minimal incremental spend required to launch our products in new jurisdictions. We will continue to manage our fixed-cost base in conjunction with our market entry plans and focus our variable spend on marketing, user experience and support and regulatory compliance to become the product of choice for users and maintain favorable relationships with regulators. We also expect to improve our profitability over time through cost synergies and new opportunities driven by the continued optimization of our technology infrastructure.
Our path to profitability is based on the acceleration of positive contribution profit growth driven primarily by marketing efficiencies as we continue the transition from local to regional to national advertising as well as scale benefits from investments in our product and technology and general and administrative functions. On a consolidated Adjusted EBITDA basis, we expect to achieve profitability when total contribution profit exceeds the fixed costs of our business, which depends, in part, on the percentage of the U.S. adult population that has access to our products and the other factors summarized in the section entitled “Forward-Looking Statements”.
Basis of Presentation
We operate two complementary business segments: our business-to-consumer (“B2C”) business and our business-to-business (“B2B”) business.
B2C

Our B2C business is comprised of the legacy business of DraftKings Inc., a Delaware corporation (“DK DE”), which includes our DFS, Sportsbook and iGaming products, as well as our other online consumer products. Across these principal offerings, we offer users a single integrated product that provides one account, one wallet, a centralized payment system and responsible gaming controls. Currently, we operate our B2C segment primarily in the United States.

B2B

Our B2B business is primarily comprised of the operations of SBTech, which we acquired on April 23, 2020. Our B2B segment’s principal activities involve the design and development of sports betting and casino gaming software. Our B2B services are delivered through our proprietary software, and our complementary service offerings include trading and risk management and support for reporting, customer management and regulatory reporting requirements. The operations of our B2B segment are concentrated mainly in Europe and the United States.

Impact of COVID-19
The COVID-19 pandemic has adversely impacted global commercial activity, disrupted supply chains and contributed to significant volatility in financial markets. Beginning in 2020 and continuing into 2022, the COVID-19 pandemic adversely impacted many different industries. The ongoing COVID-19 pandemic could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the extent and the duration of the impact of COVID-19. The COVID-19 pandemic therefore presents material uncertainty and risk with respect to us and our performance and could affect our financial results in a materially adverse way.
Since the start of the COVID-19 pandemic, the primary impacts to us have been the suspension, cancellation and rescheduling of sports seasons and sporting events. Beginning in March 2020 and continuing into the first month of the third quarter of 2020, many sports seasons and sporting events, including the MLB regular season, domestic soccer leagues and European Cup competitions, the NBA regular season and playoffs, the NCAA college basketball tournament, the Masters golf tournament, and the NHL regular season and playoffs, were suspended or cancelled. The suspension of sports seasons and sporting events reduced customers’ use of, and spending on, our Sportsbook and DFS products.
Starting in the third quarter of 2020 and continuing into the fourth quarter of 2020, major professional sports leagues resumed their activities, many of which were held with shortened seasons. MLB began its season after a three-month delay and also completed the World Series, the NHL resumed its season and completed the Stanley Cup Playoffs, the Masters golf tournament was held, most domestic soccer leagues resumed and several European cup competitions were held, and the NFL season began on its regular schedule. During this period, the NBA also resumed its season, completed the NBA Finals and commenced its 2020-2021 season.

In the three months ended March 31, 2022, sports seasons continued and sporting events were held as planned, including the NFL regular season, the NFL Playoffs and Superbowl LVI, the NBA regular season, the NHL regular season, the NASCAR Cup Series, various NCAA football bowl games and the NCAA college basketball regular season and tournament. The continued return of major sports and sporting events has generated significant user interest and activity in our Sportsbook and DFS products. However, the possibility remains that sports seasons and sporting events may be suspended, cancelled or rescheduled due to COVID-19 outbreaks.

Our revenue varies based on sports seasons and sporting events amongst other factors, and cancellations, suspensions or alterations resulting from COVID-19 have the potential to adversely affect our revenue, possibly materially. However, our products that do not rely on sports seasons and sporting events, such as iGaming, may partially offset this adverse impact on revenue.
A significant or prolonged decrease in consumer spending on entertainment or leisure activities would also likely have an adverse effect on demand for our products, reducing cash flows and revenues, and thereby materially harming our business, financial condition and results of operations. In addition, a materially disruptive resurgence of COVID-19 cases or the emergence of additional variants or strains of COVID-19 could cause other widespread or more severe impacts depending on where infection rates are highest. As steps taken to mitigate the spread of COVID-19 necessitated a shift away from a traditional office environment for many employees, we implemented business continuity programs to ensure that employees were safe and that our business continued to function with minimal disruptions to normal work operations while employees worked remotely. We will continue to monitor developments relating to disruptions and uncertainties caused by COVID-19.

Financial Highlights and Trends
The following table sets forth a summary of our financial results for the periods indicated:

	Three months ended March 31,
(amounts in thousands)	2022	2021
Revenue	$417,205	$312,276
Net Loss	(467,693)	(346,344)
Adjusted EBITDA (1)	(289,509)	(139,262)

(1)Adjusted EBITDA is a non-GAAP financial measure. See “—Non-GAAP Information” below for additional information about this measure and a reconciliation of this measure to the most directly comparable financial measure calculated in accordance with U.S. GAAP.

Revenue increased by $104.9 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to the strong performance of our B2C segment as a result of robust customer acquisition and retention and the successful launches of our Sportsbook and iGaming products in additional jurisdictions since the first quarter of 2021. These increases were partially offset by planned promotional investments associated with the launch of our Sportsbook product in new states in the first quarter of 2022 (primarily New York) and atypically low hold rates (primarily attributable to NCAA college basketball wagering).

Key Performance Indicators – B2C Operations
Monthly Unique Payers (“MUPs”). MUPs is the average number of unique paid users (“unique payers”) that use our B2C products on a monthly basis.
MUPs is a key indicator of the scale of our B2C user base and awareness of our brand. We believe that year-over-year MUPs is also generally indicative of the long-term revenue growth potential of our B2C segment, although MUPs in individual periods may be less indicative of our longer-term expectations. We expect the number of MUPs to grow as we attract, retain and re-engage users in new and existing jurisdictions and expand our products to appeal to a wider audience.

We define MUPs as the number of unique payers per month who had a paid engagement (i.e., participated in a real-money engagement with one of our B2C products such as a DFS contest, sports bet or casino game) across one or more of our products via our technology. For reported periods longer than one month, we average the MUPs for the months in the reported period.

A “unique paid user” or “unique payer” is any person who had one or more paid engagements via our B2C technology during the period (i.e., a user that participates in a paid engagement with one of our B2C products counts as a single unique paid user or unique payer for the period). We exclude users who have made a deposit but have not yet had a paid engagement. Unique payers or unique paid users include users who have participated in a paid engagement with only promotional incentives, which are fungible with other funds deposited into their wallets on our technology; however, the number of such users has not been material to date.

The chart below presents our MUPs for the three months ended March 31, 2021 and 2022:

Average Monthly Unique Payers (in millions)
1.5
2.0
Q1 2021
Q1 2022

Average Revenue per MUP (“ARPMUP”). ARPMUP is the average B2C segment revenue per MUP, and this key metric represents our ability to drive usage and monetization of our B2C products. The chart below presents our ARPMUP for the three months ended March 31, 2021 and 2022:

Average Revenue per Monthly Unique Payer
(in whole dollars)
$61
$67
Q1 2021
Q1 2022

We define and calculate ARPMUP as the average monthly B2C segment revenue for a reporting period, divided by MUPs (i.e., the average number of unique payers) for the same period.
Our period-on-period increase in MUPs for the three months ended March 31, 2022, compared to the same periods in 2021, primarily reflects strong unique payer retention and acquisition across our Sportsbook and iGaming products as well as the expansion of our Sportsbook and iGaming products into new states, partially offset by a decline in DFS MUPs.

ARPMUP increased in the three months ended March 31, 2022, compared to the same period in 2021, primarily due to strong customer engagement, a continued mix shift into our iGaming product and an increase in DFS activity on a per MUP basis, partially offset by atypically low hold rates (primarily attributable to NCAA basketball wagering) and an increase in promotional intensity (primarily in New York).

Non-GAAP Information
This Report includes Adjusted EBITDA, which is a non-GAAP financial measure that we use to supplement our results presented in accordance with U.S. GAAP. We believe Adjusted EBITDA is useful in evaluating our operating performance, similar to measures reported by our publicly-listed U.S. competitors, and regularly used by security analysts, institutional investors and other interested parties in analyzing operating performance and prospects. Adjusted EBITDA is not intended to be a substitute for any U.S. GAAP financial measure. As calculated, it may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry.
We define and calculate Adjusted EBITDA as net loss before the impact of interest income or expense (net), income tax provision or benefit, depreciation and amortization, and further adjusted for the following items: stock-based compensation, transaction-related costs, litigation, settlement and related costs, gain or loss on remeasurement of warrant liabilities, and certain other non-recurring, non-cash or non-core items, as described in the reconciliation below.

We include non-GAAP financial measures because they are used by management to evaluate our core operating performance and trends and to make strategic decisions regarding the allocation of capital and new investments. Adjusted EBITDA excludes certain expenses that are required in accordance with U.S. GAAP because they are non-recurring items (for example, in the case of transaction-related costs), non-cash expenditures (for example, in the case of depreciation and amortization, remeasurement of warrant liabilities and stock-based compensation), or are not related to our underlying business performance (for example, in the case of interest income and expense and litigation, settlement and related costs).

Adjusted EBITDA
The table below presents our Adjusted EBITDA reconciled to our net loss, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP, for the periods indicated:

	Three months ended March 31,
(amounts in thousands)	2022	2021
Net loss	$(467,693)	$(346,344)
Adjusted for:
Depreciation and amortization (1)	32,225	28,193
Interest income, net	(148)	(985)
Income tax provision (benefit)	469	(4,595)
Stock-based compensation (2)	187,077	151,843
Transaction-related costs (3)	3,774	3,023
Litigation, settlement, and related costs (4)	1,950	622
(Gain) loss on remeasurement of warrant liabilities	(12,681)	26,980
Other non-recurring costs and non-operating (income) costs (5)	(34,482)	2,001
Adjusted EBITDA	$(289,509)	$(139,262)
Adjusted EBITDA by segment:
B2B	$(20,338)	$2,093
B2C	$(269,171)	$(141,355)

(1)The amounts include the amortization of acquired intangible assets of $19.2 million and $19.1 million for the three months ended March 31, 2022 and 2021, respectively.
(2)Primarily reflects stock-based compensation expenses resulting from the issuance of awards under long-term incentive plans.
(3)Includes capital markets advisory, consulting, accounting and legal expenses related to evaluation, negotiation and integration costs incurred in connection with pending or completed transactions and offerings.
(4)Primarily includes external legal costs related to litigation and litigation settlement costs deemed unrelated to our core business operations.
(5)Primarily includes the change in fair value of certain financial assets, as well as our equity method share of the investee’s losses and other costs relating to non-recurring items.

Results of Operations
Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
The following table sets forth a summary of our consolidated results of operations for the interim periods indicated, and the changes between periods.

	Three months ended March 31,
(amounts in thousands, except percentages)	2022	2021	$ Change	% Change
Revenue	$417,205	$312,276	$104,929	33.6%
Cost of revenue	313,379	183,225	(130,154)	(71.0)%
Sales and marketing	321,452	228,686	(92,766)	(40.6)%
Product and technology	81,352	56,159	(25,193)	(44.9)%
General and administrative	216,606	168,997	(47,609)	(28.2)%
Loss from operations	(515,584)	(324,791)	(190,793)	(58.7)%
Interest income, net	148	985	(837)	(85.0)%
Gain (loss) on remeasurement of warrant liabilities	12,681	(26,980)	39,661	147.0%
Other income, net	37,882	—	37,882	100.0%
Loss before income tax provision (benefit) and loss from equity method investment	(464,873)	(350,786)	(114,087)	(32.5)%
Income tax provision (benefit)	469	(4,595)	(5,064)	(110.2)%
Loss from equity method investment	2,351	153	(2,198)	(1,436.6)%
Net loss	$(467,693)	$(346,344)	$(121,349)	(35.0)%

Revenue. Revenue increased $104.9 million, or 33.6%, to $417.2 million in the three months ended March 31, 2022, from $312.3 million in the three months ended March 31, 2021. The increase was attributable to $122.9 million in incremental B2C segment revenue, partially offset by a decrease in B2B segment revenue of $17.9 million.

The $122.9 million increase in our B2C segment revenue was primarily attributable to our online gaming revenues which increased $114.0 million, or 41.8%, to $386.7 million in the three months ended March 31, 2022, from $272.7 million in the three months ended March 31, 2021. The remaining increase in our B2C segment revenue was attributable to “Other Revenues”, which primarily includes media and retail Sportsbooks.

Online gaming revenue grew in the three months ended March 31, 2022 primarily due to MUPs increasing by 29.2% and ARPMUP increasing by 10.5%, in each case, as compared to the three months ended March 31, 2021. These key performance indicators increased primarily due to the launch of our online Sportsbook product in Arizona, Connecticut, Louisiana and New York, the launch of our iGaming product in Connecticut and a continued increase in customer engagement with our Sportsbook and iGaming products in previously launched states. These increases were partially offset in the three months ended March 31, 2022 by planned promotional investments in the launches of our Sportsbook product in new states (primarily in New York) and atypically low hold rates (primarily attributable to NCAA college basketball wagering).

Cost of Revenue. Cost of revenue increased $130.2 million, or 71.0%, to $313.4 million in the three months ended March 31, 2022, from $183.2 million in the three months ended March 31, 2021. Our B2C segment accounted for substantially all of this increase, reflecting growth in revenue from our expanded product and geographic footprint, including the launch of our Sportsbook product in Arizona, Connecticut, Louisiana and New York and the launch of our iGaming product in Connecticut, in each case, since the three months ended March 31, 2021. The cost of revenue increase was primarily attributable to an increase in our variable expenses such as product taxes and payment processing fees, which increased by $80.4 million and $21.5 million, respectively, relative to the expenses incurred during the three months ended March 31, 2021. The remaining increase was primarily attributable to variable platform costs and revenue share arrangements resulting from additional customer activity.

B2C segment cost of revenue as a percentage of B2C revenue increased by 16.2 percentage points to 70.1% in the three months ended March 31, 2022, as compared to 53.9% in the three months ended March 31, 2021, reflecting our changed revenue mix from our more mature DFS product to our iGaming and Sportsbook products as well as higher promotional investment in the launches of our products in new states, principally the launch of our Sportsbook product in New York. In addition, as a result of customer activity in these new states, we incurred variable expenses that are not based on net revenue, including payment processing fees and revenue share arrangements. In general, our iGaming and Sportsbook products produce revenue at a higher cost per revenue dollar relative to our more mature DFS product.

Sales and Marketing. Sales and marketing expense increased $92.8 million, or 40.6%, to $321.5 million in the three months ended March 31, 2022, from $228.7 million in the three months ended March 31, 2021. Our B2C segment accounted for substantially all of this increase with $72.4 million of the increase resulting from activities to acquire and retain players in new states that we operate in, such as marketing costs including advertising and the development of marketing campaigns, as well as headcount and technology associated with analyzing, developing and deploying those campaigns. The remainder of the increase primarily resulted from an increase in various team and league sponsorships.

Product and Technology. Product and technology expense increased $25.2 million, or 44.9%, to $81.4 million in the three months ended March 31, 2022, from $56.2 million in the three months ended March 31, 2021, of which $5.3 million was attributable to our B2B segment. The remaining increase of $19.9 million primarily reflects additions to our product operations and engineering headcount in our B2C segment.

General and Administrative. General and administrative expense increased $47.6 million, or 28.2%, to $216.6 million in the three months ended March 31, 2022, from $169.0 million in the three months ended March 31, 2021. Our B2C segment accounted for substantially all of this increase, primarily driven by an increase in stock-based compensation expense of $22.6 million, as well as an increase of $12.5 million in compensation costs due to an increase in headcount. The remainder of the increase was primarily attributable to an increase in software and facility fees.

Gain (Loss) on Remeasurement of Warrant Liabilities. We recorded a gain on remeasurement of warrant liabilities of $12.7 million in the three months ended March 31, 2022, compared to a loss of $27.0 million in the three months ended March 31, 2021 primarily due to changes in the underlying share price of our Class A common stock.
Other Income. Other income was $37.9 million in the three months ended March 31, 2022, as compared to no other income in the three months ended March 31, 2021. This increase was primarily attributable to a change in the fair value of certain financial assets.
Net Loss. Net loss increased by $121.3 million to $467.7 million in the three months ended March 31, 2022, as compared to a net loss of $346.3 million in the three months ended March 31, 2021, for the reasons discussed above.
Liquidity and Capital Resources
We had $1.8 billion in cash and cash equivalents as of March 31, 2022 (excluding player cash, which we segregate from our operating cash balances on behalf of our paid users for all jurisdictions and products). We believe our cash on hand is sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months, irrespective of the continuing impact of COVID-19. We will continue to evaluate our long-term operating performance and cash needs and believe we are well positioned to continue to fund the operations of the business long-term.
Debt. In March 2021, we issued zero-coupon convertible senior notes in an aggregate principal amount of $1,265.0 million. The Convertible Notes mature on March 15, 2028, subject to earlier conversion, redemption or repurchase. In connection with the pricing of the Convertible Notes and the exercise of the option to purchase additional Convertible Notes, we entered into privately negotiated Capped Call Transactions. The Capped Call Transactions are expected generally to reduce potential dilution to our Class A common stock upon any conversion of the Convertible Notes. The net cost of $124.0 million incurred to enter into the Capped Call Transactions was recorded as a reduction to additional paid-in capital on the Company’s consolidated balance sheet.
Leases. We have lease arrangements for certain corporate office facilities, data centers, and motor vehicles. As of March 31, 2022, the Company had lease obligations of $67.4 million, with $12.9 million payable within 12 months.
Other Purchase Obligations. We have certain non-cancelable contracts with vendors, licensors and others requiring us to make future cash payments. As of March 31, 2022, these purchase obligations were $1,913.5 million, with $349.1 million payable in the remainder of 2022.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
(amounts in thousands)	2022	2021
Net cash used in operating activities	$(356,718)	$(59,737)
Net cash used in investing activities	(23,065)	(51,921)
Net cash (used in) provided by financing activities	(12,313)	1,128,768
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	—	1,774
Net (decrease) increase in cash and cash equivalents and restricted cash	(392,096)	1,018,884
Cash and cash equivalents and restricted cash at beginning of period	2,629,842	2,104,976
Cash and cash equivalents and restricted cash at end of period	$2,237,746	$3,123,860
Operating Activities. Net cash used in operating activities in the three months ended March 31, 2022 was $356.7 million, compared to $59.7 million in the three months ended March 31, 2021, mainly reflecting a decrease in operating working capital of $148.1 million primarily due to an increase in cash used in accounts payable, accrued expenses, liabilities to users, prepaid expenses and other current assets. In addition, we incurred a $121.3 million higher net loss, for the reasons discussed above, net of non-cash cost items. Non-cash cost items decreased $27.5 million period-over-period, primarily driven by a gain on remeasurement of warrants liabilities and a gain on various financial assets, partially offset by an increase in stock-based compensation expense and depreciation and amortization.
Investing Activities. Net cash used in investing activities during the three months ended March 31, 2022 decreased by $28.9 million to $23.1 million from $51.9 million during the same period in 2021, mainly reflecting the cash portion of consideration paid to shareholders of entities that the Company acquired during the first quarter of 2021, which were not incurred in the first quarter of 2022.
Financing Activities. Net cash provided by (used in) financing activities during the three months ended March 31, 2022 decreased by $1,141.1 million to $(12.3) million from $1,128.8 million during the same period in 2021, mainly reflecting the completion of our issuance of Convertible Notes during the three months ended March 31, 2021.

Commitments and Contingencies
Refer to Note 13 of our unaudited condensed consolidated financial statements included elsewhere in this Report for a summary of our commitments as of March 31, 2022.
Critical Accounting Policies
Our financial statements have been prepared in accordance with U.S. GAAP. Our discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ materially from these estimates.
During the three months ended March 31, 2022, there were no changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on February 18, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in our exposure to market risk during the three months ended March 31, 2022. Refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2021 Annual Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and

15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures
Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, as specified above. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met.

PART II. —OTHER INFORMATION
Item 1. Legal Proceedings.
We are involved in a number of legal proceedings (including those described below) concerning matters arising in connection with the conduct of our business activities. These proceedings are at varying stages, and many of these proceedings seek an indeterminate amount of damages. We regularly evaluate the status of the legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or an additional loss may have been incurred and to determine if accruals are appropriate. If accruals are not appropriate, we further evaluate each legal proceeding to assess whether an estimate of the possible loss or range of possible loss can be made.

For certain cases described on the following pages, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in various stages; (ii) damages have not been sought; (iii) damages are unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties involved. For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on our financial condition, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

In Re: Daily Fantasy Sports Litigation (Multi-District Litigation)

Between late 2015 and early 2016, certain individuals who allegedly registered and competed in daily sports fantasy contests on our and FanDuel’s websites, and their family members, filed numerous actions (primarily purported class actions) against us, FanDuel, and other related parties (the “DFS defendants”) in courts across the United States. In February 2016, these actions were consolidated in a multi-district litigation in the U.S. District Court for the District of Massachusetts. On September 2, 2016, the consolidated group of plaintiffs filed their First Amended Master Class Action Complaint, superseding their original class action complaint, which superseded their individual complaints.

The plaintiffs assert 27 claims arising under both state and federal law against the DFS defendants. The plaintiffs’ claims against us generally fall into four categories: (1) our online daily fantasy sports contests constitute illegal gambling; (2) we promulgated false or misleading advertisements that emphasized the ease of play and likelihood of winning; (3) we induced consumers to lose money through a deceptive bonus program; and (4) we allowed our employees to participate in competitors’ fantasy sports contests using non-public information, which gave such employees an unfair advantage over other contestants. The plaintiffs seek money damages, equitable relief, and disgorgement of gains against us.

On November 16, 2016, the DFS defendants filed a motion to compel arbitration against all named plaintiffs except one plaintiff asserting claims against the DFS defendants as a concerned citizen of the State of Florida (the “Concerned Citizen Claims”). On November 27, 2019, the Court granted the DFS defendants’ motion to compel arbitration with respect to all named plaintiffs other than a small set of plaintiffs who are family members of individuals who have DraftKings or FanDuel accounts and who assert claims under various state laws regarding gambling (the “Family Member Plaintiffs”). On March 9, 2020, the DFS defendants moved to dismiss the Family Member Plaintiffs’ claims and the Concerned Citizen Claims. On April 7, 2020, an opposition to the motion to dismiss the Concerned Citizen Claim was filed. On April 20, 2020, the Family Member Plaintiffs filed their opposition to the DFS defendants’ motion to dismiss, and on April 29, 2020, the Family Member Plaintiffs filed a motion for leave to amend the First Amended Master Class Action Complaint. On May 11, 2020, the DFS defendants filed their reply in support of their motion to dismiss the Family Member Plaintiffs’ claims and the Concerned Citizen Claims, and on May 13, 2020, the DFS defendants filed their opposition to the Family Member Plaintiffs’ motion for leave to amend the First Amended Master Class Action Complaint. On March 5, 2020, one named plaintiff with respect to whom the motion to compel was granted filed a renewed motion to remand his case to state court. On May 29, 2020, we filed an opposition to that motion.

On March 3, 2021, DraftKings and the plaintiffs (other than the Family Member Plaintiffs) filed in Court a joint motion for preliminary approval of a proposed settlement, which the Court granted on June 15, 2021. On October 6, 2021, the Court entered judgment and an order approving a settlement and dismissing the claims with prejudice brought by all plaintiffs except the Family Member Plaintiffs and the Concerned Citizen Claims. This settlement agreement became effective on November 5, 2021; as a result, the only remaining plaintiffs are the Family Member Plaintiffs and the plaintiff who asserted the Concerned Citizen Claims. On January 21, 2022, DraftKings and the Family Member Plaintiffs filed a joint motion for preliminary approval of a proposed settlement. On February 18, 2022, the Court entered an order preliminarily approving the proposed settlement and scheduled a fairness hearing for final approval of the settlement on June 8, 2022. Once the family member settlement agreement becomes effective, the only remaining plaintiff will be the plaintiff who asserted the Concerned Citizen Claims.

We intend to vigorously defend this case. If the plaintiffs were to obtain a judgment in their favor in this lawsuit, we may be subject to substantial damages and we may have to withdraw our DFS operations in certain states. We have established an accrual for this matter. We cannot predict with any degree of certainty the outcome of this suit.

Despite the potential for significant damages, we do not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on our financial condition, although the outcome could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

Attorney General of Texas

On January 19, 2016, the Texas Attorney General issued an opinion letter that “odds are favorable that a court would conclude that participation in paid daily fantasy sports leagues constitutes illegal gambling” under Texas law. In response to the opinion letter, we sued the Texas Attorney General on March 4, 2016 in Dallas County, Texas.

The lawsuit makes five claims: (1) a claim for a declaratory judgment that daily fantasy sports contests do not violate Texas law; (2) a claim of denial of due process under the Fifth and Fourteenth Amendments to the U.S. Constitution; (3) a claim of denial of due course of law under Article I of the Texas Constitution; (4) a claim of denial of equal protection under the Fourteenth Amendment to the U.S. Constitution; and (5) a claim of denial of equal rights under Article I of the Texas Constitution. We are also seeking reimbursement of our costs and attorneys’ fees.

On May 2, 2016, the Texas Attorney General filed a motion to transfer venue to Travis County, Texas. On April 16, 2018, the parties filed a notice of agreed non-suit without prejudice, and we re-filed our lawsuit against the Texas Attorney General in Travis County. On April 17, 2018, the Dallas County court granted the parties’ agreed non-suit without prejudice, thereby dismissing the Dallas County lawsuit without prejudice.

On May 24, 2018, the Texas Attorney General answered the complaint filed in Travis County, Texas.

FanDuel filed a petition in intervention on August 24, 2018, seeking essentially the same relief as DraftKings seeks. The Court entered an updated scheduling order setting the case for a non-jury trial on April 20, 2021. The parties subsequently filed an agreed motion to extend the scheduling order seeking, among other things, to change the non-jury trial date to January 23, 2023.

We intend to vigorously pursue our claims. In the event a court ultimately determines that daily fantasy sports contests violate Texas law, that determination could cause financial harm to us and loss of business in Texas.

We cannot predict with any degree of certainty the outcome of these matters or determine the extent of any potential liabilities.

We do not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on our financial condition, although the outcome could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

Interactive Games LLC

On June 14, 2019, Interactive Games LLC (“IG”) filed suit against us in the U.S. District Court for the District of Delaware. In the Complaint, IG alleges that our daily fantasy sports (“DFS”) product infringes two patents: U.S. Patent No. 8,956,231 (the “231 Patent”), which is entitled “Multi-process communication regarding gaming information”, and U.S. Patent No. 8,974,302 (the “302 Patent”), which is entitled “Multi-process communication regarding gaming information.” That same Complaint alleges that our Sportsbook product infringes two additional patents: U.S. Patent No. 8,616,967 (the “967 Patent”), which is entitled “System and method for convenience gaming” and U.S. Patent No. 9,430,901 (the “901 Patent”), which is entitled “System and method for wireless gaming with location determination.” All four of these patents are collectively referred to as the “IG Patents.”

In response to the complaint, we filed a motion to dismiss the complaint under 35 U.S.C. Section 101, asserting the IG Patents are directed to non-patentable subject matter. The Court has not yet ruled on that motion, as the judge previously stayed the District Court litigation pending resolution of the inter partes reviews and dismissed the motion to dismiss (without ruling on the merits), but granted leave to refile such motion with updated briefing if the stay is lifted.

On June 17, 2020, we filed petitions for inter partes review with the Patent Trial and Appeal Board (the “PTAB”) challenging the validity of each of the IG Patents. The PTAB instituted review for the ‘901 Patent, the ‘231 Patent, and the ‘967 Patent but denied institution for the ‘302 Patent. On February 5, 2021, we filed a request for rehearing regarding the decision on the ‘302 Patent, which was denied by the PTAB on March 2, 2021. On October 13, 2021, the PTAB heard oral argument on the ’901 Patent, the ’231 Patent, and the ’967 Patent. On January 4, 2022, the PTAB issued a final written decision finding all challenged claims of the ’901 Patent, the ’231 Patent, and the ’967 Patent unpatentable. On March 8, 2022, IG appealed the final written decisions for all three instituted inter partes reviews. On April 19, 2022, IG moved to voluntarily dismiss the appeal for the inter partes review related to the ’901 Patent, which was granted on April 20, 2022. The District Court litigation remains stayed pending resolution of all appeals from the inter partes reviews.

We intend to vigorously defend this case. In the event that a court ultimately determines that we are infringing the asserted patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to modify certain features that we currently offer.

We cannot predict with any degree of certainty the outcome of this matter or determine the extent of any potential liabilities. We also cannot provide an estimate of the possible loss or range of loss. Any adverse outcome in this matter could expose the Company to substantial damages or penalties that may have a material adverse impact on the Company’s operations and cash flows.

Despite the potential for significant damages, we do not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on our financial condition, although the outcome could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

Winview Inc.

On July 7, 2021, Winview Inc., a Delaware corporation (“Winview”) filed suit against DraftKings Inc., a Nevada corporation in the U.S. District Court for the District of New Jersey. In the complaint, Winview alleges that DraftKings infringe two patents: U.S. Patent No. 9,878,243 (“the ’243 Patent”), entitled “Methodology for Equalizing Systemic Latencies in Television Reception in Connection with Games of Skill Played in Connection with Live Television Programming”, and U.S. Patent No. 10,721,543 (“the ’543 Patent”), entitled “Method of and System for Managing Client Resources and Assets for Activities on Computing Devices”. The allegations based on the ’243 Patent are directed to Sportsbook, and the allegations based on the ‘543 Patent are directed to both Sportsbook and DFS.

On July 28, 2021, Winview filed an amended complaint, in which it alleges that DraftKings infringes two additional patents: U.S. Patent No. 9,993,730 (“the ’730 Patent”), entitled ”Methodology for Equalizing Systemic Latencies in Television Reception in Connection with Games of Skill Played in Connection with Live Television Programming”, and U.S. Patent No. 10,806,988 (“the ’988 Patent”), entitled “Method Of and System For Conducting Multiple Contests of Skill with a Single Performance”. The allegations based on the ’730 Patent are directed at Sportsbook, and the allegations based on the ’988 Patent are directed at DFS.

On October 4, 2021, we filed a motion to dismiss Winview’s direct infringement claims for the ’543 Patent and the ’730 Patent, as well as its claims for willful, induced, and contributory infringement for all four asserted patents. On October 29, 2021, the parties filed a stipulation that allowed Winview to file a second amended complaint on or before November 15, 2021, which the court signed and ordered on November 1, 2021.

On November 15, 2021, Winview filed a second amended complaint (the “SAC”), adding as defendants DK DE and Crown Gaming Inc., a Delaware corporation, which are wholly-owned subsidiaries of DraftKings. The SAC, among other allegations, repeats the allegations of the first amended complaint that the defendants infringe the ’243 Patent, the ’543 Patent, the ’730 Patent, and the ’988 Patent. On December 15, 2021, DraftKings filed its motion to dismiss the SAC, again arguing that Winview failed to state a claim for direct infringement of the ’543 Patent and the ’730 Patent, and for willful, induced, and contributory infringement for all four asserted patents. Winview filed its memorandum in opposition to the motion to dismiss on January 24, 2022, and DraftKings filed its reply brief to Winview’s opposition on January 31, 2022.

We intend to vigorously defend this case. In the event that a court ultimately determines that we are infringing the asserted patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to modify certain features that we currently offer.

We cannot predict with any degree of certainty the outcome of this matter or determine the extent of any potential liabilities. We also cannot provide an estimate of the possible loss or range of loss. Any adverse outcome in this matter could expose the Company to substantial damages or penalties that may have a material adverse impact on the Company’s operations and cash flows.

Despite the potential for significant damages, we do not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on our financial condition, although the outcome could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

Securities Matters

On July 2, 2021, the first of two substantially similar federal securities law putative class actions was filed in the U.S. District Court for the Southern District of New York against the Company and certain of its officers. The actions allege violations of Sections 10(b) and 20(a) of the Exchange Act on a behalf of a putative class of persons who purchased or otherwise acquired DraftKings stock between December 23, 2019 and June 15, 2021. The allegations relate to, among other things, allegedly false and misleading statements and/or failures to disclose information about the Company’s business and prospects, based primarily upon the allegations concerning SBTech that were contained in a report published about DraftKings on June 15, 2021 by Hindenburg Research (the “Hindenburg Report”). We intend to vigorously defend against these claims. On November 12, 2021, the court consolidated the two actions under the caption In re DraftKings Securities Litigation and appointed a lead plaintiff. The lead plaintiff filed a consolidated amended complaint on January 11, 2022. On February 22, 2022, defendants filed a motion seeking dismissal of this action, and in response, the lead plaintiff filed a second amended complaint on April 5, 2022. On April 26, 2022, defendants again filed a motion seeking dismissal of this action. That motion remains pending.

Beginning on July 9, 2021, the Company received subpoenas from the SEC seeking documents concerning, among other things, certain of the allegations raised in the Hindenburg Report, as well as the Company’s disclosures regarding its compliance policies and procedures, and related matters. The Company intends to comply with the related requests and is cooperating with the SEC’s ongoing inquiry.

We cannot predict with any degree of certainty the outcome of these matters or determine the extent of any potential liabilities. We also cannot provide an estimate of the possible loss or range of loss. Any adverse outcome in these matters could expose the Company to substantial damages or penalties that may have a material adverse impact on the Company’s operations and cash flows.

Despite the potential for significant damages, we do not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on our financial condition, although the outcome could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

Shareholder Derivative Litigation

On October 21, 2021, the first of five substantially similar putative shareholder derivative actions was filed in Nevada by alleged shareholders of the Company. The actions purport to assert claims on behalf of the Company against certain current and former officers and/or members of the board of directors of the Company and DEAC. The two actions filed in the U.S. District Court for the District of Nevada have since been consolidated, and two of the actions filed in Nevada state District Court in Clark County likewise have been consolidated. A substantially identical fifth action was filed in Nevada state District Court in Clark County and has been dismissed voluntarily by the plaintiff. The same plaintiff filed a substantially identical action in Massachusetts Superior Court, which has also been dismissed voluntarily by the plaintiff. The Nevada actions purport to assert claims on behalf of the Company for, among other things, breach of fiduciary duty and corporate waste based primarily upon the allegations concerning SBTech that were contained in the Hindenburg Report. The federal court action in Nevada also contends that certain individuals are liable to the Company for any adverse judgment in the federal securities class actions described above under Sections 10(b) and 21D of the Exchange Act. The Nevada actions seek unspecified compensatory damages, changes to corporate governance and internal procedures, equitable and injunctive relief, restitution, costs and attorney's fees.

The Company cannot predict with any degree of certainty the outcome of these matters or determine the extent of any potential liabilities. The Company also cannot provide an estimate of the possible loss or range of loss. Because the Nevada actions allege claims on behalf of the Company and purport to seek judgments in favor of the Company, the Company does not believe, based on currently available information, that the outcome of these proceedings will have a material adverse effect on

DraftKings’ financial condition, although the outcome could be material to DraftKings’ operating results for any particular period, depending, in part, upon the operating results for such period.

AG 18, LLC d/b/a/ Arrow Gaming

On August 19, 2021, AG 18, LLC d/b/a/ Arrow Gaming (“Arrow Gaming”) filed a complaint against DraftKings in the United States District Court for the District of New Jersey alleging that DraftKings’ DFS and Casino products infringe four patents. On October 12, 2021, Arrow Gaming filed an amended complaint to add one additional patent. The following U.S. Patents are asserted against one or both of DraftKings’ DFS and Casino products in the amended complaint: (1) U.S. Patent No. 9,613,498 (“the ’498 Patent”), entitled “Systems and Methods For Peer-to-Peer Gaming”; (2) U.S. Patent No. 9,978,205 (“the ’205 Patent”), entitled “Location Based Restrictions on Networked Gaming”; (3) U.S. Patent No. 10,497,220 (“the ’220 Patent”) entitled “Location Based Restrictions on Networked Gaming”); (4) U.S. Patent No. 10,614,657 (“the ’657 Patent”) entitled “Location Based Restrictions on Networked Gaming”; and (5) U.S. Patent No. 11,024,131 (“the ’131 Patent”) entitled “Location Based Restrictions on Networked Gaming” (collectively, the “Arrow Gaming Patents”).

On November 9, 2021, we filed a motion to dismiss plaintiff’s complaint. On November 10, 2021, we answered the complaint and filed counterclaims (the “Counterclaims”). In the Counterclaims we seek, among other things, a declaratory judgment that the Arrow Gaming Patents are invalid. On December 1, 2021, Arrow Gaming answered our Counterclaims. On December 20, 2021, Arrow Gaming filed a second amended complaint adding new allegations with respect to the alleged willful infringement.

On January 21, 2022, DraftKings filed a motion to dismiss plaintiff’s second amended complaint. On February 22, 2022, plaintiff filed its opposition to DraftKings’ motion to dismiss plaintiff’s second amended complaint, and on March 25, 2022, DraftKings filed its reply thereto. On March 7, 2022, DraftKings filed a motion to disqualify plaintiff’s counsel. On March 21, 2022, plaintiff filed its opposition to DraftKings’ motion to disqualify plaintiff’s counsel, and on March 28, 2022, DraftKings filed its reply thereto.

We intend to vigorously defend this case. In the event that a court ultimately determines that we are infringing the asserted patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to modify certain features that we currently offer.

We cannot predict with any degree of certainty the outcome of this matter or determine the extent of any potential liabilities. We also cannot provide an estimate of the possible loss or range of loss. Any adverse outcome in this matter could expose the Company to substantial damages or penalties that may have a material adverse impact on the Company’s operations and cash flows.

Despite the potential for significant damages, we do not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on our financial condition, although the outcome could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

Beteiro, LLC

On November 22, 2021, Beteiro, LLC (“Beteiro”) filed a complaint against the Company in the United States District Court for the District of New Jersey alleging that the Company’s Sportsbook and Casino products infringe four patents. The following U.S. Patents are asserted against Company’s Sportsbook and Casino products in the complaint: U.S. Patent No. 9,965,920, entitled “Apparatus and Method for Facilitating Gaming Activity and/or Gambling Activity” (“the ’920 Patent”); U.S. Patent No. 10,043,341, entitled “Apparatus and Method for Facilitating Gaming Activity and/or Gambling Activity” (“the ’341 Patent”); U.S. Patent No. 10,147,266, entitled “Apparatus and Method for Facilitating Gaming Activity and/or Gambling Activity” (“the ’266 Patent”); and U.S. Patent No. 10,255,755, entitled “Apparatus and Method for Facilitating Gaming Activity and/or Gambling Activity” (“the ’755 Patent”) (collectively, the “Beteiro Patents”).

DraftKings’ filed its motion to dismiss plaintiff’s complaint on February 9, 2022. On April 7, 2022, Plaintiff filed its opposition to DraftKings’ motion to dismiss, and on April 25, 2022, DraftKings filed its reply thereto.

We intend to vigorously defend this case. In the event that a court ultimately determines that we are infringing the asserted patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to modify certain features that we currently offer.

We cannot predict with any degree of certainty the outcome of this matter or determine the extent of any potential liabilities. We also cannot provide an estimate of the possible loss or range of loss. Any adverse outcome in this matter could expose the Company to substantial damages or penalties that may have a material adverse impact on the Company’s operations and cash flows.

Despite the potential for significant damages, we do not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on our financial condition, although the outcome could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

Diogenes Ltd. & Colossus (IOM) Ltd.

On December 1, 2021, Diogenes Ltd. & Colossus (IOM) Ltd. (“Colossus”), filed a complaint against DraftKings in the United States District Court for the District of Delaware alleging that the Company’s Sportsbook product infringes seven of its patents. The following U.S. Patents, each entitled “Wagering apparatus, methods and systems”, are asserted against the Company’s Sportsbook product in the complaint: U.S. Patent No. 8,721,439 (“the ’439 patent”); U.S. Patent No. 9,117,341 (“the ’341 patent”); U.S. Patent No. 9,275,516 (“the ’516 patent”); U.S. Patent No. 9,424,716 (“the ’716 patent”); U.S. Patent No. 9,704,338 (“the ’338 patent”); U.S. Patent No. 10,970,969 (“the ’969 patent”); and U.S. Patent No. 10,997,822 (“the ’822 patent”).

On January 24, 2022, DraftKings filed its motion to dismiss the original complaint. On February 7, 2022, Colossus filed an amended complaint (the “Amended Complaint”) to, among other things, assert one additional patent against DraftKings, U.S. Patent No. 11,200,779 (“the ’779 patent”).

DraftKings filed its motion to dismiss the Amended Complaint on February 22, 2022. On March 15, 2022, Plaintiffs filed their opposition to DraftKings’ motion to dismiss, and on March 29, 2022, DraftKings’ filed its reply thereto. On March 25, 2022, a scheduling order was entered in which, among other things, trial was scheduled for January 13, 2025.

We intend to vigorously defend this case. In the event that a court ultimately determines that we are infringing the asserted patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to modify certain features that we currently offer.

We cannot predict with any degree of certainty the outcome of this matter or determine the extent of any potential liabilities. We also cannot provide an estimate of the possible loss or range of loss. Any adverse outcome in this matter could expose the Company to substantial damages or penalties that may have a material adverse impact on the Company’s operations and cash flows.

Despite the potential for significant damages, we do not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on our financial condition, although the outcome could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

Other

In addition to the above actions, we are subject to various other legal proceedings and claims that arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial condition, results of operations or liquidity, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Report are any of the risks described in our 2021 Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit No.	Description
2.1†
Agreement and Plan of Merger, by and among Old DraftKings, New DraftKings, GNOG, Duke Merger Sub, Inc. and Gulf Merger Sub, Inc., dated as of August 9, 2021 (incorporated by reference to Exhibit 2.1 to Old DraftKings’ Current Report on Form 8-K, filed with the SEC on August 10, 2021).

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.1	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).

*Filed herewith.
**Furnished herewith.
† Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRAFTKINGS INC.
Date: May 6, 2022
	By:	/s/ Jason K. Park
Name: Jason K. Park
Title: Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Erik Bradbury
Name: Erik Bradbury
Title: Chief Accounting Officer
(Principal Accounting Officer)