Form 10-Q
period 2022-06-30
DraftKings Inc.
filed 2022-08-05
CIK 1883685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 3, 2022, there were 448,545,834 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 393,013,951 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

DraftKings Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2022

EXPLANATORY NOTE

As further discussed in this Quarterly Report on Form 10-Q (this “Report”), on May 5, 2022 (the “Closing Date”), DraftKings Holdings Inc. (formerly known as DraftKings Inc.), a Nevada corporation (“Old DraftKings”), consummated the acquisition of Golden Nugget Online Gaming, Inc., a Delaware corporation (together with its subsidiaries unless the context requires otherwise, “GNOG”), pursuant to a definitive agreement and plan of merger, dated August 9, 2021 (the “Merger Agreement”), in an all-stock transaction (the “GNOG Transaction”). In connection with the GNOG Transaction, Old DraftKings undertook a holding company reorganization whereby a new holding company, New Duke Holdco, Inc., a Nevada corporation (“New DraftKings”), became the going-forward public company and the direct parent company of both Old DraftKings and GNOG. New DraftKings was renamed “DraftKings Inc.” on the Closing Date. Unless otherwise indicated, the terms “DraftKings”, the “Company”, “we”, “us” and “our” refer to (i) Old DraftKings for periods preceding the Closing Date and (ii) New DraftKings for periods on and subsequent to the Closing Date, in each case, together with their respective consolidated subsidiaries.

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements.
DRAFTKINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	June 30, 2022
	(Unaudited)	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,514,371	$2,152,892
Cash reserved for users	426,169	476,950
Receivables reserved for users	56,820	51,949
Accounts receivable	45,060	45,864
Prepaid expenses and other current assets	95,249	25,675
Total current assets	2,137,669	2,753,330
Property and equipment, net	53,926	46,019
Intangible assets, net	810,525	535,017
Goodwill	894,019	615,655
Operating lease right-of-use assets	77,338	63,831
Equity method investment	8,796	9,825
Deposits and other non-current assets	171,491	45,377
Total assets	$4,153,764	$4,069,054

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$414,680	$387,737
Liabilities to users	482,940	528,874
Operating lease liabilities, current portion	5,726	12,814
Other current liabilities	17,283	—
Total current liabilities	920,629	929,425
Convertible notes, net of issuance costs	1,249,766	1,248,452
Non-current operating lease liabilities	78,176	57,341
Warrant liabilities	13,081	26,911
Long-term income tax liability	73,859	79,125
Other long-term liabilities	54,369	49,272
Total liabilities	$2,389,880	$2,390,526
Commitments and contingent liabilities (Note 13)

Stockholders' equity:
Class A common stock, $0.0001 par value; 900,000 shares authorized as of June 30, 2022 and December 31, 2021; 456,199 and 414,911 shares issued and 448,022 and 407,781 outstanding as of June 30, 2022 and December 31, 2021, respectively	$45	$41
Class B common stock, $0.0001 par value; 900,000 shares authorized as of June 30, 2022 and December 31, 2021; 393,014 shares issued and outstanding as of June 30, 2022 and December 31, 2021	39	39
Treasury stock, at cost; 8,177 and 7,130 shares as of June 30, 2022 and December 31, 2021, respectively	(324,090)	(306,614)
Additional paid-in capital	6,490,012	5,702,388
Accumulated deficit	(4,438,610)	(3,753,814)
Accumulated other comprehensive income	36,488	36,488
Total stockholders’ equity	1,763,884	1,678,528
Total liabilities and stockholders’ equity	$4,153,764	$4,069,054
See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except loss per share data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue	$466,185	$297,605	$883,390	$609,881
Cost of revenue	312,767	187,006	626,146	370,231
Sales and marketing	197,529	170,712	518,981	399,398
Product and technology	77,202	62,635	158,554	118,794
General and administrative	187,609	198,806	404,215	367,803
Loss from operations	(308,922)	(321,554)	(824,506)	(646,345)
Other income (expense):
Interest income, net	1,929	1,642	2,077	2,627
Gain (loss) on remeasurement of warrant liabilities	14,315	16,984	26,996	(9,996)
Other (expense) income, net	(5,573)	—	32,309	—
Loss before income tax (benefit) provision and loss from equity method investment	(298,251)	(302,928)	(763,124)	(653,714)
Income tax (benefit) provision	(81,226)	2,404	(80,757)	(2,191)
Loss from equity method investment	78	194	2,429	347
Net loss attributable to common stockholders	$(217,103)	$(305,526)	$(684,796)	$(651,870)

Loss per share attributable to common stockholders:
Basic and diluted	$(0.50)	$(0.76)	$(1.61)	$(1.63)
See accompanying notes to unaudited condensed consolidated financial statements.
Due to the timing of the consummation of the GNOG Transaction, the above periods, to the extent applicable, exclude GNOG’s operations prior to the closing date of May 5, 2022.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Amounts in thousands)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net loss	$(217,103)	$(305,526)	$(684,796)	$(651,870)
Other comprehensive (loss) income:
Foreign currency translation adjustments arising during period, net of nil tax	—	7,697	—	(19,621)
Comprehensive loss	$(217,103)	$(297,829)	$(684,796)	$(671,491)
See accompanying notes to unaudited condensed consolidated financial statements.
Due to the timing of the consummation of the GNOG Transaction, the above periods, to the extent applicable, exclude GNOG’s operations prior to the closing date of May 5, 2022.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock Amount	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2021	407,781	$41	393,014	$39	$5,702,388	$(3,753,814)	$36,488	$(306,614)	$1,678,528
Exercise of stock options	913	—	—	—	1,770	—	—	—	1,770
Stock-based compensation expense	—	—	—	—	187,077	—	—	—	187,077
Purchase of treasury stock	(793)	—	—	—	—	—	—	(14,083)	(14,083)
Restricted stock unit vesting	9,327	1	—	—	—	—	—	—	1
Net loss	—	—	—	—	—	(467,693)	—	—	(467,693)
Balances at March 31, 2022	417,228	$42	393,014	$39	$5,891,235	$(4,221,507)	$36,488	$(320,697)	$1,385,600
Exercise of stock options	902	—	—	—	3,131	—	—	—	3,131
Stock-based compensation expense	—	—	—	—	135,521	—	—	—	135,521
Equity consideration issued for acquisitions	29,252	3	—	—	460,125	—	—	—	460,128
Purchase of treasury stock	(254)	—	—	—	—	—	—	(3,393)	(3,393)
Restricted stock unit vesting	894	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(217,103)	—	—	(217,103)
Balances at June 30, 2022	448,022	$45	393,014	$39	$6,490,012	$(4,438,610)	$36,488	$(324,090)	$1,763,884

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock Amount	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2020	396,303	$40	393,014	$39	$5,067,135	$(2,230,619)	$83,534	$(288,784)	$2,631,345
Exercise of stock options	2,857	—	—	—	7,638	—	—		7,638
Stock-based compensation expense	—	—	—	—	151,843	—	—	—	151,843
Purchase of capped call options	—	—	—	—	(123,970)	—	—	—	(123,970)
Equity consideration issued for acquisitions	464	—	—	—	29,399	—	—	—	29,399
Shares issued for exercise of warrants	138	—	—	—	1,761	—	—	—	1,761
Purchase of treasury stock	(48)	—	—	—	—	—	—	(3,124)	(3,124)
Restricted stock unit vesting	178	—	—	—	—	—	—	—	—
Foreign currency translation, net of nil tax	—	—	—	—	—	—	(27,318)	—	(27,318)
Net loss	—	—	—	—	—	(346,344)	—	—	(346,344)
Balances at March 31, 2021	399,892	$40	393,014	$39	$5,133,806	$(2,576,963)	$56,216	$(291,908)	$2,321,230
Exercise of stock options	1,878	—	—	—	10,816	—	—	—	10,816
Stock-based compensation expense	—	—	—	—	171,739	—	—	—	171,739
Equity consideration issued for acquisitions	56	—	—	—	3,750	—	—	—	3,750
Shares issued for exercise of warrants	43	—	—	—	2,419	—	—	—	2,419
Purchase of treasury stock	(115)	—	—	—	—	—	—	(6,773)	(6,773)
Restricted stock unit vesting	739	—	—	—	—	—	—	—	—
Foreign currency translation, net of nil tax	—	—	—	—	—	—	7,697	—	7,697
Net loss	—	—	—	—	—	(305,526)	—	—	(305,526)
Balances at June 30, 2021	402,493	$40	393,014	$39	$5,322,530	$(2,882,489)	$63,913	$(298,681)	$2,205,352
See accompanying notes to unaudited condensed consolidated financial statements.
Due to the timing of the consummation of the GNOG Transaction, the above periods, to the extent applicable, exclude GNOG’s operations prior to the closing date of May 5, 2022.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Six months ended June 30,
	2022	2021
Operating Activities:
Net loss	$(684,796)	$(651,870)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	74,540	58,244
Non-cash interest expense	931	775
Stock-based compensation expense	322,598	323,582
Loss from equity method investment	2,429	347
(Gain) loss on remeasurement of warrant liabilities	(26,996)	9,996
Gain on equity securities and other financial assets	(31,808)	—
Deferred income taxes	(76,656)	(9,548)
Other expenses, net	(2,667)	—
Change in operating assets and liabilities, net of effect of business combinations:
Receivables reserved for users	(2,057)	5,334
Accounts receivable	9,765	(993)
Prepaid expenses and other current assets	(47,574)	(9,136)
Deposits and other non-current assets	(135)	(2,944)
Operating leases, net	240	(432)
Accounts payable and accrued expenses	(15,659)	73,309
Other long-term liabilities	5,003	1,883
Long-term income tax liability	(5,266)	3,874
Liabilities to users	(51,195)	21,204
Net cash flows used in operating activities	(529,303)	(176,375)
Investing Activities:
Purchases of property and equipment	(14,457)	(6,221)
Cash paid for internally developed software costs	(29,419)	(19,489)
Acquisition of gaming licenses	(3,388)	(6,200)
Cash paid for acquisitions, net of cash acquired	(96,507)	(64,969)
Other investing activities	(3,697)	(3,700)
Net cash flows used in investing activities	(147,468)	(100,579)
Financing Activities:
Proceeds from issuance of convertible notes, net	—	1,247,125
Purchase of capped call options	—	(123,970)
Proceeds from shares issued for warrants	44	199
Purchase of treasury stock	(17,476)	(9,897)
Proceeds from exercise of stock options	4,901	18,454
Net cash flows (used in) provided by financing activities	(12,531)	1,131,911
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	—	824
Net (decrease) increase in cash and cash equivalents and restricted cash	(689,302)	855,781
Cash and cash equivalents and restricted cash at the beginning of period	2,629,842	2,104,976
Cash and cash equivalents and restricted cash, end of period	$1,940,540	$2,960,757

Disclosure of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,514,371	$2,646,500
Cash reserved for users	426,169	314,257
Total cash, cash equivalents and restricted cash, end of period	$1,940,540	$2,960,757

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Six months ended June 30,
	2022	2021
Supplemental Disclosure of Noncash Investing and Financing Activities:
Equity consideration issued for acquisitions	$460,128	$33,149
Acquisition of property and equipment, internally developed software and other investments included in accounts payable and accrued expenses	9,425	(114)
Convertible notes financing costs included in accounts payable and accrued expenses	—	782
Acquisition of gaming licenses included in accounts payable and accrued expenses	—	(4,976)
Increase of other current assets from transfer agent related to warrants	—	494
Supplemental Disclosure of Cash Activities:
(Decrease) increase in cash reserved for users	(50,781)	26,539
Cash paid for interest	—	—

See accompanying notes to unaudited condensed consolidated financial statements.
Due to the timing of the consummation of the GNOG Transaction, the above periods, to the extent applicable, exclude GNOG’s operations prior to the closing date of May 5, 2022.

DRAFTKINGS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except loss per share data, unless otherwise noted)
1.Description of Business
DraftKings Inc. is a digital sports entertainment and gaming company. The Company’s business-to-consumer (“B2C”) segment provides users with sports betting (“Sportsbook”), online casino (“iGaming”) and daily fantasy sports (“DFS”) products, as well as media and other online consumer products. The Company’s business-to-business (“B2B”) segment’s principal activities involve the design and development of sports betting and casino gaming software.
As further discussed in the Explanatory Note and Note 3 hereof entitled “Acquisition of Golden Nugget Online Gaming, Inc.,” on May 5, 2022, Old DraftKings consummated the GNOG Transaction pursuant to the Merger Agreement. In connection with the GNOG Transaction, Old DraftKings undertook a holding company reorganization whereby New DraftKings became the going-forward public company and the direct parent company of both Old DraftKings and GNOG. New DraftKings was renamed “DraftKings Inc.” on the Closing Date. Unless otherwise indicated, the terms “DraftKings”, the “Company”, “we”, “us” and “our” refer to (i) Old DraftKings for periods preceding the Closing Date and (ii) New DraftKings for periods on and subsequent to the Closing Date, in each case, together with their respective consolidated subsidiaries.

In May 2018, the Supreme Court (the “Court”) struck down on constitutional grounds the Professional and Amateur Sports Protection Act of 1992 (“PASPA”), a law that prohibited most states from authorizing and regulating sports betting. Since the Court’s decision, many states have legalized sports betting. As of June 30, 2022, 29 U.S. states, the District of Columbia and Puerto Rico have legalized some form of sports betting. Of those 31 legal jurisdictions in the United States, 25 have legalized online sports betting. Of those 25 jurisdictions, 20 are live, and DraftKings operates in 17 of them. The jurisdictions in the United States with statutes legalizing iGaming are Connecticut, Delaware, Michigan, New Jersey, Pennsylvania and West Virginia.

As of June 30, 2022, the Company operates online Sportsbooks in Arizona, Colorado, Connecticut, Illinois, Indiana, Iowa, Louisiana, Michigan, New Hampshire, New Jersey, New York, Oregon, Pennsylvania, Tennessee, Virginia, West Virginia and Wyoming and has retail Sportsbooks in Colorado, Connecticut, Illinois, Iowa, Louisiana, Mississippi, New Hampshire, New Jersey and New York, as well as Ontario, Canada. As of June 30, 2022, the Company offers iGaming products in Connecticut, Michigan, New Jersey, Pennsylvania and West Virginia, as well as Ontario, Canada. The Company also has arrangements in place with land-based casinos to expand operations into additional states upon the passing of relevant legislation, the issuance of related regulations and the receipt of required licenses.

Beginning in 2020 and continuing into 2022, the novel coronavirus (“COVID-19”) pandemic has adversely impacted global commercial activity, disrupted supply chains and contributed to significant volatility in financial markets. The primary impacts of the COVID-19 pandemic on the Company were the suspension, cancellation, rescheduling and shortening of sports seasons and sporting events, particularly between March 2020 and July 2020, when many sports seasons and sporting events, including the MLB regular season, domestic soccer leagues and European Cup competitions, the NBA regular season and playoffs, the NCAA college basketball tournament, the Masters golf tournament, and the NHL regular season and playoffs, were suspended or cancelled. The suspension of sports seasons and sporting events reduced customers’ use of, and spending on, the Company’s Sportsbook and DFS products.

Beginning in July 2020, major professional sports leagues started to resume their activities, many of which with shortened seasons, and gradually resumed regular activities. In the six months ended June 30, 2022, sports seasons continued and sporting events were held as planned, including the NFL regular season, the NFL Playoffs and Superbowl LVI, the NBA regular season and playoffs, the NHL regular season and playoffs, the NASCAR Cup Series, various NCAA football bowl games, the NCAA college basketball regular season and tournament, the MLB regular season and several golf tournaments. The continued return of major sports and sporting events generated significant user interest and activity in the Company's Sportsbook and DFS products. However, the possibility remains that sports seasons and sporting events may be suspended, cancelled, rescheduled or shortened due to COVID-19 outbreaks.

The Company’s revenue varies based on sports seasons and sporting events amongst other factors, and cancellations, suspensions or alterations resulting from COVID-19 have the potential to adversely affect the Company’s revenue, possibly materially. However, the Company’s products that do not rely on sports seasons and sporting events, such as iGaming, may partially offset this adverse impact on revenue.

A significant or prolonged decrease in consumer spending on entertainment or leisure activities would also likely have an adverse effect on demand for the Company’s products, reducing cash flows and revenues, and thereby materially harming the Company’s business, financial condition and results of operations. In addition, a materially disruptive resurgence of COVID-19 cases or the emergence of additional variants or strains of COVID-19 could cause other widespread or more severe impacts depending on where infection rates are highest. As steps taken to mitigate the spread of COVID-19 necessitated a shift away from a traditional office environment for many employees, the Company implemented business continuity programs to ensure that employees were safe and that the business continued to function with minimal disruptions to normal work operations while employees worked remotely. During the second quarter of 2022, our primary offices, including our corporate headquarters in Boston, Massachusetts, re-opened with many of our employees returning to work onsite in various capacities. We will continue to monitor developments relating to disruptions and uncertainties caused by COVID-19.

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
Foreign Currency

Effective as of January 1, 2022, the Company’s significant non-U.S. subsidiaries’ functional currency changed from the Euro to the U.S. dollar. Accordingly, the Company did not have to translate the financial statements of its significant non-U.S. subsidiaries for the period ended June 30, 2022.
Digital Assets and Liabilities

On March 31, 2022, the SEC issued Staff Accounting Bulletin No. 121 (“SAB 121”). SAB 121 sets out interpretive guidance from the staff of the SEC regarding the accounting for obligations to safeguard digital assets that an entity holds for its platform users. In accordance with SAB 121, the Company recognized a liability for the obligation to safeguard its users’ assets and recognized an associated asset for its non-fungible token (“NFTs”) held for its users. Both the liability and the associated asset are measured at the fair value of the NFTs being safeguarded. Refer to Note 6 hereof for disclosures required in accordance with Accounting Standards Codification 820, Fair Value Measurement.
Recently Issued Accounting Pronouncements Not Yet Adopted

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. While the Company is continuing to assess the timing of adoption and the potential impacts of ASU 2021-08, it does not expect ASU 2021-08 to have a material effect on its consolidated financial statements.
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which clarifies the guidance in Accounting Standards

Codification Topic 820, Fair Value Measurement (“Topic 820”), when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. While the Company is continuing to assess the timing of adoption and the potential impacts of ASU 2022-03, it does not expect ASU 2022-03 to have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.
3.Business Combination
Acquisition of Golden Nugget Online Gaming, Inc.

On August 9, 2021, Old DraftKings and GNOG entered into the Merger Agreement, pursuant to which Old DraftKings would acquire GNOG in an all-stock transaction. On May 5, 2022, Old DraftKings consummated the GNOG Transaction and, in connection therewith, undertook a holding company reorganization whereby New DraftKings became the going-forward public company and the direct parent company of both Old DraftKings and GNOG. New DraftKings was renamed “DraftKings Inc.” on the Closing Date. Under the terms of the Merger Agreement and subject to certain exclusions contained therein, GNOG stockholders received a fixed ratio of 0.365 shares of New DraftKings’ Class A common stock for each share of GNOG that they held on the Closing Date. The Company issued approximately 29.3 million shares of its Class A common stock in connection with the consummation of the GNOG Transaction. New DraftKings is the registrant filing this Report as the successor registrant for Old DraftKings.
Operating results for GNOG on and after the Closing Date are included in the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2022. Because the Company is integrating GNOG's operations into its consolidated operating activities, the amount of revenue and earnings attributable to the GNOG business from the Closing Date through June 30, 2022, which is included within revenue and net loss attributable to common stockholders in the Company’s unaudited condensed consolidated statements of operations, is impracticable to determine.

Preliminary Purchase Price Accounting for the GNOG Transaction

On the Closing Date, the Company acquired 100% of the equity interests of GNOG pursuant to the Merger Agreement. The following is a summary of the consideration issued on the Closing Date:

Share consideration (1)	$460,128
Other consideration (2)	143,337
Total consideration	$603,465

(1)Includes the issuance of approximately 29.3 million shares of New DraftKings’ Class A common stock issued at a price of $15.73.
(2)Includes (i) payments made by the Company on behalf of GNOG, including repayment of the outstanding portion of GNOG’s term loan (including the associated prepayment premium) and payment of certain of GNOG’s transaction expenses incurred in connection with the GNOG Transaction and (ii) warrants that were exercisable for shares of GNOG Class A common stock prior to the Closing Date, which were assumed by New DraftKings in connection with the GNOG Transaction and became eligible to be converted into approximately 2.1 million shares of New DraftKings Class A common stock in the aggregate. These payments were partially offset by commercial credits received by the Company from Fertitta Entertainment, Inc. (“FEI”), which can be applied by the Company from time to time to offset future amounts otherwise owed by it to FEI or its affiliates under commercial arrangements among such parties, subject to certain limited exceptions, which partially offsets the other consideration issued in connection with the GNOG Transaction.

The purchase price allocation for the GNOG Transaction set forth herein is preliminary and subject to change within the measurement period, which will not extend beyond one year from the Closing Date. Measurement period adjustments will be recognized in the reporting period in which the adjustment amounts are determined and may include adjustments pertaining to intangible assets acquired, tax liabilities assumed, including the calculation of deferred tax assets and liabilities, and contingent consideration (if any). Any such adjustments may be material.

The following table summarizes the consideration issued or paid in connection with the GNOG Transaction and the preliminary fair value of the assets acquired and liabilities assumed in connection with the consummation of the GNOG Transaction on the Closing Date. The values set forth below are preliminary, pending finalization of valuation analyses:

Cash and cash equivalents	$66,709
Cash reserved for users	7,633
Receivables reserved for users	2,814
Accounts receivables	9,005
Prepaid expenses and other current assets	541
Property and equipment, net	2,674
Intangible assets, net	307,000
Operating lease right-of-use assets	1,185
Deposits and other non-current assets	47,395
Total identifiable assets acquired	444,956
Liabilities assumed:
Accounts payable and accrued expenses	36,660
Liabilities to users	5,260
Operating lease liabilities	1,185
Other long-term liabilities	76,750
Total liabilities assumed	119,855
Net assets acquired (a)	325,101
Purchase consideration (b)	603,465
Goodwill (b) – (a)	$278,364

Goodwill represents the excess of the gross consideration transferred over the difference between the fair value of the underlying net assets acquired and the underlying liabilities assumed. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of benefits from securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a marketplace participant, as well as acquiring a talented workforce and cost savings opportunities. Goodwill associated with the GNOG Transaction is assigned as of the Closing Date to the Company’s B2C reporting unit. Goodwill recognized is partially deductible for tax purposes.

Intangible Assets

	Fair Value	Weighted- Average Useful Life
Gaming licenses	$137,000	12.2 years
Customer relationships	170,000	5.9 years
Total	$307,000

Loan Receivable

The Company acquired a long-term receivable in the amount of $30.5 million in connection with the GNOG Transaction, which originally resulted from a $30.0 million mezzanine loan (the “Danville GN Casino Loan”) by GNOG to certain parties before the Closing Date to develop and construct a “Golden Nugget”-branded casino in Danville, Illinois, pending regulatory approvals, that would enable GNOG to obtain market access to the State of Illinois. There has been no significant deterioration of credit quality since the origination date of the Danville GN Casino Loan. The receivable related to the Danville GN Casino Loan is classified within deposits and other non-current assets on the Company’s condensed consolidated balance sheet.

Transaction Costs

For the three and six months ended June 30, 2022, the Company incurred $10.7 million and $14.4 million in advisory, legal, accounting and management fees in connection with the GNOG Transaction, respectively, which are included in general and administrative expenses on the Company’s condensed consolidated statements of operations.

Unaudited Pro-Forma Information

The financial information in the table below summarizes the combined results of operations of Old DraftKings and GNOG, on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the GNOG Transaction had been consummated as of the beginning of the periods presented or of results that may occur in the future.

	Three months ended June 30,		Six months ended June 30,
	2022 Pro Forma	2021 Pro Forma	2022 Pro Forma	2021 Pro Forma
Revenue	$478,416	$327,482	$927,525	$664,671
Net loss	(210,769)	(318,087)	(686,543)	(735,256)

The foregoing pro forma results are based on estimates and assumptions, which the Company believes are reasonable. The pro forma results include adjustments primarily related to purchase accounting adjustments. Acquisition costs and other non-recurring charges incurred are included in the earliest period presented.

4.Intangible Assets and Goodwill
Intangible Assets
The Company has the following intangible assets, net as of June 30, 2022:

	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Developed technology	5.9 years	$422,900	$(113,677)	$309,223
Internally developed software	2.6 years	142,574	(61,268)	81,306
Gaming licenses	11.0 years	194,830	(20,277)	174,553
Trademarks, tradenames and other	4.1 years	32,971	(9,627)	23,344
Customer relationships	5.0 years	269,728	(49,118)	220,610
		1,063,003	(253,967)	809,036
Indefinite-lived intangible assets:
Digital assets, net of impairment	Indefinite-lived	1,489	—	1,489
Intangible assets, net		$1,064,492	$(253,967)	$810,525

The Company had the following intangible assets, net as of December 31, 2021:

	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Developed technology	6.4 years	$422,900	$(87,089)	$335,811
Internally developed software	2.6 years	117,953	(52,607)	65,346
Gaming licenses	7.3 years	54,442	(13,466)	40,976
Trademarks and tradenames	4.5 years	30,639	(5,952)	24,687
Customer relationships	3.3 years	99,728	(33,526)	66,202
		725,662	(192,640)	533,022
Indefinite-lived intangible assets:
Digital assets	Indefinite-lived	1,995	—	1,995
Intangible assets, net		$727,657	$(192,640)	$535,017

Amortization expense was $38.1 million and $26.6 million for the three months ended June 30, 2022 and 2021, respectively, and $66.2 million and $51.9 million for the six months ended June 30, 2022 and 2021, respectively.
Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2022 by reporting unit are:

	B2C	B2B	Media	Total
Balance as of December 31, 2021	$360,756	$207,684	$47,215	$615,655
Goodwill resulting from the GNOG Transaction	278,364	—	—	278,364
Balance as of June 30, 2022	$639,120	$207,684	$47,215	$894,019

5.Current and Long-term Liabilities
Revolving Line of Credit
In October 2016, DK Crown Holdings Inc. (formerly DraftKings Inc.), a Delaware corporation (“DK DE”) entered into an amended and restated loan and security agreement with Pacific Western Bank, which was most recently amended in May 2022 (as amended, the “Credit Agreement”). The Credit Agreement provides a revolving line of credit of up to $60.0 million. The Credit Agreement has a maturity date of August 28, 2022.
Borrowings under the Credit Agreement bear interest at a variable annual rate equal to the greater of (i) 1.00% above the prime rate then in effect and (ii) 6.50%, and the Credit Agreement requires monthly, interest-only payments. In addition, the Company is required to pay quarterly in arrears a fee equal to 0.25% per annum of the unused portion of the revolving line of credit. As of June 30, 2022 and December 31, 2021, the Credit Agreement provided a revolving line of credit of up to $60.0 million. There was no principal outstanding as of June 30, 2022 or December 31, 2021. Net facility available from the Credit Agreement as of June 30, 2022 and December 31, 2021 totaled $56.0 million and $55.8 million, respectively, which, in each case, excludes the letters of credit outlined in Note 13. The Company is also subject to certain affirmative and negative covenants until maturity. In connection with the issuance of the Convertible Notes (as defined below) and the entry into the Capped Call Transactions (as defined below), the Company obtained a waiver from Pacific Western Bank for any breach of the Credit Agreement that would have otherwise resulted from entering into these financing transactions. The Company also obtained a waiver from Pacific Western Bank for any breach of the Credit Agreement that would have otherwise resulted from exceeding a capital expenditure limitation for 2021 and the amendments to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2021 and June 30, 2021, in each case, for the material weakness previously identified in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, as filed with the SEC on November 5, 2021. In connection with the GNOG Transaction, the Company obtained a waiver from Pacific Western Bank for any breach of the Credit Agreement that would have otherwise resulted from entering into the transactions contemplated thereby, as well as to permit certain transfers of cash from the borrowers thereunder to GNOG and its subsidiaries from time to time.
Convertible Notes and Capped Call
In March 2021, the Company issued zero-coupon convertible senior notes in an aggregate principal amount of $1,265.0 million, which includes proceeds from the full exercise of the over-allotment option (collectively, the “Convertible Notes”). The Convertible Notes will mature on March 15, 2028 (the “Notes Maturity Date”) , subject to earlier conversion, redemption or repurchase. In connection with the issuance of the Convertible Notes, the Company incurred $17.0 million of lender fees and $1.7 million of debt financing costs. The Convertible Notes represent senior unsecured obligations of Old DraftKings, which are being amortized through the Notes Maturity Date. On May 5, 2022, in connection with the GNOG Transaction, (i) New DraftKings agreed to fully and unconditionally guarantee all of Old DraftKings’ obligations under the Convertible Notes and the indenture governing the Convertible Notes and (ii) each Convertible Note which was outstanding as of the consummation of the GNOG Transaction and previously convertible into shares of Old DraftKings Class A common stock became convertible into shares of New DraftKings Class A common stock.
The Convertible Notes are convertible at an initial conversion rate of 10.543 shares of New DraftKings’ Class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $94.85 per share of New DraftKings’ Class A common stock. The conversion rate is subject to adjustment upon the occurrence of certain specified events and includes a make-whole adjustment upon early conversion in connection with a make-whole fundamental change (as defined in the indenture governing the Convertible Notes).
Prior to September 15, 2027, the Convertible Notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the Notes Maturity Date. Old DraftKings will satisfy any conversion election by paying or delivering, as the case may be, cash, shares of New DraftKings’ Class A common stock or a combination of cash and shares of New DraftKings’ Class A common stock. During the six months ended June 30, 2022, the conditions allowing holders of the Convertible Notes to convert their Convertible Notes were triggered by the holding company reorganization in connection with the GNOG Transaction, whereby New DraftKings became the going-forward public company and replaced Old DraftKings as the issuer of the Class A common stock issuable upon conversion of the Convertible Notes; such conversion window expired on June 27, 2022, and no holders of the Convertible Notes exercised their conversion rights.

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
Although recorded at amortized cost on the Company’s consolidated balance sheet, the estimated fair value of the Convertible Notes was $747.9 million and $953.8 million as of June 30, 2022 and December 31, 2021, respectively, which was calculated using the estimated or actual bids and offers of the Convertible Notes in an over-the-counter market on the last business day of the period and is classified as Level 2 in the fair value hierarchy.
Indirect Taxes
Taxation of e-commerce is becoming more prevalent and could negatively affect the Company’s business as it primarily pertains to DFS and its users. The ultimate impact of indirect taxes on the Company’s business is uncertain, as is the period required to resolve this uncertainty. The Company’s estimated contingent liability for indirect taxes represents the Company’s best estimate of tax liability in jurisdictions in which the Company believes taxation is probable. The Company frequently reevaluates its tax positions for appropriateness.
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
As of June 30, 2022 and December 31, 2021, the Company’s estimated contingent liability for indirect taxes was $52.7 million and $47.5 million, respectively. The estimated contingent liability for indirect taxes is recorded within other long-term liabilities on the consolidated balance sheets and general and administrative expenses on the Company’s condensed consolidated statements of operations.
Warrant Liabilities
As part of the initial public offering of Diamond Eagle Acquisition Corp. (“DEAC”) on May 14, 2019 (the “IPO”), DEAC issued 13.3 million warrants each of which entitles the holder to purchase one share of the Company’s Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, DEAC completed the private sale of 6.3 million warrants to DEAC’s sponsor (the “Private Warrants”). As of June 30, 2022, there were no Public Warrants outstanding and 1.6 million Private Warrants outstanding. On May 5, 2022, in connection with the consummation of the GNOG Transaction, Old DraftKings entered into an assignment and assumption agreement (the “Old DraftKings Warrant Assignment Agreement”) with New DraftKings, Computershare Trust Company, N.A. and Computershare Inc. (together, “Computershare”), pursuant to which Old DraftKings assigned to New DraftKings all of its rights, interests and obligations under the warrant agreement, dated as of May 10, 2019 (the “Old DraftKings Warrant Agreement”), by and between DEAC and Continental Stock Transfer & Trust Company, as warrant agent, as assumed by Old DraftKings and assigned to Computershare by that certain assignment and assumption agreement, dated as of April 23, 2020, governing Old DraftKings’ outstanding Private Warrants, on the terms and conditions set forth in the Old DraftKings Warrant Assignment Agreement. In connection with the consummation of the GNOG Transaction and pursuant to the Old DraftKings Warrant Assignment Agreement, each of the outstanding Private Warrants became exercisable for one share of New DraftKings Class A common stock on the existing terms and conditions, except as otherwise described in the Old DraftKings Warrant Assignment Agreement.

In addition, on May 5, 2022, in connection with the consummation of the GNOG Transaction, the Company assumed an additional 5.9 million warrants, each of which entitled the holder to purchase one share of GNOG’s Class A common stock at an exercise price of $11.50 per share (the “GNOG Private Warrants”). Effective as of the consummation of the GNOG Transaction, each of the outstanding GNOG Private Warrants became exercisable for 0.365 of a share of the Company’s Class A common stock, or approximately 2.1 million shares of the Company’s Class A common stock in the aggregate, on the existing terms and conditions of such GNOG Private Warrants, except as otherwise described in the assignment and assumption agreement relating to the GNOG Private Warrants entered into on the Closing Date. As of June 30, 2022, there were 5.9 million GNOG Private Warrants outstanding, which corresponds to an assumed warrant liability of $13.2 million as of the Closing Date less a gain on remeasurement of $4.8 million from the Closing Date through June 30, 2022.

As of June 30, 2022, the fair value of the Company's warrant liability was $13.1 million. Due to fair value changes throughout the three and six months ended June 30, 2022, the Company recorded gains on remeasurement of warrant liabilities of $14.3 million and $27.0 million, respectively. Due to fair value changes throughout the three and six months ended June 30, 2021, the Company recorded a gain on remeasurement of warrants liabilities of $17.0 million and a loss on remeasurement of warrant liabilities of $10.0 million, respectively. During the six months ended June 30, 2022, a de minimis number of Private Warrants and GNOG Private Warrants were exercised. During the six months ended June 30, 2021, 0.2 million Private Warrants were exercised resulting in a reclassification to additional paid-in-capital in the amount of $4.2 million, reflecting the reclassification of the warrant liabilities of $3.5 million and proceeds upon exercise of $0.7 million.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value as of June 30, 2022 and December 31, 2021 based on the three-tier fair value hierarchy:

	June 30, 2022
	Level 1		Level 2		Level 3		Total
Assets
Cash equivalents:
Money market funds	$200,537	(1)	$—		$—		$200,537
Other current assets:
Digital assets held for users	—		17,283	(2)	—		17,283
Other non-current assets:
Derivative instruments	—		—		46,633	(5)	46,633
Equity securities	18,675	(3)	13,533	(4)	—		32,208
Total	$219,212		$30,816		$46,633		$296,661

Liabilities
Other current liabilities:
Digital assets held for users	$—		$17,283	(2)	$—		$17,283
Warrant liabilities	—		13,081	(6)	—		13,081
Total	$—		$30,364		$—		$30,364

	December 31, 2021
	Level 1		Level 2		Level 3		Total
Assets
Cash equivalents:
Money market funds	$550,169	(1)	$—		$—		$550,169
Other non-current assets:
Derivative instruments	—		—		3,850	(5)	3,850
Equity securities	27,200	(3)	—		—		27,200
Total	$577,369		$—		$3,850		$581,219

Liabilities
Warrant liabilities	$—		$26,911	(6)	$—		$26,911
Total	$—		$26,911		$—		$26,911

(1)Represents the Company’s money market funds, which are classified as Level 1 because the Company measures these assets to fair value using quoted market prices.
(2)Represents the asset and liability balance for the digital assets held by the Company for its users, which are classified as Level 2 because the Company measures these digital assets to fair value using observable inputs for similar transactions.
(3)Represents the Company’s marketable equity securities, which are classified as Level 1 because the Company measures these assets to fair value using quoted market prices.

(4)Represents the Company’s non-marketable equity securities, which are classified as Level 2 because the Company measures these assets to fair value using observable inputs for similar investments of the same issuer. The Company has elected the remeasurement alternative for these assets.
(5)Represents the Company’s derivative instruments held in other public and privately held entities. The Company measures these derivative instruments to fair value using option pricing models and, accordingly, classifies these assets as Level 3. During the six months ended June 30, 2022, there were not a significant amount of new derivative instruments purchased by or issued to the Company. The table below includes a range and an average weighted by relative fair value of the significant unobservable inputs used to measure these Level 3 derivative instruments to fair value. A change in these significant unobservable inputs might result in a significantly higher or lower fair value measurement at the reporting date.

	June 30, 2022	December 31, 2021
Significant Unobservable Input	Range (Weighted Average)
Underlying stock price	$7.47 - $39.22 ($34.35)	$10.88
Volatility	70.0% - 75.0% (73.5%)	60.0%
Risk-free rate	1.3% - 1.6% (1.4%)	0.3%
(6)The Company measures its Private Warrants and the GNOG Private Warrants to fair value using a binomial lattice model with the significant assumptions being observable inputs and, accordingly, classifies these liabilities as Level 2.

During the three and six months ended June 30, 2022, the Company recorded $5.6 million of unrealized loss and $31.8 million of unrealized gains, respectively, primarily all of which resulted from those financial assets categorized as Level 3. Those unrealized gains are included within other income, net in the Company’s condensed consolidated statements of operations. During the three and six months ended June 30, 2021, no such gains or losses were recorded.

7.Revenue Recognition
Deferred Revenue

The Company included deferred revenue within accounts payable and accrued expenses and liabilities to users in its condensed consolidated balance sheets. The deferred revenue balances were as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Deferred revenue, beginning of the period	$95,402	$41,849	$91,554	$30,627
Deferred revenue, end of the period	84,674	51,791	84,674	51,791
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	51,946	20,664	64,478	26,613

Deferred revenue primarily represents contract liabilities related to the Company’s obligation to transfer future value in relation to in period transactions in which the Company has received consideration. Such obligations are recognized as liabilities when awarded to users and are recognized as revenue when those liabilities are later resolved.

Revenue Disaggregation

Disaggregation of revenue for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Online gaming	$434,123	$258,229	$820,801	$530,890
Gaming software	11,470	27,432	24,965	58,862
Other	20,592	11,944	37,624	20,129
Total Revenue	$466,185	$297,605	$883,390	$609,881

Online gaming includes Sportsbook, iGaming and DFS, which have certain similar attributes and patterns of recognition. Sources of Other revenue primarily includes media, Marketplace and retail Sportsbooks.

The following table presents the Company’s revenue by geographic region for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
United States	$456,075	$269,532	$858,671	$549,648
International	10,110	28,073	24,719	60,233
Total Revenue	$466,185	$297,605	$883,390	$609,881

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
The following table shows restricted stock unit (“RSU”) and stock option activity for the six months ended June 30, 2022:

	Time-based		PSP		LTIP		Total	Weighted Average Exercise Price of Options	Weighted Average FMV of RSUs
	Options	RSUs	Options	RSUs	Options	RSUs
Outstanding at December 31, 2021	14,695	4,195	2,354	1,488	11,671	19,343	53,746	$5.46	$49.94
Granted	200	9,270	—	2	—	434	9,906	31.40	21.96
Exercised options / vested RSUs	(1,592)	(1,299)	(54)	(2,671)	(169)	(6,251)	(12,036)	2.70	44.96
Change in awards due to performance-based multiplier	—	—	—	1,806	—	—	1,806	—	33.69
Forfeited	(118)	(549)	—	(6)	—	(281)	(954)	4.76	39.29
Outstanding at June 30, 2022	13,185	11,617	2,300	619	11,502	13,245	52,468	$5.83	$40.48

As of June 30, 2022, total unrecognized stock-based compensation expense of $608.4 million related to granted and unvested share-based compensation arrangements is expected to be recognized over a weighted-average period of 1.9 years. The following table shows stock compensation expense for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30, 2022			Three months ended June 30, 2021
	Options	RSUs	Total	Options	RSUs	Total
Time Based (1)	$3,830	$26,983	$30,813	$4,034	$15,223	$19,257
PSP (2)	—	13,764	13,764	—	19,090	19,090
LTIP (2)	—	90,944	90,944	—	133,392	133,392
Total	$3,830	$131,691	$135,521	$4,034	$167,705	$171,739

	Six months ended June 30, 2022			Six months ended June 30, 2021
	Options	RSUs	Total	Options	RSUs	Total
Time Based (1)	$7,694	$48,769	$56,463	$6,467	$29,491	$35,958
PSP (2)	—	57,131	57,131	—	35,404	35,404
LTIP (2)	—	209,004	209,004	—	252,220	252,220
Total	$7,694	$314,904	$322,598	$6,467	$317,115	$323,582

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

9.Income Taxes
The Company’s provision for income taxes for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Income tax (benefit) provision	$(81,226)	$2,404	$(80,757)	$(2,191)

The effective tax rates for the three months ended June 30, 2022 and 2021 were 27.2% and (0.8)%, respectively, and the effective tax rates for the six months ended June 30, 2022 and 2021 were 10.6% and 0.3%, respectively. The difference between the Company’s effective tax rates for the three and six month periods in 2022 and 2021 and the U.S. statutory tax rate of 21% was primarily due to a valuation allowance related to the Company’s deferred tax assets, offset partially by current state tax and current foreign tax. Additionally, the Company recorded a discrete income tax benefit of $76.8 million during the second quarter of 2022, as well as a discrete tax benefit of $6.8 million during the first quarter of 2021, which were attributable to non-recurring partial releases of the Company’s U.S. valuation allowance as a result of the preliminary purchase accounting for GNOG and Vegas Sports Information Network, Inc. (“VSIN”), respectively. The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized.

10.Segment Information
The Company operates its business and reports its results through two operating and reportable segments: B2C and B2B, in accordance with ASC Topic 280, Segment Reporting. The B2C segment provides users with Sportsbook, iGaming and DFS products, as well as media and other online consumer products. The B2B segment is involved in the design and development of sports betting and casino gaming software, which is primarily comprised of the Company’s wholly-owned subsidiary, SBTech (Global) Limited (“SBTech”).

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

Any intercompany revenues or expenses are eliminated in consolidation. All of the Company’s operating revenues and expenses, other than those excluded from Adjusted EBITDA as detailed below, are allocated to the Company’s reportable segments. The Company defines and calculates Adjusted EBITDA as net loss before the impact of interest income or expense (net), income tax provision or benefit, and depreciation and amortization, and further adjusted for the following items: stock-based compensation, transaction-related costs, litigation, settlement and related costs, advocacy and other related legal expenses, gain or loss on remeasurement of warrant liabilities and other non-recurring and non-operating costs or income, as described in the reconciliation below.

A measure of segment assets and liabilities has not been currently provided to the Company’s CODM and therefore is not shown below.
Summarized financial information for the Company’s segments is shown in the following table:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue:
B2C	$454,715	$270,173	$858,425	$551,019
B2B	11,470	27,432	24,965	58,862
Total revenue	466,185	297,605	883,390	609,881

Adjusted EBITDA:
B2C	(98,904)	(92,259)	(368,075)	(233,613)
B2B	(19,230)	(3,043)	(39,568)	(951)
Total adjusted EBITDA	(118,134)	(95,302)	(407,643)	(234,564)
Adjusted for:
Depreciation and amortization	42,315	30,051	74,540	58,244
Interest income, net	(1,929)	(1,642)	(2,077)	(2,627)
Income tax provision (benefit)	(81,226)	2,404	(80,757)	(2,191)
Stock-based compensation	135,521	171,739	322,598	323,582
Transaction-related costs	10,505	7,890	14,279	10,913
Litigation, settlement and related costs	2,446	3,599	4,396	4,221
Advocacy and other related legal expenses	—	11,035	—	11,035
(Gain) loss on remeasurement of warrant liabilities	(14,315)	(16,984)	(26,996)	9,996
Other non-recurring and non-operating costs (income)	5,652	2,132	(28,830)	4,133
Net loss attributable to common shareholders	$(217,103)	$(305,526)	$(684,796)	$(651,870)
Due to the timing of the consummation of the GNOG Transaction, the above periods, to the extent applicable, exclude GNOG’s operations prior to the closing date of May 5, 2022.

11.Loss Per Share
The computation of loss per share and weighted-average shares of the Company’s Class A common stock outstanding for the periods presented are as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net loss	$(217,103)	$(305,526)	$(684,796)	$(651,870)
Basic and diluted weighted-average common shares outstanding	437,033	401,447	424,121	399,545
Loss per share attributable to common stockholders:
Basic and diluted	$(0.50)	$(0.76)	$(1.61)	$(1.63)

There were no preferred or other dividends declared for the three and six months ended June 30, 2022. For the periods presented, the following securities were not required to be included in the computation of diluted shares outstanding:

	June 30,
	2022	2021
Class A common stock resulting from exercise of all warrants	3,761	1,769
Stock options and RSUs	52,468	58,031
Convertible notes	13,337	13,337
Total	69,566	73,137

12.Related-Party Transactions
Financial Advisor
The Company entered into an engagement letter with a related party (the “Financial Advisor”) in August 2019, as amended in December 2019. For the three and six months ended June 30, 2022, the Company incurred $8.5 million of fees payable to its Financial Advisor. For the three and six months ended June 30, 2021, the Company incurred no fees payable to its Financial Advisor.
Receivables from Equity Method Investment
The Company provides office space and general operational support to DKFS, LLC, an equity-method affiliate. The operational support is primarily in the form of general and administrative services. As of June 30, 2022 and December 31, 2021, the Company had $0.4 million and $0.6 million, respectively, of receivables from DKFS, LLC related to those services and expenses to be reimbursed to the Company, which are included within non-current assets in its consolidated balance sheets. The Company has committed to invest up to $17.5 million into DBDK Venture Fund I, LP, a Delaware limited partnership and a subsidiary of DKFS LLC. As of June 30, 2022, the Company had invested a total of $4.9 million of the total commitment.
Transactions with a Shareholder and their Immediate Family Members
As of June 30, 2022 and December 31, 2021, the Company had $0.0 million and $3.8 million of receivables due from former shareholders of SBTech, respectively, which includes a current director and shareholder of the Company. For the three months ended June 30, 2022 and June 30, 2021, the Company had $0.5 million and $1.7 million in sales, respectively, to entities that are wholly owned by an immediate family member of a current director of the Company. The Company recorded $1.1 million and $3.1 million of such sales in the six months ended June 30, 2022 and June 30, 2021, respectively. The Company had an associated accounts receivable balance of $0.2 million and $0.2 million as of June 30, 2022 and December 31, 2021, respectively, included in accounts receivable in its condensed consolidated balance sheets.
Aircraft
Starting in 2022, from time to time, the Company has chartered, without mark-up, the private plane owned by Jason Robins, the Company’s Chief Executive Officer, utilizing aircraft services from Jet Aviation Flight Services, Inc. for the business and personal travel of Mr. Robins and his family. The Company had no direct or indirect interest in such private plane. During the three and six months ended June 30, 2022, the Company incurred $0.0 million and $0.7 million of expense for use of the aircraft under these chartering services, respectively.
In March 2022, the Company entered into a one-year lease of an aircraft from an entity controlled by Mr. Robins. Pursuant to such agreement, Mr. Robins’ entity leases the aircraft to the Company for $0.6 million for a one-year period. The Company covers all operating, maintenance and other expenses associated with the aircraft. The audit and compensation committees of the Company’s board of directors approved this arrangement based, among other things, on the requirements of the overall security program that Mr. Robins and his family fly private and their assessment that such an arrangement is more efficient and flexible and better ensures safety, confidentiality and privacy. During the three and six months ended June 30, 2022, the Company incurred $0.1 million of expense under the aircraft lease.

13.Leases, Commitments and Contingencies
Leases
The Company primarily leases corporate office facilities, data centers and motor vehicles under operating lease agreements. Some of the Company’s leases include one or more options to renew. For a majority of our leases, we do not assume renewals in our determination of the lease term as the renewals are not deemed to be reasonably certain to exercise. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. As of June 30, 2022, the Company’s lease agreements typically have terms not exceeding ten years.
Payments under the Company’s lease arrangements may be fixed or variable, and variable lease payments primarily represent costs related to common area maintenance and utilities. The components of lease cost are as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operating lease cost	$5,679	$4,229	$9,909	$8,362
Short term lease cost	1,323	440	3,078	867
Variable lease cost	1,073	982	1,879	1,683
Sublease income	(230)	(93)	(460)	(204)
Total lease cost	$7,845	$5,558	$14,406	$10,708

Supplemental cash flow and other information for the six months ended June 30, 2022 and 2021 related to operating leases was as follows:

	Six months ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$8,489	$8,687
Right-of-use assets obtained in exchange for new operating lease liabilities	$21,338	$2,413

The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating leases were 7.1 years and 6.5% as of June 30, 2022. The Company calculated the weighted-average discount rates using incremental borrowing rates, which equal the rates of interest that it would pay to borrow funds on a fully collateralized basis over a similar term.
Maturity of lease liabilities are as follows:

Years Ending December 31,
From July 1, 2022 to December 31, 2022	$8,030
2023	11,110
2024	15,862
2025	13,931
2026	12,309
Thereafter	48,683
Total undiscounted future cash flows	109,925
Less: Imputed interest	(26,023)
Operating lease liabilities	$83,902

As of June 30, 2022, the Company had long-lived assets, which consists of operating lease right-of-use assets and property and equipment, net, of $106.3 million and $25.0 million located in the United States and internationally, respectively. As of December 31, 2021, the company had long-lived assets of $77.2 million and $32.6 million located in the United States and internationally, respectively.
Other Contractual Obligations and Contingencies

The Company is a party to several non-cancelable contracts with vendors where the Company is obligated to make future minimum payments under the terms of these contracts as follows:

Years Ending December 31,
From July 1, 2022 to December 31, 2022	$267,708
2023	431,068
2024	383,967
2025	292,138
2026	179,888
Thereafter	358,772
Total	$1,913,541

Contingencies
From time to time, and in the ordinary course of business, the Company may be subject to certain claims, charges and litigation concerning matters arising in connection with the conduct of the Company’s business activities.

In Re: Daily Fantasy Sports Litigation (Multi-District Litigation)

Between late 2015 and early 2016, certain individuals who allegedly registered and competed in daily sports fantasy contests on our and FanDuel’s websites, and their family members, filed numerous actions (primarily purported class actions) against us, FanDuel, and other related parties in courts across the United States (the “DFS defendants”). In February 2016, these actions were consolidated in a multi-district litigation in the U.S. District Court for the District of Massachusetts. The plaintiffs asserted 27 claims arising under both state and federal law against the DFS defendants. The plaintiffs’ claims against us generally fell into four categories: (1) the Company’s online daily fantasy sports contests constitute illegal gambling; (2) the Company promulgated false or misleading advertisements that emphasized the ease of play and likelihood of winning; (3) the Company induced consumers to lose money through a deceptive bonus program; and (4) the Company allowed our employees to participate in competitors’ fantasy sports contests using non-public information, which gave such employees an unfair advantage over other contestants. The plaintiffs sought money damages, equitable relief, and disgorgement of gains against the Company.

On October 6, 2021, the court entered judgment and an order approving a settlement and dismissing the claims with prejudice brought by all plaintiffs except the family members plaintiffs and one plaintiff asserting claims against the DFS defendants as a concerned citizen of the State of Florida (the “Concerned Citizen Claims”). This settlement agreement became effective on November 5, 2021; as a result, the only remaining plaintiffs were the family member plaintiffs and the plaintiff who asserted the Concerned Citizen Claims . On January 21, 2022, DraftKings and the family member plaintiffs filed a joint motion for preliminary approval of a proposed settlement. On February 18, 2022, the court entered an order preliminarily approving the proposed settlement and scheduled a fairness hearing for final approval of the settlement on June 8, 2022. On June 8, 2022, the court entered judgment and an order approving the settlement and dismissing all claims with prejudice other than the Concerned Citizens Claims. On June 23, 2022, with all claims other than the Concerned Citizen Claims resolved, the court dismissed the Concerned Citizen Claims from federal court for lack of Article III standing and remanded the Concerned Citizens Claims to state court in Florida. On July 8, 2022, the court officially closed the docket for In Re: Daily Fantasy Sports Litigation (Multi-District Litigation). The Company previously provided an accrual for this matter.

The Company intends to vigorously defend the Concerned Citizen Claims. If the plaintiff obtains a judgment in his favor in this matter, the Company could be subject to substantial damages and it could be restricted from offering DFS contests in Florida. The Company cannot provide any assurance as to the outcome of the Concerned Citizen Claims.

Despite the potential for significant damages, the Company does not believe, based on currently available information, that the outcome of the Concerned Citizen Claims will have a material adverse effect on DraftKings’ financial condition, although the outcome could be material to DraftKings’ operating results for any particular period, depending, in part, upon the operating results for such period.

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

Letters of Credit
In connection with the Credit Agreement with Pacific Western Bank, the Company has entered into several letters of credit totaling $4.0 million and $4.2 million as of June 30, 2022 and December 31, 2021, respectively, for the Company’s leases of office space.

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
•market and global conditions and economic factors beyond our control, including the potential adverse effects of the ongoing global coronavirus (“COVID-19”) pandemic on capital markets, general economic conditions, including inflation, unemployment and our liquidity, operations and personnel;
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

Our Business
We are a digital sports entertainment and gaming company. We provide users with sports betting (“Sportsbook”), online casino (“iGaming”) and daily fantasy sports (“DFS”) products, as well as media and other online consumer products. We are also involved in the design and development of sports betting and casino gaming software for online and retail Sportsbooks and casino gaming products, as well as other online consumer products. On May 5, 2022, we acquired GNOG in an all-stock transaction to enable us to leverage Golden Nugget’s established brand to broaden our reach into new customer segments and enhance the combined company’s iGaming product offerings through our vertically-integrated tech stack and GNOG’s unique capabilities, including live dealer. For further details regarding the GNOG Transaction, please see the section entitled “Acquisition of Golden Nugget Online Gaming, Inc.” contained within Note 3 of our condensed consolidated financial statements.
Our mission is to make life more exciting by responsibly creating the world’s favorite real-money games and betting experiences. We accomplish this by creating an environment where our users can find enjoyment and fulfillment through Sportsbook, iGaming and DFS, as well as media and other online consumer products. We are also highly focused on our responsibility as a steward of this new era in real-money gaming. Our ethics guide our decision making, with respect to both the tradition and integrity of sports and our investments in regulatory compliance and consumer protection.
We make deliberate and substantial investments in support of our mission and long-term growth. For example, we have invested in our products and technology in order to continuously launch new product innovations, improve marketing, merchandising, and operational efficiency through data science, and deliver a great user experience. We also make significant investments in sales and marketing and incentives to grow and retain our paid user base, including personalized cross-product offers and promotions, and promote brand awareness to attract the “skin-in-the-game” sports fan. Together, these investments have enabled us to create a leading product built on scalable technology, while attracting a user base that has resulted in the rapid growth of our business.
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
B2C

Our B2C business is comprised of the legacy business of DK Crown Holdings Inc. (formerly DraftKings Inc.), a Delaware corporation (“DK DE”), which includes our DraftKings-branded Sportsbook, iGaming and DFS products, as well as our other online consumer products, and our GNOG brand. Across our DraftKings-branded products, we offer users a single integrated product that provides one account, one wallet, a centralized payment system and responsible gaming controls. Currently, we operate our B2C segment primarily in the United States.

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

Impact of COVID-19
Beginning in 2020 and continuing into 2022, the novel coronavirus (“COVID-19”) pandemic has adversely impacted global commercial activity, disrupted supply chains and contributed to significant volatility in financial markets. The primary impacts of the COVID-19 pandemic on us were the suspension, cancellation, rescheduling and shortening of sports seasons and sporting events, particularly between March 2020 and July 2020, when many sports seasons and sporting events, including the MLB regular season, domestic soccer leagues and European Cup competitions, the NBA regular season and playoffs, the NCAA college basketball tournament, the Masters golf tournament, and the NHL regular season and playoffs, were suspended or cancelled. The suspension of sports seasons and sporting events reduced customers’ use of, and spending on, our Sportsbook and DFS products.
Beginning in July 2020, major professional sports leagues started to resume their activities, many of which with shortened seasons, and gradually resumed regular activities. In the six months ended June 30, 2022, sports seasons continued and sporting events were held as planned, including the NFL regular season, the NFL Playoffs and Superbowl LVI, the NBA regular season and playoffs, the NHL regular season and playoffs, the NASCAR Cup Series, various NCAA football bowl games, the NCAA college basketball regular season and tournament, the MLB regular season and several golf tournaments. The continued return of major sports and sporting events generated significant user interest and activity in our Sportsbook and DFS products. However, the possibility remains that sports seasons and sporting events may be suspended, cancelled, rescheduled or shortened due to COVID-19 outbreaks.
Our revenue varies based on sports seasons and sporting events amongst other factors, and cancellations, suspensions or alterations resulting from COVID-19 have the potential to adversely affect our revenue, possibly materially. However, our products that do not rely on sports seasons and sporting events, such as iGaming, may partially offset this adverse impact on revenue.
A significant or prolonged decrease in consumer spending on entertainment or leisure activities would also likely have an adverse effect on demand for our products, reducing cash flows and revenues, and thereby materially harming our business, financial condition and results of operations. In addition, a materially disruptive resurgence of COVID-19 cases or the emergence of additional variants or strains of COVID-19 could cause other widespread or more severe impacts depending on where infection rates are highest. As steps taken to mitigate the spread of COVID-19 necessitated a shift away from a traditional office environment for many employees, we implemented business continuity programs to ensure that employees were safe and that our business continued to function with minimal disruptions to normal work operations while employees worked remotely. During the second quarter of 2022, our primary offices, including our corporate headquarters in Boston, Massachusetts, re-opened with many of our employees returning to work onsite in various capacities. We will continue to monitor developments relating to disruptions and uncertainties caused by COVID-19.
Financial Highlights and Trends
The following table sets forth a summary of our financial results for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(amounts in thousands)	2022	2021	2022	2021
Revenue	$466,185	$297,605	$883,390	$609,881
Net Loss	(217,103)	(305,526)	(684,796)	(651,870)
Adjusted EBITDA (1)	(118,134)	(95,302)	(407,643)	(234,564)

(1)Adjusted EBITDA is a non-GAAP financial measure. See “—Non-GAAP Information” below for additional information about this measure and a reconciliation of this measure to the most directly comparable financial measure calculated in accordance with U.S. GAAP.

Revenue increased by $168.6 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to the strong performance of our B2C segment as a result of robust customer acquisition and retention and the successful launches of our Sportsbook and iGaming products in additional jurisdictions since the second quarter of 2021.

Revenue increased by $273.5 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to the strong performance of our B2C segment as a result of robust customer acquisition and retention and the successful launches of our Sportsbook and iGaming products in additional jurisdictions since the second quarter of 2021. These increases were partially offset by an increase in promotional intensity (primarily due to the launch of our Sportsbook product in New York), as well as atypically low hold rates (primarily attributable to NCAA basketball wagering) in the three months ended March 31, 2022.

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

The chart below presents our MUPs for the three and six months ended June 30, 2021 and 2022:

Average Monthly Unique Payers (in millions)

1.1
1.5
Q2 2021
Q2 2022

Average Monthly Unique Payers (in millions)
1.3
1.7
YTD Q2 2021
YTD Q2 2022

Average Revenue per MUP (“ARPMUP”). ARPMUP is the average B2C segment revenue per MUP, and this key metric represents our ability to drive usage and monetization of our B2C products. The chart below presents our ARPMUP for the three and six months ended June 30, 2021 and 2022:

Average Revenue per Monthly Unique Payer
(in whole dollars)
$80
$103
Q2 2021
Q2 2022

Average Revenue per Monthly Unique Payer
(in whole dollars)
$69
$82
YTD Q2 2021
YTD Q2 2022

We define and calculate ARPMUP as the average monthly B2C segment revenue for a reporting period, divided by MUPs (i.e., the average number of unique payers) for the same period.
Our period-on-period increase in MUPs for the three and six months ended June 30, 2022, compared to the same periods in 2021, reflects strong unique payer retention and acquisition across our Sportsbook and iGaming products, as well as the expansion of our iGaming and Sportsbook products into new jurisdictions, partially offset by a decline in DFS MUPs.

ARPMUP increased in the three months ended June 30, 2022, compared to the same period in 2021, primarily due to strong customer engagement, a continued mix shift into our iGaming and Sportsbook products and reduced promotional intensity compared to the same period in 2021.

ARPMUP increased in the six months ended June 30, 2022, compared to the same period in 2021, primarily due to strong customer engagement and a continued mix shift into our iGaming and Sportsbook products, which was partially offset by an increase in promotional intensity (primarily due to the launch of our Sportsbook product in New York), as well as atypically low hold rates in the three months ended March 31, 2022 (primarily attributable to NCAA basketball wagering).

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
We define and calculate Adjusted EBITDA as net loss before the impact of interest income or expense (net), income tax provision or benefit, and depreciation and amortization, and further adjusted for the following items: stock-based compensation, transaction-related costs, litigation, settlement and related costs, advocacy and other related legal expenses, gain or loss on remeasurement of warrant liabilities and other non-recurring and non-operating costs or income, as described in the reconciliation below.

We include non-GAAP financial measures because they are used by management to evaluate our core operating performance and trends and to make strategic decisions regarding the allocation of capital and new investments. Adjusted EBITDA excludes certain expenses that are required in accordance with U.S. GAAP because they are non-recurring items (for example, in the case of transaction-related costs and advocacy and other related legal expenses), non-cash expenditures (for example, in the case of depreciation and amortization, remeasurement of warrant liabilities and stock-based compensation), or non-operating items which are not related to our underlying business performance (for example, in the case of interest income and expense and litigation, settlement and related costs).

Adjusted EBITDA
The table below presents our Adjusted EBITDA reconciled to our net loss, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP, for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(amounts in thousands)	2022	2021	2022	2021
Net loss	$(217,103)	$(305,526)	$(684,796)	$(651,870)
Adjusted for:
Depreciation and amortization (1)	42,315	30,051	74,540	58,244
Interest income, net	(1,929)	(1,642)	(2,077)	(2,627)
Income tax (benefit) provision	(81,226)	2,404	(80,757)	(2,191)
Stock-based compensation (2)	135,521	171,739	322,598	323,582
Transaction-related costs (3)	10,505	7,890	14,279	10,913
Litigation, settlement, and related costs (4)	2,446	3,599	4,396	4,221
Advocacy and other related legal expenses (5)	—	11,035	—	11,035
(Gain) loss on remeasurement of warrant liabilities	(14,315)	(16,984)	(26,996)	9,996
Other non-recurring and non-operating costs (income) (6)	5,652	2,132	(28,830)	4,133
Adjusted EBITDA	$(118,134)	$(95,302)	$(407,643)	$(234,564)
Adjusted EBITDA by segment:
B2B	$(19,230)	$(3,043)	$(39,568)	$(951)
B2C	$(98,904)	$(92,259)	$(368,075)	$(233,613)

(1)The amounts include the amortization of acquired intangible assets of $27.1 million and $20.6 million for the three months ended June 30, 2022 and 2021, respectively, and $46.3 million and $39.7 million for the six months ended June 30, 2022 and 2021, respectively.
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
(5)Includes certain non-recurring costs relating to advocacy efforts and other legal expenses in jurisdictions where we do not operate certain products and are actively seeking licensure, or similar approval, for those products. For the three and six months ended June 30, 2021, those costs primarily related to our activities in Florida. The amounts presented exclude other costs relating to advocacy efforts and other legal expenses incurred in jurisdictions where related legislation has been passed and we currently operate.
(6)Primarily includes the change in fair value of certain financial assets, as well as our equity method share of the investee’s losses and other costs relating to non-recurring and non-operating items.

Due to the timing of the consummation of the GNOG Transaction, the above periods, to the extent applicable, exclude GNOG’s operations prior to the closing date of May 5, 2022.

Results of Operations
Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
The following table sets forth a summary of our consolidated results of operations for the interim periods indicated, and the changes between periods. Due to the timing of the consummation of the GNOG Transaction, the below periods, to the extent applicable, exclude GNOG’s operations prior to the closing date of May 5, 2022.

	Three months ended June 30,
(amounts in thousands, except percentages)	2022	2021	$ Change	% Change
Revenue	$466,185	$297,605	$168,580	56.6%
Cost of revenue	312,767	187,006	(125,761)	(67.2)%
Sales and marketing	197,529	170,712	(26,817)	(15.7)%
Product and technology	77,202	62,635	(14,567)	(23.3)%
General and administrative	187,609	198,806	11,197	5.6%
Loss from operations	(308,922)	(321,554)	12,632	3.9%
Interest income, net	1,929	1,642	287	17.5%
Gain on remeasurement of warrant liabilities	14,315	16,984	(2,669)	(15.7)%
Other expense, net	(5,573)	—	(5,573)	(100.0)%
Loss before income tax (benefit) provision and loss from equity method investment	(298,251)	(302,928)	4,677	1.5%
Income tax (benefit) provision	(81,226)	2,404	83,630	(3,478.8)%
Loss from equity method investment	78	194	116	59.8%
Net loss	$(217,103)	$(305,526)	$88,423	28.9%

Revenue. Revenue increased $168.6 million, or 56.6%, to $466.2 million in the three months ended June 30, 2022, from $297.6 million in the three months ended June 30, 2021. The increase was attributable to $184.5 million in incremental B2C segment revenue, partially offset by a decrease in B2B segment revenue of $16.0 million.

The $184.5 million increase in our B2C segment revenue was primarily attributable to our online gaming revenues which increased $175.9 million, or 68.1%, to $434.1 million in the three months ended June 30, 2022, from $258.2 million in the three months ended June 30, 2021. The remaining increase in our B2C segment revenue was attributable to “Other” revenue, which primarily includes media, Marketplace and retail Sportsbooks.

Online gaming revenue grew in the three months ended June 30, 2022 primarily due to MUPs increasing by 29.7% and ARPMUP also increasing by 29.7% as compared to the three months ended June 30, 2021. These key performance indicators increased primarily due to strong customer engagement, a continued mix shift into our iGaming and Sportsbook products and reduced promotional intensity compared to the same period in 2021.

Cost of Revenue. Cost of revenue increased $125.8 million, or 67.2%, to $312.8 million in the three months ended June 30, 2022, from $187.0 million in the three months ended June 30, 2021. Our B2C segment accounted for substantially all of this increase, reflecting growth in revenue from our expanded product and geographic footprint, including the launch of our Sportsbook product in Arizona, Connecticut, Louisiana, New York and Ontario, Canada and the launch of our iGaming product in Connecticut and Ontario, Canada since the three months ended June 30, 2021. The cost of revenue increase was primarily attributable to an increase in our variable expenses such as product taxes and payment processing fees, which increased by $65.8 million and $16.7 million, respectively, relative to the expenses incurred during the three months ended June 30, 2021. The remaining increase was primarily attributable to variable platform costs and revenue share arrangements resulting from additional customer activity.

B2C segment cost of revenue as a percentage of B2C revenue increased by 5.4 percentage points to 62.1% in the three months ended June 30, 2022, as compared to 56.7% in the three months ended June 30, 2021, reflecting our changed revenue mix from our more mature DFS product to our iGaming and Sportsbook products as well as higher promotional investment in the launches of our products in new states, principally the launch of our Sportsbook product in New York in January 2022. In addition, as a result of customer activity in these new states, we incurred variable expenses that are not based on net revenue, including payment processing fees, and revenue share arrangements. In general, our iGaming and Sportsbook products produce revenue at a higher cost per revenue dollar relative to our more mature DFS product.

Sales and Marketing. Sales and marketing expense increased $26.8 million, or 15.7%, to $197.5 million in the three months ended June 30, 2022, from $170.7 million in the three months ended June 30, 2021. Our B2C segment accounted for substantially all of this increase. Of the $26.8 million increase, $21.7 million resulted from activities to acquire and retain players in new states that we operate in, such as marketing costs including advertising and the development of marketing campaigns, as well as headcount and technology associated with analyzing, developing and deploying those campaigns. The remainder of the increase primarily resulted from an increase in various team and league sponsorships.

Product and Technology. Product and technology expense increased $14.6 million, or 23.3%, to $77.2 million in the three months ended June 30, 2022, from $62.6 million in the three months ended June 30, 2021, of which $1.3 million was attributable to our B2B segment. The remaining increase of $13.3 million primarily reflects additions to our product operations and engineering headcount in our B2C segment.

General and Administrative. General and administrative expense decreased $11.2 million, or 5.6%, to $187.6 million in the three months ended June 30, 2022, from $198.8 million in the three months ended June 30, 2021. Our B2C segment accounted for substantially all of this decrease, primarily driven by a decrease in stock-based compensation expense of $32.8 million, which was partially offset by an increase of $17.2 million in compensation costs due to an increase in headcount.

Gain on Remeasurement of Warrant Liabilities. We recorded a gain on remeasurement of warrant liabilities of $14.3 million in the three months ended June 30, 2022, compared to a gain of $17.0 million in the three months ended June 30, 2021 primarily due to changes in the underlying share price of our Class A common stock.
Other Expense. Other expense, net was $5.6 million in the three months ended June 30, 2022, as compared to no other expense, net in the three months ended June 30, 2021. This increase was primarily attributable to a change in the fair value of certain financial assets.
Income tax (benefit) provision. We recorded an income tax benefit of $81.2 million in the three months ended June 30, 2022, as compared to an income tax provision of $2.4 million in the three months ended June 30, 2021. This increase was primarily due to a discrete income tax benefit of $76.8 million recorded during the second quarter of 2022, which was attributable to non-recurring partial releases of the Company’s U.S. valuation allowance as a result of the preliminary purchase accounting for GNOG.
Net Loss. Net loss decreased by $88.4 million to $217.1 million in the three months ended June 30, 2022, as compared to a net loss of $305.5 million in the three months ended June 30, 2021, for the reasons discussed above.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

The following table sets forth a summary of our consolidated results of operations for the interim periods indicated, and the changes between periods. Due to the timing of the consummation of the GNOG Transaction, the below periods, to the extent applicable, exclude GNOG’s operations prior to the closing date of May 5, 2022.

	Six months ended June 30,
(amounts in thousands, except percentages)	2022	2021	$ Change	% Change
Revenue	$883,390	$609,881	$273,509	44.8%
Cost of revenue	626,146	370,231	(255,915)	(69.1)%
Sales and marketing	518,981	399,398	(119,583)	(29.9)%
Product and technology	158,554	118,794	(39,760)	(33.5)%
General and administrative	404,215	367,803	(36,412)	(9.9)%
Loss from operations	(824,506)	(646,345)	(178,161)	(27.6)%
Interest income, net	2,077	2,627	(550)	(20.9)%
Gain (loss) on remeasurement of warrant liabilities	26,996	(9,996)	36,992	370.1%
Other income, net	32,309	—	32,309	100.0%
Loss before income tax (benefit) provision and loss from equity method investment	(763,124)	(653,714)	(109,410)	(16.7)%
Income tax benefit	(80,757)	(2,191)	78,566	3,585.9%
Loss from equity method investment	2,429	347	(2,082)	(600.0)%
Net loss	$(684,796)	$(651,870)	$(32,926)	(5.1)%

Revenue. Revenue increased $273.5 million, or 44.8%, to $883.4 million in the six months ended June 30, 2022, from $609.9 million in the six months ended June 30, 2021. The increase was attributable to $307.4 million in incremental B2C segment revenue, partially offset by a decrease in B2B segment revenue of $33.9 million.

The $307.4 million increase in our B2C segment revenue was primarily attributable to our online gaming revenues which increased $289.9 million, or 54.6%, to $820.8 million in the six months ended June 30, 2022, from $530.9 million in the six months ended June 30, 2021. The remaining increase in our B2C segment revenue was attributable to “Other” revenue, which primarily includes media, Marketplace and retail Sportsbooks.

Online gaming revenue grew in the six months ended June 30, 2022 primarily due to MUPs increasing by 29.4% and ARPMUP increasing by 19.9% as compared to the six months ended June 30, 2021. These key performance indicators increased primarily due to strong customer engagement and a continued mix shift into our iGaming and Sportsbook products, which was partially offset by an increase in promotional intensity (primarily due to the launch of our Sportsbook product in New York), as well as atypically low hold rates in the three months ended March 31, 2022 (primarily attributable to NCAA basketball wagering).

Cost of Revenue. Cost of revenue increased $255.9 million, or 69.1%, to $626.1 million in the six months ended June 30, 2022, from $370.2 million in the six months ended June 30, 2021. Our B2C segment accounted for substantially all of this increase, reflecting growth in revenue from our expanded product and geographic footprint, including the launch of our Sportsbook product in Arizona, Connecticut, Louisiana, New York and Ontario, Canada and the launch of our iGaming product in Connecticut and in Ontario, Canada since the six months ended June 30, 2021. The cost of revenue increase was primarily attributable to an increase in our variable expenses such as product taxes and payment processing fees, which increased by $146.2 million and $38.2 million, respectively, relative to the expenses incurred during the six months ended June 30, 2021. The remaining increase was primarily attributable to variable platform costs and revenue share arrangements resulting from additional customer activity.

B2C segment cost of revenue as a percentage of B2C revenue increased by 10.5 percentage points to 65.8% in the six months ended June 30, 2022, as compared to 55.3% in the six months ended June 30, 2021, reflecting our changed revenue mix from our more mature DFS product to our iGaming and Sportsbook products as well as higher promotional investment in the launches of our products in new states, principally the launch of our Sportsbook product in New York. In addition, as a result of customer activity in these new states, we incurred variable expenses that are not based on net revenue, including payment processing fees, and revenue share arrangements. In general, our iGaming and Sportsbook products produce revenue at a higher cost per revenue dollar relative to our more mature DFS product.

Sales and Marketing. Sales and marketing expense increased $119.6 million, or 29.9%, to $519.0 million in the six months ended June 30, 2022, from $399.4 million in the six months ended June 30, 2021. Our B2C segment accounted for substantially all of this increase with $94.1 million of the increase resulting from activities to acquire and retain players in new states that we operate in, such as marketing costs including advertising and the development of marketing campaigns, as well as headcount and technology associated with analyzing, developing and deploying those campaigns. The remainder of the increase primarily resulted from an increase in various team and league sponsorships.

Product and Technology. Product and technology expense increased $39.8 million, or 33.5%, to $158.6 million in the six months ended June 30, 2022, from $118.8 million in the six months ended June 30, 2021, of which $6.6 million was attributable to our B2B segment. The remaining increase of $33.2 million primarily reflects additions to our product operations and engineering headcount in our B2C segment.

General and Administrative. General and administrative expense increased $36.4 million, or 9.9%, to $404.2 million in the six months ended June 30, 2022, from $367.8 million in the six months ended June 30, 2021. Our B2C segment accounted for substantially all of this increase, primarily driven by an increase of $29.7 million in compensation costs due to an increase in headcount, as well as an increase in software and facility fees, which were partially offset by a decrease in stock-based compensation expense of $10.2 million.

Gain (Loss) on Remeasurement of Warrant Liabilities. We recorded a gain on remeasurement of warrant liabilities of $27.0 million in the six months ended June 30, 2022, compared to a loss of $10.0 million in the six months ended June 30, 2021 primarily due to changes in the underlying share price of our Class A common stock.

Other Income. Other income, net was $32.3 million in the six months ended June 30, 2022, as compared to no other income, net in the six months ended June 30, 2021. This increase was primarily attributable to a change in the fair value of certain financial assets.

Income tax benefit. We recorded an income tax benefit of $80.8 million in the six months ended June 30, 2022, as compared to an income tax benefit of $2.2 million in the six months ended June 30, 2021. This increase was primarily due to a discrete income tax benefit of $76.8 million recorded during the second quarter of 2022, which was attributable to non-recurring partial releases of the Company’s U.S. valuation allowance as a result of the preliminary purchase accounting for GNOG.

Net Loss. Net loss increased by $32.9 million to $684.8 million in the six months ended June 30, 2022, as compared to a net loss of $651.9 million in the six months ended June 30, 2021, for the reasons discussed above.

Liquidity and Capital Resources
We had $1.5 billion in cash and cash equivalents as of June 30, 2022 (excluding player cash, which we segregate from our operating cash balances on behalf of our paid users for all jurisdictions and products). We believe our cash on hand is sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months. We will continue to evaluate our long-term operating performance and cash needs and believe we are well positioned to continue to fund the operations of the business long-term.
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
Leases. We have lease arrangements for certain corporate office facilities, data centers, and motor vehicles. As of June 30, 2022, the Company had lease obligations of $83.9 million, with $5.7 million payable within 12 months.
Other Purchase Obligations. We have certain non-cancelable contracts with vendors, licensors and others requiring us to make future cash payments. As of June 30, 2022, these purchase obligations were $1,913.5 million, with $267.7 million payable in the remainder of 2022.

Cash Flows
The table below summarizes our cash flows for the periods indicated. Due to the timing of the consummation of the GNOG Transaction, the below periods, to the extent applicable, exclude GNOG’s operations prior to the closing date of May 5, 2022.

	Six months ended June 30,
(amounts in thousands)	2022	2021
Net cash used in operating activities	$(529,303)	$(176,375)
Net cash used in investing activities	(147,468)	(100,579)
Net cash (used in) provided by financing activities	(12,531)	1,131,911
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	—	824
Net (decrease) increase in cash and cash equivalents and restricted cash	(689,302)	855,781
Cash and cash equivalents and restricted cash at beginning of period	2,629,842	2,104,976
Cash and cash equivalents and restricted cash at end of period	$1,940,540	$2,960,757
Operating Activities. Net cash used in operating activities in the six months ended June 30, 2022 was $529.3 million, compared to $176.4 million in the six months ended June 30, 2021, mainly reflecting a decrease in operating working capital of $199.0 million primarily due to an increase in cash used in accounts payable, accrued expenses, liabilities to users, prepaid expenses and other current assets. In addition, we incurred a $32.9 million higher net loss, for the reasons discussed above, net of non-cash cost items. Non-cash cost items decreased $121.0 million period-over-period, primarily driven by deferred income taxes, a gain on remeasurement of warrants liabilities and a gain on various financial assets.
Investing Activities. Net cash used in investing activities during the six months ended June 30, 2022 increased by $46.9 million to $147.5 million from $100.6 million during the same period in 2021, mainly reflecting an increase in cash paid for acquisitions during the six months ended June 30, 2022 when compared to the six months ended June 30, 2021.
Financing Activities. Net cash provided by (used in) financing activities during the six months ended June 30, 2022 decreased by $1,144.4 million to $(12.5) million from $1,131.9 million during the same period in 2021, mainly reflecting the completion of our issuance of Convertible Notes during the three months ended March 31, 2021.

Commitments and Contingencies
Refer to Note 13 of our unaudited condensed consolidated financial statements included elsewhere in this Report for a summary of our commitments as of June 30, 2022.
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
During the six months ended June 30, 2022, there were no changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on February 18, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in our exposure to market risk during the six months ended June 30, 2022. Refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2021 Annual Report.

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

The plaintiffs asserted 27 claims arising under both state and federal law against the DFS defendants. The plaintiffs’ claims against us generally fell into four categories: (1) our online daily fantasy sports contests constitute illegal gambling; (2) we promulgated false or misleading advertisements that emphasized the ease of play and likelihood of winning; (3) we induced consumers to lose money through a deceptive bonus program; and (4) we allowed our employees to participate in competitors’ fantasy sports contests using non-public information, which gave such employees an unfair advantage over other contestants. The plaintiffs sought money damages, equitable relief, and disgorgement of gains against us.

On November 16, 2016, the DFS defendants filed a motion to compel arbitration against all named plaintiffs except one plaintiff asserting claims against the DFS defendants as a concerned citizen of the State of Florida (the “Concerned Citizen Claims”). On November 27, 2019, the Court granted the DFS defendants’ motion to compel arbitration with respect to all named plaintiffs other than a small set of plaintiffs who are family members of individuals who have DraftKings or FanDuel accounts and who asserted claims under various state laws regarding gambling (the “Family Member Plaintiffs”). On March 9, 2020, the DFS defendants moved to dismiss the Family Member Plaintiffs’ claims and the Concerned Citizen Claims. On April 7, 2020, an opposition to the motion to dismiss the Concerned Citizen Claim was filed. On April 20, 2020, the Family Member Plaintiffs filed their opposition to the DFS defendants’ motion to dismiss, and on April 29, 2020, the Family Member Plaintiffs filed a motion for leave to amend the First Amended Master Class Action Complaint. On May 11, 2020, the DFS defendants filed their reply in support of their motion to dismiss the Family Member Plaintiffs’ claims and the Concerned Citizen Claims, and on May 13, 2020, the DFS defendants filed their opposition to the Family Member Plaintiffs’ motion for leave to amend the First Amended Master Class Action Complaint. On March 5, 2020, one named plaintiff with respect to whom the motion to compel was granted filed a renewed motion to remand his case to state court. On May 29, 2020, we filed an opposition to that motion.

On March 3, 2021, DraftKings and the plaintiffs (other than the Family Member Plaintiffs) filed in Court a joint motion for preliminary approval of a proposed settlement, which the Court granted on June 15, 2021. On October 6, 2021, the Court entered judgment and an order approving a settlement and dismissing the claims with prejudice brought by all plaintiffs except the Family Member Plaintiffs and the Concerned Citizen Claims. This settlement agreement became effective on November 5, 2021; as a result, the only remaining plaintiffs were the Family Member Plaintiffs and the plaintiff who asserted the Concerned Citizen Claims. On January 21, 2022, DraftKings and the Family Member Plaintiffs filed a joint motion for preliminary approval of a proposed settlement. On February 18, 2022, the Court entered an order preliminarily approving the proposed settlement and scheduled a fairness hearing for final approval of the settlement on June 8, 2022. On June 8, 2022, the court entered judgment and an order approving the settlement and dismissing all claims with prejudice other than the Concerned Citizens Claims. On June 23, 2022, with all claims other than the Concerned Citizen Claims resolved, the court dismissed the Concerned Citizen Claims from federal court for lack of Article III standing and remanded the Concerned Citizen Claims to state court in Florida. On July 8, 2022, the court officially closed the docket for In Re: Daily Fantasy Sports Litigation (Multi-District Litigation). The Company previously provided an accrual for this matter.

We intend to vigorously defend the Concerned Citizen Claims. If the plaintiff obtains a judgment in his favor in this matter, we may be subject to substantial damages and we may have to withdraw our DFS operation in Florida. We cannot predict with any degree of certainty the outcome of the Concerned Citizen Claims.

Despite the potential for significant damages, we do not believe, based on currently available information, that the outcome of the Concerned Citizen Claims will have a material adverse effect on our financial condition, although the outcome could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

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

On May 24, 2018, the Texas Attorney General answered the complaint filed in Travis County, Texas.

FanDuel filed a petition in intervention on August 24, 2018, seeking essentially the same relief as DraftKings seeks. The Court entered an updated scheduling order setting the case for a non-jury trial on April 20, 2021. The parties subsequently filed an agreed motion to extend the scheduling order seeking, among other things, to change the non-jury trial date to January 29, 2024.

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

On June 17, 2020, we filed petitions for inter partes review with the Patent Trial and Appeal Board (the “PTAB”) challenging the validity of each of the IG Patents. The PTAB instituted review for the ‘901 Patent, the ‘231 Patent, and the ‘967 Patent but denied institution for the ‘302 Patent. On February 5, 2021, we filed a request for rehearing regarding the decision on the ‘302 Patent, which was denied by the PTAB on March 2, 2021. On October 13, 2021, the PTAB heard oral argument on the ’901 Patent, the ’231 Patent, and the ’967 Patent. On January 4, 2022, the PTAB issued a final written decision finding all challenged claims of the ’901 Patent, the ’231 Patent, and the ’967 Patent unpatentable. On March 8, 2022, IG appealed the final written decisions for all three instituted inter partes reviews. On April 19, 2022, IG moved to voluntarily dismiss the appeal for the inter partes review related to the ’901 Patent, which was granted on April 20, 2022. On July 15, 2022, IG filed its opening briefs in the appeals of the inter partes reviews for the ’231 Patent and ’967 Patent. The District Court litigation remains stayed pending resolution of all appeals from the inter partes reviews.

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

On November 15, 2021, Winview filed a second amended complaint (the “SAC”), adding as defendants DK DE and Crown Gaming Inc., a Delaware corporation, which are wholly-owned subsidiaries of DraftKings. The SAC, among other allegations, repeats the allegations of the first amended complaint that the defendants infringe the ’243 Patent, the ’543 Patent, the ’730 Patent, and the ’988 Patent. On December 15, 2021, DraftKings filed its motion to dismiss the SAC, again arguing that Winview failed to state a claim for direct infringement of the ’543 Patent and the ’730 Patent, and for willful, induced, and contributory infringement for all four asserted patents. Winview filed its memorandum in opposition to the motion to dismiss on January 24, 2022, and DraftKings filed its reply brief to Winview’s opposition on January 31, 2022. On August 3, 2022, we filed a petition for inter partes review with the PTAB challenging the validity of the ‘243 Patent.

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

Shareholder Derivative Litigation

On October 21, 2021, the first of five substantially similar putative shareholder derivative actions was filed in Nevada by alleged shareholders of the Company. The actions purport to assert claims on behalf of the Company against certain current and former officers and/or members of the board of directors of the Company and DEAC. The two actions filed in the U.S. District Court for the District of Nevada have since been consolidated, and two of the actions filed in Nevada state District Court in Clark County likewise have been consolidated. A substantially identical fifth action was filed in Nevada state District Court in Clark County and has been dismissed voluntarily by the plaintiff. The same plaintiff filed a substantially identical action in Massachusetts Superior Court, which has also been dismissed voluntarily by the plaintiff. The Nevada actions purport to assert claims on behalf of the Company for, among other things, breach of fiduciary duty and corporate waste based primarily upon the allegations concerning SBTech that were contained in the Hindenburg Report. The federal court action in Nevada also contends that certain individuals are liable to the Company for any adverse judgment in the federal securities class actions described above under Sections 10(b) and 21D of the Exchange Act. The Nevada actions seek unspecified compensatory damages, changes to corporate governance and internal procedures, equitable and injunctive relief, restitution, costs and attorney's fees. All proceedings in both pending Nevada actions have been stayed by agreement of the parties pending resolution of the above-referenced motion to dismiss in In re DraftKings Securities Litigation.

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

DraftKings filed its motion to dismiss the Amended Complaint on February 22, 2022. On March 15, 2022, Plaintiffs filed their opposition to DraftKings’ motion to dismiss, and on March 29, 2022, DraftKings’ filed its reply thereto. On March 25, 2022, a scheduling order was entered in which, among other things, trial was scheduled for January 13, 2025. On July 18, 2022, Magistrate Judge Burke issued a report and recommendation (the “Report and Recommendation”) that the motion to dismiss be granted-in-part and denied-in-part. The Company and Colossus each filed their objections to the Report and Recommendation on August 1, 2022.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Letter Agreements

On August 4, 2022, the Company entered into letter agreements with each of Messrs. Jason Robins, the Company’s Chief Executive Officer; Matthew Kalish, the Company’s President, DraftKings North America; and Paul Liberman, the Company’s President, Global Technology and Product, pursuant to which each executive officer agreed to a voluntary reduction in their respective base salaries to $1 for fiscal year 2022 (the “Base Salary Reductions”). The Base Salary Reductions do not modify any other rights under each of Messrs. Robins, Kalish and Liberman’s employment agreements that are determined by reference to such executive officer’s base salary (other than to the extent otherwise described in such letter agreements), and such provisions will continue to be applied based on the base salary rate in effect without giving effect to any Base Salary Reductions. Furthermore, the Base Salary Reductions are not intended to reduce any Company employee benefit provided to Messrs. Robins, Kalish and Liberman that is determined by reference to base salary, except that life and disability insurance will not be provided to Messrs. Robins, Kalish and Liberman during the applicable Base Salary Reduction period.

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
Date: August 5, 2022
	By:	/s/ Jason K. Park
Name: Jason K. Park
Title: Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Erik Bradbury
Name: Erik Bradbury
Title: Chief Accounting Officer
(Principal Accounting Officer)