Form 10-Q
period 2022-09-30
DraftKings Inc.
filed 2022-11-04
CIK 1883685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2022, there were 448,848,235 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 393,013,951 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

DraftKings Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2022

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements.
DRAFTKINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	September 30, 2022
	(Unaudited)	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,382,651	$2,152,892
Cash reserved for users	581,355	476,950
Receivables reserved for users	89,454	51,949
Accounts receivable	40,991	45,864
Prepaid expenses and other current assets	98,627	25,675
Total current assets	2,193,078	2,753,330
Property and equipment, net	58,226	46,019
Intangible assets, net	788,647	535,017
Goodwill	894,019	615,655
Operating lease right-of-use assets	74,703	63,831
Equity method investments	8,746	9,825
Deposits and other non-current assets	174,634	45,377
Total assets	$4,192,053	$4,069,054

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$560,794	$387,737
Liabilities to users	670,784	528,874
Operating lease liabilities, current portion	5,645	12,814
Other current liabilities	47,951	—
Total current liabilities	1,285,174	929,425
Convertible notes, net of issuance costs	1,250,434	1,248,452
Non-current operating lease liabilities	76,080	57,341
Warrant liabilities	19,877	26,911
Long-term income tax liability	67,925	79,125
Other long-term liabilities	57,447	49,272
Total liabilities	$2,756,937	$2,390,526
Commitments and contingent liabilities (Note 13)

Stockholders' equity:
Class A common stock, $0.0001 par value; 900,000 shares authorized as of September 30, 2022 and December 31, 2021; 457,108 and 414,911 shares issued and 448,664 and 407,781 outstanding as of September 30, 2022 and December 31, 2021, respectively	$45	$41
Class B common stock, $0.0001 par value; 900,000 shares authorized as of September 30, 2022 and December 31, 2021; 393,014 shares issued and outstanding as of September 30, 2022 and December 31, 2021	39	39
Treasury stock, at cost; 8,444 and 7,130 shares as of September 30, 2022 and December 31, 2021, respectively	(328,626)	(306,614)
Additional paid-in capital	6,616,274	5,702,388
Accumulated deficit	(4,889,104)	(3,753,814)
Accumulated other comprehensive income	36,488	36,488
Total stockholders’ equity	1,435,116	1,678,528
Total liabilities and stockholders’ equity	$4,192,053	$4,069,054
See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except loss per share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue	$501,938	$212,819	$1,385,328	$822,700
Cost of revenue	372,692	170,749	998,838	540,980
Sales and marketing	321,714	303,658	840,695	703,056
Product and technology	76,299	65,222	234,853	184,016
General and administrative	186,261	219,706	590,476	587,509
Loss from operations	(455,028)	(546,516)	(1,279,534)	(1,192,861)
Other income (expense):
Interest income (expense), net	6,301	(1,556)	8,378	1,071
(Loss) gain on remeasurement of warrant liabilities	(6,797)	7,091	20,199	(2,905)
Other income, net	8,257	—	40,566	—
Loss before income tax provision (benefit) and loss from equity method investment	(447,267)	(540,981)	(1,210,391)	(1,194,695)
Income tax provision (benefit)	3,177	3,845	(77,580)	1,654
Loss from equity method investments	50	202	2,479	549
Net loss attributable to common stockholders	$(450,494)	$(545,028)	$(1,135,290)	$(1,196,898)

Loss per share attributable to common stockholders:
Basic and diluted	$(1.00)	$(1.35)	$(2.63)	$(2.98)
See accompanying notes to unaudited condensed consolidated financial statements.
Due to the timing of the consummation of the GNOG Transaction (as defined below), the above periods, to the extent applicable, exclude the operations of GNOG (as defined below) prior to the closing date of May 5, 2022.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Amounts in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net loss	$(450,494)	$(545,028)	$(1,135,290)	$(1,196,898)
Other comprehensive (loss) income:
Foreign currency translation adjustments arising during period, net of nil tax	—	(13,098)	—	(32,719)
Comprehensive loss	$(450,494)	$(558,126)	$(1,135,290)	$(1,229,617)
See accompanying notes to unaudited condensed consolidated financial statements.
Due to the timing of the consummation of the GNOG Transaction, the above periods, to the extent applicable, exclude the operations of GNOG prior to the closing date of May 5, 2022.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock Amount	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2021	407,781	$41	393,014	$39	$5,702,388	$(3,753,814)	$36,488	$(306,614)	$1,678,528
Exercise of stock options	913	—	—	—	1,770	—	—	—	1,770
Stock-based compensation expense	—	—	—	—	187,077	—	—	—	187,077
Purchase of treasury stock	(793)	—	—	—	—	—	—	(14,083)	(14,083)
Restricted stock unit vesting	9,327	1	—	—	—	—	—	—	1
Net loss	—	—	—	—	—	(467,693)	—	—	(467,693)
Balances at March 31, 2022	417,228	$42	393,014	$39	$5,891,235	$(4,221,507)	$36,488	$(320,697)	$1,385,600
Exercise of stock options	902	—	—	—	3,131	—	—	—	3,131
Stock-based compensation expense	—	—	—	—	135,521	—	—	—	135,521
Equity consideration issued for acquisitions	29,252	3	—	—	460,125	—	—	—	460,128
Purchase of treasury stock	(254)	—	—	—	—	—	—	(3,393)	(3,393)
Restricted stock unit vesting	894	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(217,103)	—	—	(217,103)
Balances at June 30, 2022	448,022	$45	393,014	$39	$6,490,012	$(4,438,610)	$36,488	$(324,090)	$1,763,884
Exercise of stock options	69	—	—	—	224	—	—	—	224
Stock-based compensation expense	—	—	—	—	126,038	—	—	—	126,038
Purchase of treasury stock	(267)	—	—	—	—	—	—	(4,536)	(4,536)
Restricted stock unit vesting	840	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(450,494)	—	—	(450,494)
Balances at September 30, 2022	448,664	$45	393,014	$39	$6,616,274	$(4,889,104)	$36,488	$(328,626)	$1,435,116

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock Amount	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2020	396,303	$40	393,014	$39	$5,067,135	$(2,230,619)	$83,534	$(288,784)	$2,631,345
Exercise of stock options	2,857	—	—	—	7,638	—	—		7,638
Stock-based compensation expense	—	—	—	—	151,843	—	—	—	151,843
Purchase of capped call options	—	—	—	—	(123,970)	—	—	—	(123,970)
Equity consideration issued for acquisitions	464	—	—	—	29,399	—	—	—	29,399
Shares issued for exercise of warrants	138	—	—	—	1,761	—	—	—	1,761
Purchase of treasury stock	(48)	—	—	—	—	—	—	(3,124)	(3,124)
Restricted stock unit vesting	178	—	—	—	—	—	—	—	—
Foreign currency translation, net of nil tax	—	—	—	—	—	—	(27,318)	—	(27,318)
Net loss	—	—	—	—	—	(346,344)	—	—	(346,344)
Balances at March 31, 2021	399,892	$40	393,014	$39	$5,133,806	$(2,576,963)	$56,216	$(291,908)	$2,321,230
Exercise of stock options	1,878	—	—	—	10,816	—	—	—	10,816
Stock-based compensation expense	—	—	—	—	171,739	—	—	—	171,739
Equity consideration issued for acquisitions	56	—	—	—	3,750	—	—	—	3,750
Shares issued for exercise of warrants	43	—	—	—	2,419	—	—	—	2,419
Purchase of treasury stock	(115)	—	—	—	—	—	—	(6,773)	(6,773)
Restricted stock unit vesting	739	—	—	—	—	—	—	—	—
Foreign currency translation, net of nil tax	—	—	—	—	—	—	7,697	—	7,697
Net loss	—	—	—	—	—	(305,526)	—	—	(305,526)
Balances at June 30, 2021	402,493	$40	393,014	$39	$5,322,530	$(2,882,489)	$63,913	$(298,681)	$2,205,352
Shares issued for exercise of warrants	28	—	—	—	1,050	—	—	—	1,050
Exercise of stock options	2,607	—	—	—	6,664	—	—	—	6,664
Stock-based compensation	—	—	—	—	175,664	—	—	—	175,664
Purchase of treasury stock	(80)	—	—	—	—	—	—	(4,437)	(4,437)
Restricted stock unit vesting	297	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	(13,098)	—	(13,098)
Net loss	—	—	—	—	—	(545,028)	—	—	(545,028)
Balances at September 30, 2021	405,345	$40	393,014	$39	$5,505,908	$(3,427,517)	$50,815	(303,118)	$1,826,167
See accompanying notes to unaudited condensed consolidated financial statements.
Due to the timing of the consummation of the GNOG Transaction, the above periods, to the extent applicable, exclude the operations of GNOG prior to the closing date of May 5, 2022.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Nine months ended September 30,
	2022	2021
Operating Activities:
Net loss	$(1,135,290)	$(1,196,898)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	120,629	88,600
Non-cash interest expense, net	985	1,442
Stock-based compensation expense	448,636	499,246
Loss from equity method investments	2,479	549
(Gain) loss on remeasurement of warrant liabilities	(20,199)	2,905
Gain on equity securities and other financial assets, net	(32,483)	—
Deferred income taxes	(78,051)	(11,737)
Other expenses, net	(5,109)	—
Change in operating assets and liabilities, net of effect of business combinations:
Receivables reserved for users	(34,691)	131
Accounts receivable	13,834	(421)
Prepaid expenses and other current assets	(20,669)	(19,093)
Deposits and other non-current assets	(1,989)	(4,760)
Operating leases, net	698	(1,212)
Accounts payable and accrued expenses	129,233	194,735
Other long-term liabilities	9,476	(856)
Long-term income tax liability	(11,200)	7,789
Liabilities to users	136,650	192,319
Net cash flows used in operating activities	(477,061)	(247,261)
Investing Activities:
Purchases of property and equipment	(19,903)	(11,171)
Cash paid for internally developed software costs	(46,513)	(31,242)
Acquisition of gaming licenses	(3,919)	(7,563)
Cash paid for acquisitions, net of cash acquired	(96,507)	(64,969)
Other investing activities	(5,090)	(3,750)
Net cash flows used in investing activities	(171,932)	(118,695)
Financing Activities:
Proceeds from issuance of convertible notes, net	—	1,247,116
Purchase of capped call options	—	(123,970)
Proceeds from shares issued for warrants	44	199
Purchase of treasury stock	(22,012)	(14,334)
Proceeds from exercise of stock options	5,125	25,118
Net cash flows (used in) provided by financing activities	(16,843)	1,134,129
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	—	1,884
Net (decrease) increase in cash and cash equivalents and restricted cash	(665,836)	770,057
Cash and cash equivalents and restricted cash at the beginning of period	2,629,842	2,104,976
Cash and cash equivalents and restricted cash, end of period	$1,964,006	$2,875,033

Disclosure of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,382,651	$2,394,865
Cash reserved for users	581,355	480,168
Total cash, cash equivalents and restricted cash, end of period	$1,964,006	$2,875,033

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Nine months ended September 30,
	2022	2021
Supplemental Disclosure of Noncash Investing and Financing Activities:
Equity consideration issued for acquisitions	$460,128	$33,149
Acquisition of property and equipment, internally developed software and other investments included in accounts payable and accrued expenses	12,835	2,338
Convertible notes financing costs included in accounts payable and accrued expenses	—	773
Acquisition of gaming licenses included in accounts payable and accrued expenses	—	(4,976)
Increase of other current assets from transfer agent related to warrants	—	525
Supplemental Disclosure of Cash Activities:
Increase in cash reserved for users	104,405	192,450
Cash paid for interest	—	—

See accompanying notes to unaudited condensed consolidated financial statements.
Due to the timing of the consummation of the GNOG Transaction, the above periods, to the extent applicable, exclude the operations of GNOG prior to the closing date of May 5, 2022.

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
As further discussed in Note 3 hereof entitled “Acquisition of Golden Nugget Online Gaming, Inc.,” on May 5, 2022 (the “GNOG Closing Date”), DraftKings Inc. (formerly New Duke Holdco, Inc.) consummated the acquisition of Golden Nugget Online Gaming, Inc., a Delaware corporation (together with its subsidiaries unless the context requires otherwise, “GNOG”), pursuant to a definitive agreement and plan of merger, dated August 9, 2021 (the “Merger Agreement”), in an all-stock transaction (the “GNOG Transaction”). In connection with the GNOG Transaction, DraftKings Inc. undertook a holding company reorganization whereby DraftKings Inc. became the going-forward public company and the direct parent company of both DraftKings Holdings Inc. (formerly DraftKings Inc.), a Nevada corporation (“Old DraftKings”), and GNOG. DraftKings Inc. is the registrant filing this Quarterly Report on Form 10-Q as the successor registrant for Old DraftKings. Unless otherwise indicated or the context otherwise requires, the terms “DraftKings”, the “Company”, “we”, “us” and “our” refer to DraftKings Inc. (or, in respect of periods prior to the GNOG Closing Date, Old DraftKings), together with its consolidated subsidiaries.

In May 2018, the Supreme Court (the “Court”) struck down on constitutional grounds the Professional and Amateur Sports Protection Act of 1992 (“PASPA”), a law that prohibited most states from authorizing and regulating sports betting. Since the Court’s decision, many states have legalized sports betting. As of September 30, 2022, 32 U.S. states, the District of Columbia and Puerto Rico have legalized some form of sports betting. Of those 34 legal jurisdictions in the United States, 27 have legalized online sports betting. Of those 27 jurisdictions, 22 are live, and DraftKings operates in 18 of them. The jurisdictions in the United States with statutes legalizing iGaming are Connecticut, Delaware, Michigan, New Jersey, Pennsylvania and West Virginia.

As of September 30, 2022, the Company operates online Sportsbooks in Arizona, Colorado, Connecticut, Illinois, Indiana, Iowa, Kansas, Louisiana, Michigan, New Hampshire, New Jersey, New York, Oregon, Pennsylvania, Tennessee, Virginia, West Virginia, Wyoming, as well as Ontario, Canada and has retail Sportsbooks in Colorado, Connecticut, Illinois, Iowa, Kansas, Louisiana, Michigan, Mississippi, New Hampshire, New Jersey, New York and Washington. As of September 30, 2022, the Company offers iGaming products in Connecticut, Michigan, New Jersey, Pennsylvania and West Virginia, as well as Ontario, Canada. The Company also has arrangements in place with land-based casinos to expand operations into additional states upon the passing of relevant legislation, the issuance of related regulations and the receipt of required licenses.

Beginning in 2020 and continuing into 2022, the novel coronavirus (“COVID-19”) pandemic adversely impacted global commercial activity, disrupted supply chains and contributed to significant volatility in financial markets. The primary impacts of the COVID-19 pandemic on the Company were the suspension, cancellation, rescheduling and shortening of sports seasons and sporting events, particularly between March 2020 and July 2020, when many sports seasons and sporting events, including the MLB regular season, domestic soccer leagues and European Cup competitions, the NBA regular season and playoffs, the NCAA college basketball tournament, the Masters golf tournament, and the NHL regular season and playoffs, were suspended or cancelled. The suspension of sports seasons and sporting events reduced customers’ use of, and spending on, the Company’s Sportsbook and DFS products.

Beginning in July 2020, major professional sports leagues gradually resumed regular activities with shortened seasons in many instances. In the nine months ended September 30, 2022, sports seasons continued and sporting events were held as planned, including the NFL regular season, the NFL Playoffs and Superbowl LVI, the NBA regular season and playoffs, the NHL regular season and playoffs, the NASCAR Cup Series, various NCAA football bowl games, the NCAA college basketball regular season and tournament, the MLB regular season and several golf tournaments. The continued return of major sports and sporting events generated significant user interest and activity in the Company's Sportsbook and DFS products. However, the possibility remains that sports seasons and sporting events may be suspended, cancelled, rescheduled or shortened due to COVID-19 outbreaks.

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

A significant or prolonged decrease in consumer spending on entertainment or leisure activities would also likely have an adverse effect on demand for the Company’s products, reducing cash flows and revenues, and thereby materially harming the Company’s business, financial condition and results of operations. In addition, a materially disruptive resurgence of COVID-19 cases or the emergence of additional variants or strains of COVID-19 could cause other widespread or more severe impacts depending on where infection rates are highest. As steps taken to mitigate the spread of COVID-19 necessitated a shift away from a traditional office environment for many employees, the Company implemented business continuity programs to ensure that employees were safe and that the business continued to function with minimal disruptions to normal work operations while employees worked remotely. Since the second quarter of 2022, our primary offices, including our corporate headquarters in Boston, Massachusetts, have been re-opened with many of our employees returning to work onsite in various capacities. We will continue to monitor developments relating to disruptions and uncertainties caused by COVID-19.

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
The accompanying unaudited condensed consolidated financial statements include the accounts and operations of the Company, except that, due to the timing of the consummation of the GNOG Transaction, the accompanying unaudited condensed consolidated financial statements exclude the operations of GNOG prior to the GNOG Closing Date of May 5, 2022. All intercompany balances and transactions have been eliminated.
Foreign Currency

Effective as of January 1, 2022, the Company’s significant non-U.S. subsidiaries’ functional currency changed from the Euro to the U.S. dollar. Accordingly, the Company did not have to translate the financial statements of its significant non-U.S. subsidiaries for the period ended September 30, 2022.
Digital Assets and Liabilities

On March 31, 2022, the SEC issued Staff Accounting Bulletin No. 121 (“SAB 121”). SAB 121 sets out interpretive guidance from the staff of the SEC regarding the accounting for obligations to safeguard digital assets that an entity holds for its users, which is effective from the first interim period commencing after June 15, 2022, with retroactive application as of the beginning of the fiscal year to which the interim or annual period relates. In accordance with SAB 121, the Company recognized a liability for the obligation to safeguard its users’ assets and recognized an associated asset for non-fungible tokens (“NFTs”) held for its users. Both the liability and the associated asset are measured at the fair value of the NFTs being safeguarded. Refer to Note 6 hereof for disclosures required in accordance with Accounting Standards Codification 820, Fair Value Measurement.

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
3.Business Combination
Acquisition of Golden Nugget Online Gaming, Inc.

On May 5, 2022, DraftKings consummated the GNOG Transaction, and, under the terms of the Merger Agreement and subject to certain exclusions contained therein, GNOG stockholders received a fixed ratio of 0.365 shares of DraftKings Inc.’s Class A common stock for each share of GNOG that they held on the GNOG Closing Date. DraftKings Inc. issued approximately 29.3 million shares of its Class A common stock in connection with the consummation of the GNOG Transaction.

Operating results for GNOG on and after the GNOG Closing Date are included in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2022. Because the Company is integrating GNOG’s operations into its consolidated operating activities, the amount of revenue and earnings attributable to the GNOG business from the GNOG Closing Date through September 30, 2022, which is included within revenue and net loss attributable to common stockholders in the Company’s unaudited condensed consolidated statements of operations, is impracticable to determine.

Preliminary Purchase Price Accounting for the GNOG Transaction

On the GNOG Closing Date, the Company acquired 100% of the equity interests of GNOG pursuant to the Merger Agreement. The following is a summary of the consideration issued on the GNOG Closing Date:

Share consideration (1)	$460,128
Other consideration (2)	143,337
Total consideration	$603,465

(1)Includes the issuance of approximately 29.3 million shares of DraftKings Inc.’s Class A common stock issued at a price of $15.73.
(2)Includes (i) payments made by the Company on behalf of GNOG, including repayment of the outstanding portion of GNOG’s term loan (including the associated prepayment premium) and payment of certain of GNOG’s transaction expenses incurred in connection with the GNOG Transaction and (ii) warrants that were exercisable for shares of GNOG Class A common stock prior to the GNOG Closing Date, which were assumed by DraftKings in connection with the GNOG Transaction and became eligible to be converted into approximately 2.1 million shares of DraftKings Inc.’s Class A common stock in the aggregate. These payments were partially offset by commercial credits received by the Company from Fertitta Entertainment, Inc. (“FEI”), which can be applied by the Company from time to time to offset future amounts otherwise owed by it to FEI or its affiliates under commercial arrangements among such parties, subject to certain limited exceptions, which partially offsets the other consideration issued in connection with the GNOG Transaction.

The purchase price allocation for the GNOG Transaction set forth herein is preliminary and subject to change within the measurement period, which will not extend beyond one year from the GNOG Closing Date. Measurement period adjustments will be recognized in the reporting period in which the adjustment amounts are determined and may include adjustments pertaining to intangible assets acquired, tax liabilities assumed, including the calculation of deferred tax assets and liabilities, and contingent consideration (if any). Any such adjustments may be material.

The following table summarizes the consideration issued or paid in connection with the GNOG Transaction and the preliminary fair value of the assets acquired and liabilities assumed in connection with the consummation of the GNOG Transaction on the GNOG Closing Date. The values set forth below are preliminary, pending finalization of valuation analyses:

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

Goodwill represents the excess of the gross consideration transferred over the difference between the fair value of the underlying net assets acquired and the underlying liabilities assumed. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of benefits from securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a market participant, as well as acquiring a talented workforce and cost savings opportunities. Goodwill associated with the GNOG Transaction is assigned as of the GNOG Closing Date to the Company’s B2C reporting unit. Goodwill recognized is partially deductible for tax purposes.

Intangible Assets

	Fair Value	Weighted- Average Useful Life
Gaming licenses	$137,000	12.2 years
Customer relationships	170,000	5.9 years
Total	$307,000

Loan Receivable

The Company acquired a long-term receivable in the amount of $30.5 million in connection with the GNOG Transaction, which originally resulted from a $30.0 million mezzanine loan (the “Danville GN Casino Loan”) by GNOG to certain parties before the GNOG Closing Date to develop and construct a “Golden Nugget”-branded casino in Danville, Illinois, pending regulatory approvals, that would enable GNOG to obtain market access to the State of Illinois. There has been no significant deterioration of credit quality since the origination date of the Danville GN Casino Loan. The receivable related to the Danville GN Casino Loan is classified within deposits and other non-current assets on the Company’s condensed consolidated balance sheet.

Transaction Costs

For the three and nine months ended September 30, 2022, the Company incurred $0.6 million and $14.9 million, respectively, in advisory, legal, accounting and management fees in connection with the GNOG Transaction which are included in general and administrative expenses on the Company’s condensed consolidated statements of operations.

Unaudited Pro-Forma Information

The financial information in the table below summarizes the combined results of operations of Old DraftKings and GNOG, on an actual and a pro forma basis, as applicable, as though the companies had been combined as of the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the GNOG Transaction had been consummated as of the beginning of the periods presented or of results that may occur in the future.

	Three months ended September 30,		Nine months ended September 30,
	2022 Actual	2021 Pro Forma	2022 Pro Forma	2021 Pro Forma
Revenue	$501,938	$246,620	$1,429,463	$911,291
Net loss	(450,494)	(558,607)	(1,137,037)	(1,293,863)

The foregoing pro forma results are based on estimates and assumptions, which the Company believes are reasonable. The pro forma results include adjustments primarily related to purchase accounting adjustments. Acquisition costs and other non-recurring charges incurred are included in the earliest period presented.

4.Intangible Assets and Goodwill
Intangible Assets
The Company has the following intangible assets, net as of September 30, 2022:

	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Developed technology	5.6 years	$422,900	$(126,938)	$295,962
Internally developed software	2.6 years	158,746	(69,114)	89,632
Gaming licenses	10.9 years	195,361	(24,584)	170,777
Trademarks, tradenames and other	3.9 years	34,367	(11,490)	22,877
Customer relationships	4.8 years	269,728	(62,455)	207,273
		1,081,102	(294,581)	786,521
Indefinite-lived intangible assets:
Digital assets, net of impairment	Indefinite-lived	2,126	—	2,126
Intangible assets, net		$1,083,228	$(294,581)	$788,647

The Company had the following intangible assets, net as of December 31, 2021:

	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Developed technology	6.4 years	$422,900	$(87,089)	$335,811
Internally developed software	2.6 years	117,953	(52,607)	65,346
Gaming licenses	7.3 years	54,442	(13,466)	40,976
Trademarks and tradenames	4.5 years	30,639	(5,952)	24,687
Customer relationships	3.3 years	99,728	(33,526)	66,202
		725,662	(192,640)	533,022
Indefinite-lived intangible assets:
Digital assets	Indefinite-lived	1,995	—	1,995
Intangible assets, net		$727,657	$(192,640)	$535,017

Amortization expense was $40.6 million and $26.7 million for the three months ended September 30, 2022 and 2021, respectively, and $106.8 million and $78.6 million for the nine months ended September 30, 2022 and 2021, respectively.
Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2022 by reporting unit are:

	B2C	B2B	Media	Total
Balance as of December 31, 2021	$360,756	$207,684	$47,215	$615,655
Goodwill resulting from the GNOG Transaction	278,364	—	—	278,364
Balance as of September 30, 2022	$639,120	$207,684	$47,215	$894,019

5.Current and Long-term Liabilities
Revolving Line of Credit
In October 2016, DK Crown Holdings Inc. (formerly DraftKings Inc.), a Delaware corporation (“DK DE”) entered into an amended and restated loan and security agreement with Pacific Western Bank (as amended from time to time, the “Credit Agreement”). The Credit Agreement provides a revolving line of credit of up to $60.0 million. The Credit Agreement has a maturity date of November 26, 2022.
Borrowings under the Credit Agreement bear interest at a variable annual rate equal to the greater of (i) 1.00% above the prime rate then in effect and (ii) 6.50%, and the Credit Agreement requires monthly, interest-only payments. In addition, the Company is required to pay quarterly in arrears a fee equal to 0.25% per annum of the unused portion of the revolving line of credit. As of September 30, 2022 and December 31, 2021, the Credit Agreement provided a revolving line of credit of up to $60.0 million. There was no principal outstanding as of September 30, 2022 or December 31, 2021. Net borrowing capacity available from the Credit Agreement as of September 30, 2022 and December 31, 2021 totaled $56.0 million and $55.8 million, respectively, which, in each case, excludes the letters of credit outlined in Note 13. The Company is also subject to certain affirmative and negative covenants until maturity. In connection with the issuance of the Convertible Notes (as defined below) and the entry into the Capped Call Transactions (as defined below), the Company obtained a waiver from Pacific Western Bank for any breach of the Credit Agreement that would have otherwise resulted from entering into these financing transactions. The Company also obtained a waiver from Pacific Western Bank for any breach of the Credit Agreement that would have otherwise resulted from exceeding a capital expenditure limitation for 2021 and the amendments to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2021 and June 30, 2021, in each case, for the material weakness previously identified in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, as filed with the SEC on November 5, 2021. In connection with the GNOG Transaction, the Company obtained a waiver from Pacific Western Bank for any breach of the Credit Agreement that would have otherwise resulted from entering into the transactions contemplated thereby, as well as to permit certain transfers of cash from the borrowers thereunder to GNOG and its subsidiaries from time to time.
Convertible Notes and Capped Call
In March 2021, Old DraftKings issued zero-coupon convertible senior notes in an aggregate principal amount of $1,265.0 million, which includes proceeds from the full exercise of the over-allotment option (collectively, the “Convertible Notes”). The Convertible Notes will mature on March 15, 2028 (the “Notes Maturity Date”), subject to earlier conversion, redemption or repurchase. In connection with the issuance of the Convertible Notes, Old DraftKings incurred $17.0 million of lender fees and $1.7 million of debt financing costs. The Convertible Notes represent senior unsecured obligations of Old DraftKings, which are being amortized through the Notes Maturity Date. On May 5, 2022, in connection with the consummation of the GNOG Transaction, (i) DraftKings Inc. agreed to fully and unconditionally guarantee all of Old DraftKings’ obligations under the Convertible Notes and the indenture governing the Convertible Notes and (ii) each Convertible Note which was outstanding as of the consummation of the GNOG Transaction and previously convertible into shares of Old DraftKings Class A common stock became convertible into shares of DraftKings Inc. Class A common stock.
The Convertible Notes are convertible at an initial conversion rate of 10.543 shares of DraftKings Inc.’s Class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $94.85 per share of DraftKings Inc.’s Class A common stock. The conversion rate is subject to adjustment upon the occurrence of certain specified events and includes a make-whole adjustment upon early conversion in connection with a make-whole fundamental change (as defined in the indenture governing the Convertible Notes).
Prior to September 15, 2027, the Convertible Notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the Notes Maturity Date. Old DraftKings will satisfy any conversion election by paying or delivering, as the case may be, cash, shares of DraftKings Inc.’s Class A common stock or a combination of cash and shares of DraftKings Inc.’s Class A common stock. During the nine months ended September 30, 2022, the conditions allowing holders of the Convertible Notes to convert their Convertible Notes were triggered by the holding company reorganization in connection with the GNOG Transaction, whereby DraftKings Inc. became the going-forward public company and replaced Old DraftKings as the issuer of the Class A common stock issuable upon conversion of the Convertible Notes; such conversion window expired on June 27, 2022, and no holders of the Convertible Notes exercised their conversion rights.

In connection with the pricing of the Convertible Notes and the exercise of the over-allotment option to purchase additional notes, Old DraftKings entered into a privately negotiated capped call transaction (“Capped Call Transactions”). The Capped Call Transactions have a strike price of $94.85 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Convertible Notes. The Capped Call Transactions have an initial cap price of $135.50 per share, subject to certain adjustments. The Capped Call Transactions are expected generally to reduce potential dilution to DraftKings Inc.’s Class A common stock upon any conversion of Convertible Notes. As the transaction qualifies for equity classification, the net cost of $124.0 million incurred in connection with the Capped Call Transactions was recorded as a reduction to additional paid-in capital on the Company’s consolidated balance sheet.
Although recorded at amortized cost on the Company’s consolidated balance sheet, the estimated fair value of the Convertible Notes was $830.5 million and $953.8 million as of September 30, 2022 and December 31, 2021, respectively, which was calculated using level 2 inputs, including the estimated or actual bids and offers of the Convertible Notes in an over-the-counter market on the last business day of the period.
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
As of September 30, 2022 and December 31, 2021, the Company’s estimated contingent liability for indirect taxes was $56.0 million and $47.5 million, respectively. The estimated contingent liability for indirect taxes is recorded within other long-term liabilities on the consolidated balance sheets and general and administrative expenses on the Company’s condensed consolidated statements of operations.
Warrant Liabilities
As part of the initial public offering of Diamond Eagle Acquisition Corp. (“DEAC”) on May 14, 2019 (the “IPO”), DEAC issued 13.3 million warrants each of which entitles the holder to purchase one share of DraftKings Inc.’s Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, DEAC completed the private sale of 6.3 million warrants to DEAC’s sponsor (the “Private Warrants”). As of September 30, 2022, there were no Public Warrants outstanding and 1.6 million Private Warrants outstanding. On May 5, 2022, in connection with the consummation of the GNOG Transaction, Old DraftKings entered into an assignment and assumption agreement (the “Old DraftKings Warrant Assignment Agreement”) with DraftKings Inc., Computershare Trust Company, N.A. and Computershare Inc. (together, “Computershare”), pursuant to which Old DraftKings assigned to DraftKings Inc. all of its rights, interests and obligations under the warrant agreement, dated as of May 10, 2019 (the “Old DraftKings Warrant Agreement”), by and between DEAC and Continental Stock Transfer & Trust Company, as warrant agent, as assumed by Old DraftKings and assigned to Computershare by that certain assignment and assumption agreement, dated as of April 23, 2020, governing Old DraftKings’ outstanding Private Warrants, on the terms and conditions set forth in the Old DraftKings Warrant Assignment Agreement. In connection with the consummation of the GNOG Transaction and pursuant to the Old DraftKings Warrant Assignment Agreement, each of the outstanding Private Warrants became exercisable for one share of DraftKings Inc. Class A common stock on the existing terms and conditions, except as otherwise described in the Old DraftKings Warrant Assignment Agreement.

In addition, on May 5, 2022, in connection with the consummation of the GNOG Transaction, the Company assumed an additional 5.9 million warrants, each of which entitled the holder to purchase one share of GNOG’s Class A common stock at an exercise price of $11.50 per share (the “GNOG Private Warrants”). Effective as of the consummation of the GNOG Transaction, each of the outstanding GNOG Private Warrants became exercisable for 0.365 of a share of DraftKings Inc.’s Class A common stock, or approximately 2.1 million shares of DraftKings Inc.’s Class A common stock in the aggregate, on the existing terms and conditions of such GNOG Private Warrants, except as otherwise described in the assignment and assumption agreement relating to the GNOG Private Warrants entered into on the GNOG Closing Date. As of September 30, 2022, there were 5.9 million GNOG Private Warrants outstanding, which corresponds to an assumed warrant liability of $13.2 million as of the GNOG Closing Date less a loss on remeasurement of $3.7 million for the three months ended September 30, 2022 and a gain on remeasurement of $1.1 million from the GNOG Closing Date through September 30, 2022.

As of September 30, 2022, the fair value of the Company's warrant liability was $19.9 million. Due to fair value changes throughout the three and nine months ended September 30, 2022, the Company recorded a loss on remeasurement of warrant liabilities of $6.8 million and a gain on remeasurement of warrant liabilities $20.2 million, respectively. Due to fair value changes throughout the three and nine months ended September 30, 2021, the Company recorded a gain on remeasurement of warrants liabilities of $7.1 million and a loss on remeasurement of warrant liabilities of $2.9 million, respectively. During the nine months ended September 30, 2022, a de minimis number of Private Warrants and GNOG Private Warrants were exercised. During the nine months ended September 30, 2021, 0.2 million Private Warrants were exercised resulting in a reclassification to additional paid-in-capital in the amount of $5.2 million, reflecting the reclassification of the warrant liabilities of $4.5 million and proceeds upon exercise of $0.7 million.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value as of September 30, 2022 and December 31, 2021 based on the three-tier fair value hierarchy:

	September 30, 2022
	Level 1		Level 2		Level 3		Total
Assets
Cash equivalents:
Money market funds	$201,560	(1)	$—		$—		$201,560
Other current assets:
Digital assets held for users	—		47,951	(2)	—		47,951
Other non-current assets:
Derivative instruments	—		—		46,833	(5)	46,833
Equity securities	19,150	(3)	13,533	(4)	—		32,683
Total	$220,710		$61,484		$46,833		$329,027

Liabilities
Other current liabilities:
Digital assets held for users	$—		$47,951	(2)	$—		$47,951
Warrant liabilities	—		19,877	(6)	—		19,877
Total	$—		$67,828		$—		$67,828

	December 31, 2021
	Level 1		Level 2		Level 3		Total
Assets
Cash equivalents:
Money market funds	$550,169	(1)	$—		$—		$550,169
Other non-current assets:
Derivative instruments	—		—		3,850	(5)	3,850
Equity securities	27,200	(3)	—		—		27,200
Total	$577,369		$—		$3,850		$581,219

Liabilities
Warrant liabilities	$—		$26,911	(6)	$—		$26,911
Total	$—		$26,911		$—		$26,911

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
(5)Represents the Company’s derivative instruments held in other public and privately held entities. The Company measures these derivative instruments to fair value using option pricing models and, accordingly, classifies these assets as Level 3. During the nine months ended September 30, 2022, the Company did not purchase or issue a significant amount of new derivative instruments. The table below includes a range and an average weighted by relative fair value of the significant unobservable inputs used to measure these Level 3 derivative instruments to fair value. A change in these significant unobservable inputs might result in a significantly higher or lower fair value measurement at the reporting date.

	September 30, 2022	December 31, 2021
Significant Unobservable Input	Range (Weighted Average)
Underlying stock price	$7.66 - $39.22 ($34.26)	$10.88
Volatility	65.0% - 75.0% (72.8%)	60.0%
Risk-free rate	1.3% - 3.8% (1.7%)	0.3%
(6)The Company measures its Private Warrants and the GNOG Private Warrants to fair value using a binomial lattice model or a Black-Scholes model, where appropriate, with the significant assumptions being observable inputs and, accordingly, classifies these liabilities as Level 2.

During the three months ended September 30, 2022, the Company recorded $0.5 million and $0.2 million of unrealized gains for its Level 1 and Level 3 financial assets, respectively. During the nine months ended September 30, 2022, the Company recorded $8.0 million of unrealized losses and $40.5 million of unrealized gains for its Level 1 and Level 3 financial assets, respectively. Those unrealized gains and losses are included within other income, net in the Company’s condensed consolidated statements of operations. During the three and nine months ended September 30, 2021, no such gains or losses were recorded.

7.Revenue Recognition
Deferred Revenue

The Company includes deferred revenue within accounts payable and accrued expenses and liabilities to users in its condensed consolidated balance sheets. The deferred revenue balances were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Deferred revenue, beginning of the period	$84,674	$51,791	$91,554	$30,267
Deferred revenue, end of the period	165,185	84,951	165,185	84,951
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	34,621	23,946	70,042	27,569

Deferred revenue primarily represents contract liabilities related to the Company’s obligation to transfer future value in relation to in period transactions in which the Company has received consideration. Such obligations are recognized as liabilities when awarded to users and are recognized as revenue when those liabilities are later resolved.

Revenue Disaggregation

Disaggregation of revenue for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Online gaming	$468,455	$176,257	$1,289,257	$707,146
Gaming software	9,093	23,725	34,057	82,587
Other	24,390	12,837	62,014	32,967
Total Revenue	$501,938	$212,819	$1,385,328	$822,700

Online gaming includes Sportsbook, iGaming and DFS, which have certain similar attributes and patterns of recognition. Other revenue primarily includes media, marketplace and retail Sportsbooks.

The following table presents the Company’s revenue by geographic region for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
United States	$495,563	$188,166	$1,354,234	$737,814
International	6,375	24,653	31,094	84,886
Total Revenue	$501,938	$212,819	$1,385,328	$822,700

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
The following table shows restricted stock unit (“RSU”) and stock option activity for the nine months ended September 30, 2022:

	Time-based		PSP		LTIP		Total	Weighted Average Exercise Price of Options	Weighted Average FMV of RSUs
	Options	RSUs	Options	RSUs	Options	RSUs
Outstanding at December 31, 2021	14,695	4,195	2,354	1,488	11,671	19,343	53,746	$5.46	$49.94
Granted	200	10,485	—	2	—	1,080	11,767	31.40	20.68
Exercised options / vested RSUs	(1,661)	(2,139)	(54)	(2,671)	(169)	(6,251)	(12,945)	2.85	44.03
Change in awards due to performance-based multiplier	—	—	—	1,806	—	—	1,806	—	33.69
Forfeited	(154)	(971)	(5)	(26)	—	(501)	(1,657)	4.71	35.06
Outstanding at September 30, 2022	13,080	11,570	2,295	599	11,502	13,671	52,717	$5.84	$39.10

As of September 30, 2022, total unrecognized stock-based compensation expense of $471.9 million related to granted and unvested share-based compensation arrangements is expected to be recognized over a weighted-average period of 2.0 years. The following table shows stock compensation expense for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30, 2022			Three months ended September 30, 2021
	Options	RSUs	Total	Options	RSUs	Total
Time Based (1)	$3,577	$25,924	$29,501	$3,787	$15,512	$19,299
PSP (2)	—	11,368	11,368	—	18,537	18,537
LTIP (2)	—	85,169	85,169	—	137,828	137,828
Total	$3,577	$122,461	$126,038	$3,787	$171,877	$175,664

	Nine months ended September 30, 2022			Nine months ended September 30, 2021
	Options	RSUs	Total	Options	RSUs	Total
Time Based (1)	$11,271	$74,693	$85,964	$10,254	$45,003	$55,257
PSP (2)	—	68,499	68,499	—	53,941	53,941
LTIP (2)	—	294,173	294,173	—	390,048	390,048
Total	$11,271	$437,365	$448,636	$10,254	$488,992	$499,246

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

9.Income Taxes
The Company’s provision for income taxes for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Income tax provision (benefit)	$3,177	$3,845	$(77,580)	$1,654

The effective tax rates for the three months ended September 30, 2022 and 2021 were (0.7)% and (0.7)%, respectively, and the effective tax rates for the nine months ended September 30, 2022 and 2021 were 6.4% and (0.1)%, respectively. The difference between the Company’s effective tax rates for the three and nine month periods in 2022 and 2021 and the U.S. statutory tax rate of 21% was primarily due to a valuation allowance related to the Company’s deferred tax assets, offset partially by current state tax and current foreign tax. Additionally, the Company recorded a discrete income tax benefit of $76.8 million during the second quarter of 2022, as well as a discrete tax benefit of $6.8 million during the first quarter of 2021, which were attributable to non-recurring partial releases of the Company’s U.S. valuation allowance as a result of the preliminary purchase accounting for GNOG and Vegas Sports Information Network, Inc., respectively. The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized.

10.Segment Information
The Company operates its business and reports its results through two operating and reportable segments: B2C and B2B, in accordance with ASC Topic 280, Segment Reporting. The B2C segment provides users with Sportsbook, iGaming and DFS products, as well as media and other online consumer products. The B2B segment is involved in the design and development of sports betting and casino gaming software, which is primarily comprised of the Company’s wholly-owned subsidiary, SBTech (Global) Limited (together with its subsidiaries unless the context requires otherwise, “SBTech”).

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
A measure of segment assets and liabilities has not been currently provided to the Company’s CODM and therefore is not shown below.
Summarized financial information for the Company’s segments is shown in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue:
B2C	$492,846	$189,094	$1,351,271	$740,113
B2B	9,092	23,725	34,057	82,587
Total revenue	501,938	212,819	1,385,328	822,700

Adjusted EBITDA:
B2C	(247,522)	(307,700)	(615,597)	(541,313)
B2B	(16,689)	(5,903)	(56,257)	(6,854)
Total adjusted EBITDA	(264,211)	(313,603)	(671,854)	(548,167)
Adjusted for:
Depreciation and amortization	46,089	30,356	120,629	88,600
Interest (income) expense, net	(6,301)	1,556	(8,378)	(1,071)
Income tax provision (benefit)	3,177	3,845	(77,580)	1,654
Stock-based compensation	126,038	175,664	448,636	499,246
Transaction-related costs	751	4,348	15,030	15,261
Litigation, settlement and related costs	1,390	4,712	5,786	8,933
Advocacy and other related legal expenses	16,558	16,667	16,558	27,702
(Gain) loss on remeasurement of warrant liabilities	6,797	(7,091)	(20,199)	2,905
Other non-recurring and non-operating costs (income)	(8,216)	1,368	(37,046)	5,501
Net loss attributable to common shareholders	$(450,494)	$(545,028)	$(1,135,290)	$(1,196,898)

11.Loss Per Share
The computation of loss per share and weighted-average shares of DraftKings Inc.’s Class A common stock outstanding for the periods presented are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net loss	$(450,494)	$(545,028)	$(1,135,290)	$(1,196,898)
Basic and diluted weighted-average common shares outstanding	448,331	403,844	432,278	400,994
Loss per share attributable to common stockholders:
Basic and diluted	$(1.00)	$(1.35)	$(2.63)	$(2.98)

There were no preferred or other dividends declared for the three and nine months ended September 30, 2022. For the periods presented, the following securities were not required to be included in the computation of diluted shares outstanding:

	September 30,
	2022	2021
Class A common stock resulting from exercise of all warrants	3,761	1,741
Stock options and RSUs	52,717	55,620
Convertible notes	13,337	13,337
Total	69,815	70,698

12.Related-Party Transactions
Financial Advisor
The Company entered into an engagement letter with a related party (the “Financial Advisor”) in August 2019, as amended in December 2019. For the three and nine months ended September 30, 2022, the Company incurred $0.0 million and $8.5 million, respectively, of fees payable to its Financial Advisor. During the three and nine months ended September 30, 2021, the Company incurred no fees payable to its Financial Advisor.
Equity Method Investments
The Company provides office space and general operational support to DKFS, LLC, an equity-method affiliate. The operational support is primarily in the form of general and administrative services. As of September 30, 2022 and December 31, 2021, the Company had $0.3 million and $0.6 million, respectively, of receivables from DKFS, LLC related to those services and expenses to be reimbursed to the Company, which are included within non-current assets in its consolidated balance sheets. The Company has committed to invest up to $17.5 million into DBDK Venture Fund I, LP, a Delaware limited partnership and a subsidiary of DKFS LLC. As of September 30, 2022, the Company had invested a total of $4.9 million of the total commitment.
Transactions with a Shareholder and their Immediate Family Members
As of September 30, 2022 and December 31, 2021, the Company had $0.0 million and $3.8 million of receivables due from former shareholders of SBTech, respectively, which includes a current director and shareholder of the Company. For the three months ended September 30, 2022 and September 30, 2021, the Company had $0.6 million and $0.9 million in sales, respectively, to entities that are wholly owned by an immediate family member of a current director of the Company. The Company recorded $1.7 million and $4.0 million of such sales in the nine months ended September 30, 2022 and September 30, 2021, respectively. The Company had an associated accounts receivable balance of $0.2 million and $0.2 million as of September 30, 2022 and December 31, 2021, respectively, included in accounts receivable in its condensed consolidated balance sheets.
Aircraft
Starting in 2022, from time to time, the Company has chartered, without mark-up, the private plane owned by Jason Robins, the Company’s Chief Executive Officer, utilizing aircraft services from Jet Aviation Flight Services, Inc. for the business and personal travel of Mr. Robins and his family. The Company had no direct or indirect interest in such private plane. During the three and nine months ended September 30, 2022, the Company incurred $0.0 million and $0.7 million of expense for use of the aircraft under these chartering services, respectively.
In March 2022, the Company entered into a one-year lease of an aircraft from an entity controlled by Mr. Robins. Pursuant to such agreement, Mr. Robins’ entity leases the aircraft to the Company for $0.6 million for a one-year period. The Company covers all operating, maintenance and other expenses associated with the aircraft. The audit and compensation committees of the Company’s board of directors approved this arrangement based, among other things, on the requirements of the overall security program that Mr. Robins and his family fly private and their assessment that such an arrangement is more efficient and flexible and better ensures safety, confidentiality and privacy. During the three and nine months ended September 30, 2022, the Company incurred $0.1 million and $0.3 million, respectively, of expense under the aircraft lease.

13.Leases, Commitments and Contingencies
Leases
The Company primarily leases corporate office facilities, data centers and motor vehicles under operating lease agreements. Some of the Company’s leases include one or more options to renew. For a majority of our leases, we do not assume renewals in our determination of the lease term as the renewals are not deemed to be reasonably certain to exercise. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. As of September 30, 2022, the Company’s lease agreements typically have terms not exceeding ten years.
Payments under the Company’s lease arrangements may be fixed or variable, and variable lease payments primarily represent costs related to common area maintenance and utilities. The components of lease cost are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operating lease cost	$5,562	$4,207	$15,471	$12,569
Short term lease cost	1,550	1,051	4,628	1,918
Variable lease cost	984	1,008	2,863	2,691
Sublease income	(255)	(340)	(715)	(544)
Total lease cost	$7,841	$5,926	$22,247	$16,634

Supplemental cash flow and other information for the nine months ended September 30, 2022 and 2021 related to operating leases was as follows:

	Nine months ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$12,511	$13,393
Right-of-use assets obtained in exchange for new operating lease liabilities	$23,056	$3,055

The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating leases were 7.3 years and 6.5% as of September 30, 2022. The Company calculated the weighted-average discount rates using incremental borrowing rates, which equal the rates of interest that it would pay to borrow funds on a fully collateralized basis over a similar term.
Maturity of lease liabilities are as follows:

Years Ending December 31,
From October 1, 2022 to December 31, 2022	$3,861
2023	10,721
2024	15,381
2025	13,442
2026	11,817
Thereafter	52,416
Total undiscounted future cash flows	107,638
Less: Imputed interest	(25,913)
Operating lease liabilities	$81,725

As of September 30, 2022, the Company had long-lived assets, which consists of operating lease right-of-use assets and property and equipment, net, of $109.7 million and $23.2 million located in the United States and internationally, respectively. As of December 31, 2021, the company had long-lived assets of $77.2 million and $32.6 million located in the United States and internationally, respectively.
Other Contractual Obligations and Contingencies

The Company is a party to several non-cancelable contracts with vendors where the Company is obligated to make future minimum payments under the terms of these contracts as follows:

Years Ending December 31,
From October 1, 2022 to December 31, 2022	$164,209
2023	435,256
2024	387,199
2025	302,259
2026	187,588
Thereafter	355,050
Total	$1,831,561

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

Securities Matters Related to Allegations in the Hindenburg Report

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

Securities Matters Related to the GNOG Transaction

On August 12, 2022, a putative class action was filed in Nevada state District Court in Clark County against Golden Nugget Online Gaming, Inc. (“GNOG Inc.”), the Company and one of its officers, as well as former officers or directors and the former controlling stockholder of GNOG Inc. and Jefferies LLC. The lawsuit asserts claims on behalf of a putative class of former minority stockholders of GNOG Inc. alleging that certain former officers and directors of GNOG Inc. and its former controlling stockholder (Tilman Fertitta and/or Fertitta Entertainment, Inc.) breached their fiduciary duties to minority stockholders of GNOG Inc. in connection with the GNOG Transaction, and the other defendants aided and abetted the alleged breaches of fiduciary duty.

On September 9, 2022, two similar putative class actions were filed in the Delaware Court of Chancery against former directors of GNOG Inc. and its former controlling stockholder, one of which also names the Company and Jefferies Financial Group, Inc. as defendants. These pending actions in Delaware assert substantially similar claims on behalf of a putative class of former minority stockholders of GNOG Inc. alleging that certain former officers and directors of GNOG Inc. and its former controlling stockholder (Tilman Fertitta) breached their fiduciary duties to minority stockholders of GNOG Inc. in connection with the GNOG Transaction, and one of the actions also alleges that DraftKings aided and abetted the alleged breaches of fiduciary duty. On October 12, 2022, the Delaware Court of Chancery consolidated these two actions under the caption In re Golden Nugget Online Gaming, Inc. Stockholders Litigation.

The Company intends to vigorously defend against these claims. The Company cannot predict with any degree of certainty the outcome of these matters or determine the extent of any potential liabilities. The Company also cannot provide an estimate of the possible loss or range of loss. Any adverse outcome in these matters could expose the Company to substantial damages or penalties that may have a material adverse impact on the Company’s operations and cash flows.

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

Letters of Credit
In connection with the Credit Agreement with Pacific Western Bank, the Company has entered into several letters of credit totaling $4.0 million and $4.2 million as of September 30, 2022 and December 31, 2021, respectively, for the Company’s leases of office space.

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

On May 5, 2022 (the “GNOG Closing Date”), DraftKings Inc. consummated its acquisition of Golden Nugget Online Gaming, Inc. (together with its subsidiaries unless the context requires otherwise, “GNOG”), pursuant to a definitive agreement and plan of merger, dated August 9, 2021 (the “Merger Agreement”), in an all-stock transaction (the “GNOG Transaction”). DraftKings’ unaudited condensed consolidated financial statements exclude GNOG’s operations prior to the GNOG Closing Date, unless indicated otherwise. In connection with the GNOG Transaction, DraftKings Inc. became the going-forward public company and the direct parent company of both DraftKings Holdings Inc. (formerly DraftKings Inc.), a Nevada corporation (“Old DraftKings”), and GNOG, and DraftKings Inc. is the registrant filing this Report as the successor registrant for Old DraftKings. Unless otherwise indicated, the terms “DraftKings,” the “Company,” “we,” “us,” or “our” refer to DraftKings Inc. (or, in respect of periods prior to the GNOG Closing Date, Old DraftKings), together with its consolidated subsidiaries.

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
Our Business
We are a digital sports entertainment and gaming company. We provide users with sports betting (“Sportsbook”), online casino (“iGaming”) and daily fantasy sports (“DFS”) products, as well as media and other online consumer products. We are also involved in the design and development of sports betting and casino gaming software for online and retail Sportsbooks and casino gaming products, as well as other online consumer products. On May 5, 2022, we acquired GNOG in an all-stock transaction to enable us to leverage Golden Nugget’s established brand to broaden our reach into new customer segments and enhance the combined company’s iGaming product offerings through our vertically-integrated technology stack and GNOG’s unique capabilities, including live dealer.
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
Basis of Presentation
We operate two complementary business segments: business-to-consumer (“B2C”) and business-to-business (“B2B”).
B2C

Our B2C business is comprised of the legacy business of DK Crown Holdings Inc. (formerly DraftKings Inc.), a Delaware corporation (“DK DE”), which includes our DraftKings-branded Sportsbook, iGaming and DFS products, as well as our other online consumer products, and our GNOG-branded Sportsbooks and iGaming products. Across our DraftKings-branded products, we offer users a single integrated product that provides one account, one wallet, a centralized payment system and responsible gaming controls. Currently, we operate our B2C segment primarily in the United States.

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

Impact of COVID-19
Beginning in 2020 and continuing into 2022, the novel coronavirus (“COVID-19”) pandemic adversely impacted global commercial activity, disrupted supply chains and contributed to significant volatility in financial markets. The primary impacts of the COVID-19 pandemic on us were the suspension, cancellation, rescheduling and shortening of sports seasons and sporting events, particularly between March 2020 and July 2020, when many sports seasons and sporting events, including the MLB regular season, domestic soccer leagues and European Cup competitions, the NBA regular season and playoffs, the NCAA college basketball tournament, the Masters golf tournament, and the NHL regular season and playoffs, were suspended or cancelled. The suspension of sports seasons and sporting events reduced customers’ use of, and spending on, our Sportsbook and DFS products.
Beginning in July 2020, major professional sports leagues gradually resumed regular activities with shortened seasons in many instances. In the nine months ended September 30, 2022, sports seasons continued, and sporting events were held as planned, including the NFL regular season, the NFL Playoffs and Superbowl LVI, the NBA regular season and playoffs, the NHL regular season and playoffs, the NASCAR Cup Series, various NCAA football bowl games, the NCAA college basketball regular season and tournament, the MLB regular season and several golf tournaments. The continued return of major sports and sporting events generated significant user interest and activity in our Sportsbook and DFS products. However, the possibility remains that sports seasons and sporting events may be suspended, cancelled, rescheduled or shortened due to COVID-19 outbreaks.
Our revenue varies based on sports seasons and sporting events amongst other factors, and cancellations, suspensions or alterations resulting from COVID-19 have the potential to adversely affect our revenue, possibly materially. However, our products that do not rely on sports seasons and sporting events, such as iGaming, may partially offset this adverse impact on revenue.
A significant or prolonged decrease in consumer spending on entertainment or leisure activities would also likely have an adverse effect on demand for our products, reducing cash flows and revenues, and thereby materially harming our business, financial condition and results of operations. In addition, a materially disruptive resurgence of COVID-19 cases or the emergence of additional variants or strains of COVID-19 could cause other widespread or more severe impacts depending on where infection rates are highest. As steps taken to mitigate the spread of COVID-19 necessitated a shift away from a traditional office environment for many employees, we implemented business continuity programs to ensure that employees were safe and that our business continued to function with minimal disruptions to normal work operations while employees worked remotely. Since the second quarter of 2022, our primary offices, including our corporate headquarters in Boston, Massachusetts, have been re-opened with many of our employees returning to work onsite in various capacities. We will continue to monitor developments relating to disruptions and uncertainties caused by COVID-19.
Financial Highlights and Trends
The following table sets forth a summary of our financial results for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(amounts in thousands)	2022	2021	2022	2021
Revenue	$501,938	$212,819	$1,385,328	$822,700
Net Loss	(450,494)	(545,028)	(1,135,290)	(1,196,898)
Adjusted EBITDA (1)	(264,211)	(313,603)	(671,854)	(548,167)

(1)Adjusted EBITDA is a non-GAAP financial measure. See “—Non-GAAP Information” below for additional information about this measure and a reconciliation of this measure to the most directly comparable financial measure calculated in accordance with U.S. GAAP.

Revenue increased by $289.1 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This improvement is primarily due to the strong performance of our B2C segment in the three months ended September 30, 2022 resulting from robust customer acquisition and retention, the successful launches of our Sportsbook and iGaming products in additional jurisdictions since the third quarter of 2021, and atypically strong hold rates (primarily in NFL wagering) and reduced promotional intensity in the three months ended September 30, 2022.
Revenue increased by $562.6 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to the strong performance of our B2C segment as a result of robust customer acquisition and retention, the successful launches of our Sportsbook and iGaming products in additional jurisdictions since the third quarter of 2021 and reduced promotional intensity.
Key Performance Indicators – B2C Operations
Monthly Unique Payers (“MUPs”). MUPs is the average number of unique paid users (“unique payers”) that use our B2C products on a monthly basis.
MUPs is a key indicator of the scale of our B2C user base and awareness of our brand. We believe that year-over-year growth in MUPs is also generally indicative of the long-term revenue growth potential of our B2C segment, although MUPs in individual periods may be less indicative of our longer-term expectations. We expect the number of MUPs to grow as we attract, retain and re-engage users in new and existing jurisdictions and expand our products to appeal to a wider audience.

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

The charts below present our MUPs for the three and nine months ended September 30, 2021 and 2022:

Average Monthly Unique Payers (in millions)
1.3
1.6
Q3 2021
Q3 2022

Average Monthly Unique Payers (in millions)
1.3
1.7
YTD Q3 2021
YTD Q3 2022

Average Revenue per MUP (“ARPMUP”). ARPMUP is the average B2C segment revenue per MUP, and this key metric represents our ability to drive usage and monetization of our B2C products.
We define and calculate ARPMUP as the average monthly B2C segment revenue for a reporting period, divided by MUPs (i.e., the average number of unique payers) for the same period.
The charts below present our ARPMUP for the three and nine months ended September 30, 2021 and 2022:

Average Revenue per Monthly Unique Payer
(in whole dollars)
$47
$100
Q3 2021
Q3 2022

Average Revenue per Monthly Unique Payer
(in whole dollars)
$61
$88
YTD Q3 2021
YTD Q3 2022

MUPs increased for the three and nine months ended September 30, 2022, compared to the same periods in 2021, primarily due to strong unique payer retention and acquisition across our Sportsbook and iGaming products as well as the expansion of our Sportsbook and iGaming products into new jurisdictions, partially offset by a decline in Daily Fantasy Sports MUPs.

ARPMUP increased in the three months ended September 30, 2022, compared to the same period in 2021, primarily due to a continued mix shift into our Sportsbook and iGaming products, atypically strong Sportsbook hold rates (primarily in NFL wagering) and reduced promotional intensity.

ARPMUP increased in the nine months ended September 30, 2022, compared to the same period in 2021, primarily due to a continued mix shift into our Sportsbook and iGaming products and reduced promotional intensity.

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

Adjusted EBITDA
The table below presents our Adjusted EBITDA reconciled to our net loss, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP, for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(amounts in thousands)	2022	2021	2022	2021
Net loss	$(450,494)	$(545,028)	$(1,135,290)	$(1,196,898)
Adjusted for:
Depreciation and amortization (1)	46,089	30,356	120,629	88,600
Interest (income) expense, net	(6,301)	1,556	(8,378)	(1,071)
Income tax provision (benefit)	3,177	3,845	(77,580)	1,654
Stock-based compensation (2)	126,038	175,664	448,636	499,246
Transaction-related costs (3)	751	4,348	15,030	15,261
Litigation, settlement, and related costs (4)	1,390	4,712	5,786	8,933
Advocacy and other related legal expenses (5)	16,558	16,667	16,558	27,702
Loss (gain) on remeasurement of warrant liabilities	6,797	(7,091)	(20,199)	2,905
Other non-recurring and non-operating costs (income) (6)	(8,216)	1,368	(37,046)	5,501
Adjusted EBITDA	$(264,211)	$(313,603)	$(671,854)	$(548,167)
Adjusted EBITDA by segment:
B2B	$(16,689)	$(5,903)	$(56,257)	$(6,854)
B2C	$(247,522)	$(307,700)	$(615,597)	$(541,313)

(1)The amounts include the amortization of acquired intangible assets of $29.8 million and $20.2 million for the three months ended September 30, 2022 and 2021, respectively, and $76.1 million and $59.9 million for the nine months ended September 30, 2022 and 2021, respectively.
(2)Reflects stock-based compensation expenses resulting from the issuance of awards under incentive plans.
(3)Includes capital markets advisory, consulting, accounting and legal expenses related to evaluation, negotiation and integration costs incurred in connection with pending or completed transactions and offerings.
(4)Primarily includes external legal costs related to litigation and litigation settlement costs deemed unrelated to our core business operations.
(5)Includes certain non-recurring costs relating to advocacy efforts and other legal expenses in jurisdictions where we do not operate certain products and are actively seeking licensure, or similar approval, for those products. For the three and nine months ended September 30, 2022, those costs primarily related to our activities in California. For the three and nine months ended September 30, 2021, those costs primarily related to our activities in California and Florida. The amounts presented exclude other costs relating to advocacy efforts and other legal expenses incurred in jurisdictions where related legislation has been passed and we currently operate.
(6)Primarily includes the change in fair value of certain financial assets, as well as our equity method share of the investee’s losses and other costs relating to non-recurring and non-operating items.

Due to the timing of the consummation of the GNOG Transaction, the above periods, to the extent applicable, exclude GNOG’s operations prior to the GNOG Closing Date of May 5, 2022.

Results of Operations
Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
The following table sets forth a summary of our consolidated results of operations for the interim periods indicated, and the changes between periods. Due to the timing of the consummation of the GNOG Transaction, the below periods, to the extent applicable, exclude GNOG’s operations prior to the GNOG Closing Date of May 5, 2022.

	Three months ended September 30,
(amounts in thousands, except percentages)	2022	2021	$ Change	% Change
Revenue	$501,938	$212,819	$289,119	135.9%
Cost of revenue	372,692	170,749	(201,943)	(118.3)%
Sales and marketing	321,714	303,658	(18,056)	(5.9)%
Product and technology	76,299	65,222	(11,077)	(17.0)%
General and administrative	186,261	219,706	33,445	15.2%
Loss from operations	(455,028)	(546,516)	91,488	16.7%
Interest income (expense), net	6,301	(1,556)	7,857	504.9%
(Loss) gain on remeasurement of warrant liabilities	(6,797)	7,091	(13,888)	(195.9)%
Other income, net	8,257	—	8,257	100.0%
Loss before income tax provision and loss from equity method investment	(447,267)	(540,981)	93,714	17.3%
Income tax provision	3,177	3,845	668	17.4%
Loss from equity method investment	50	202	152	75.2%
Net loss	$(450,494)	$(545,028)	$94,534	17.3%

Revenue. Revenue increased $289.1 million, or 135.9%, to $501.9 million in the three months ended September 30, 2022, from $212.8 million in the three months ended September 30, 2021. The increase was attributable to $303.8 million in incremental B2C segment revenue, partially offset by a decrease in B2B segment revenue of $14.6 million.

The $303.8 million increase in our B2C segment revenue was primarily attributable to our online gaming revenues which increased $292.2 million, or 165.8%, to $468.5 million in the three months ended September 30, 2022, from $176.3 million in the three months ended September 30, 2021. The remaining increase in our B2C segment revenue was attributable to “Other” revenue, which primarily includes media, marketplace and retail Sportsbooks.

Online gaming revenue grew in the three months ended September 30, 2022 primarily due to MUPs increasing by 22.3% and ARPMUP increasing by 114.0% as compared to the three months ended September 30, 2021. These key performance indicators increased primarily due to strong unique payer retention and acquisition across our Sportsbook and iGaming products as well as the expansion of our Sportsbook and iGaming products into new jurisdictions, atypically strong hold rates (primarily in NFL wagering), a continued mix shift into our Sportsbook and iGaming products and reduced promotional intensity.

Cost of Revenue. Cost of revenue increased $201.9 million, or 118.3%, to $372.7 million in the three months ended September 30, 2022, from $170.7 million in the three months ended September 30, 2021. Our B2C segment accounted for substantially all of this increase, reflecting growth in revenue from our expanded product and geographic footprint, including the launch of our Sportsbook product in Connecticut, Louisiana, Kansas, New York and Ontario, Canada and the launch of our iGaming product in Connecticut and Ontario, Canada since the three months ended September 30, 2021. The cost of revenue increase was primarily attributable to an increase in our variable expenses such as product taxes and payment processing fees, which increased by $107.3 million and $24.8 million, respectively, relative to the expenses incurred during the three months ended September 30, 2021. The remaining increase was primarily attributable to variable platform costs and revenue share arrangements resulting from additional customer activity.

B2C segment cost of revenue as a percentage of B2C revenue decreased by 2.8 percentage points to 69.7% in the three months ended September 30, 2022, as compared to 72.5% in the three months ended September 30, 2021, primarily reflecting atypically strong hold rates (primarily in NFL wagering) and reduced promotional intensity, which positively impacted cost of revenue as a percentage of B2C revenue in the three months ended September 30, 2022 compared to the same period in 2021.

Sales and Marketing. Sales and marketing expense increased $18.1 million, or 5.9%, to $321.7 million in the three months ended September 30, 2022, from $303.7 million in the three months ended September 30, 2021. Our B2C segment accounted for substantially all of this increase. Of the $18.1 million increase, $20.3 million resulted from activities to acquire and retain players in new states that we operate in, such as marketing costs including advertising and the development of marketing campaigns, as well as headcount and technology associated with analyzing, developing and deploying those campaigns. This increase was partially offset by a decrease in stock-based compensation expense.

Product and Technology. Product and technology expense increased $11.1 million, or 17.0%, to $76.3 million in the three months ended September 30, 2022, from $65.2 million in the three months ended September 30, 2021, of which $0.6 million was attributable to our B2B segment. The remaining increase of $10.5 million primarily reflects additions to our product operations and engineering headcount in our B2C segment.

General and Administrative. General and administrative expense decreased $33.4 million, or 15.2%, to $186.3 million in the three months ended September 30, 2022, from $219.7 million in the three months ended September 30, 2021. Our B2C segment accounted for substantially all of this decrease, primarily driven by a decrease in stock-based compensation expense of $40.7 million, which was partially offset by an increase of $15.3 million in compensation costs due to an increase in headcount.

(Loss) Gain on Remeasurement of Warrant Liabilities. We recorded a loss on remeasurement of warrant liabilities of $6.8 million in the three months ended September 30, 2022, compared to a gain of $7.1 million in the three months ended September 30, 2021 primarily due to changes in the underlying share price of DraftKings Inc.’s Class A common stock.
Other Income. Other income, net was $8.3 million in the three months ended September 30, 2022, as compared to no other income, net in the three months ended September 30, 2021. This increase was primarily attributable to the recovery of a tax liability indemnity.
Income Tax Provision. We recorded an income tax provision of $3.2 million in the three months ended September 30, 2022, as compared to an income tax provision of $3.8 million in the three months ended September 30, 2021.
Net Loss. Net loss decreased by $94.5 million to $450.5 million in the three months ended September 30, 2022, as compared to a net loss of $545.0 million in the three months ended September 30, 2021, for the reasons discussed above.
Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

The following table sets forth a summary of our consolidated results of operations for the interim periods indicated, and the changes between periods. Due to the timing of the consummation of the GNOG Transaction, the below periods, to the extent applicable, exclude GNOG’s operations prior to the GNOG Closing Date of May 5, 2022.

	Nine months ended September 30,
(amounts in thousands, except percentages)	2022	2021	$ Change	% Change
Revenue	$1,385,328	$822,700	$562,628	68.4%
Cost of revenue	998,838	540,980	(457,858)	(84.6)%
Sales and marketing	840,695	703,056	(137,639)	(19.6)%
Product and technology	234,853	184,016	(50,837)	(27.6)%
General and administrative	590,476	587,509	(2,967)	(0.5)%
Loss from operations	(1,279,534)	(1,192,861)	(86,673)	(7.3)%
Interest income, net	8,378	1,071	7,307	682.3%
Gain (loss) on remeasurement of warrant liabilities	20,199	(2,905)	23,104	795.3%
Other income, net	40,566	—	40,566	100.0%
Loss before income tax (benefit) provision and loss from equity method investment	(1,210,391)	(1,194,695)	(15,696)	(1.3)%
Income tax (benefit) provision	(77,580)	1,654	79,234	4,790.4%
Loss from equity method investment	2,479	549	(1,930)	(351.5)%
Net loss	$(1,135,290)	$(1,196,898)	$61,608	5.1%

Revenue. Revenue increased $562.6 million, or 68.4%, to $1,385.3 million in the nine months ended September 30, 2022, from $822.7 million in the nine months ended September 30, 2021. The increase was attributable to $611.2 million in incremental B2C segment revenue, partially offset by a decrease in B2B segment revenue of $48.5 million.

The $611.2 million increase in our B2C segment revenue was primarily attributable to our online gaming revenues which increased $582.1 million, or 82.3%, to $1,289.3 million in the nine months ended September 30, 2022, from $707.1 million in the nine months ended September 30, 2021. The remaining increase in our B2C segment revenue was attributable to “Other” revenue, which primarily includes media, marketplace and retail Sportsbooks.

Online gaming revenue grew in the nine months ended September 30, 2022 primarily due to MUPs increasing by 27.0% and ARPMUP increasing by 43.5% as compared to the nine months ended September 30, 2021. These key performance indicators increased primarily due to strong player retention and acquisition across our Sportsbook and iGaming products as well as the expansion of our Sportsbook and iGaming products into new jurisdictions, a continued mix shift into our Sportsbook and iGaming products and reduced promotional intensity.

Cost of Revenue. Cost of revenue increased $457.9 million, or 84.6%, to $998.8 million in the nine months ended September 30, 2022, from $541.0 million in the nine months ended September 30, 2021. Our B2C segment accounted for substantially all of this increase, reflecting growth in revenue from our expanded product and geographic footprint, including the launch of our Sportsbook product in Connecticut, Louisiana, Kansas, New York and Ontario, Canada and the launch of our iGaming product in Connecticut and in Ontario, Canada since the nine months ended September 30, 2021. The cost of revenue increase was primarily attributable to an increase in our variable expenses such as product taxes and payment processing fees, which increased by $253.5 million and $63.0 million, respectively, relative to the expenses incurred during the nine months ended September 30, 2021. The remaining increase was primarily attributable to variable platform costs and revenue share arrangements resulting from additional customer activity.

B2C segment cost of revenue as a percentage of B2C revenue increased by 7.5 percentage points to 67.2% in the nine months ended September 30, 2022, as compared to 59.7% in the nine months ended September 30, 2021, reflecting our changed revenue mix from our more mature DFS product to our iGaming and Sportsbook products. In addition, as a result of customer activity due to the launches of our products in new states, we incurred variable expenses that are not based on net revenue, including payment processing fees, and revenue share arrangements. In general, our iGaming and Sportsbook products produce revenue at a higher cost per revenue dollar relative to our more mature DFS product.

Sales and Marketing. Sales and marketing expense increased $137.6 million, or 19.6%, to $840.7 million in the nine months ended September 30, 2022, from $703.1 million in the nine months ended September 30, 2021. Our B2C segment accounted for substantially all of this increase with $114.4 million of the increase resulting from activities to acquire and retain players in new states that we operate in, such as marketing costs including advertising and the development of marketing campaigns, as well as headcount and technology associated with analyzing, developing and deploying those campaigns.

Product and Technology. Product and technology expense increased $50.8 million, or 27.6%, to $234.9 million in the nine months ended September 30, 2022, from $184.0 million in the nine months ended September 30, 2021, of which $7.2 million was attributable to our B2B segment. The remaining increase of $43.6 million primarily reflects additions to our product operations and engineering headcount in our B2C segment.

General and Administrative. General and administrative expense increased $3.0 million, or 0.5%, to $590.5 million in the nine months ended September 30, 2022, from $587.5 million in the nine months ended September 30, 2021. Our B2C segment accounted for substantially all of this increase, primarily driven by an increase of $45.0 million in compensation costs due to an increase in headcount, as well as an increase in software and facility fees of $11.5 million, which were partially offset by a decrease in stock-based compensation expense of $50.9 million.

Gain (Loss) on Remeasurement of Warrant Liabilities. We recorded a gain on remeasurement of warrant liabilities of $20.2 million in the nine months ended September 30, 2022, compared to a loss of $2.9 million in the nine months ended September 30, 2021 primarily due to changes in the underlying share price of DraftKings Inc.’s Class A common stock.

Other Income. Other income, net was $40.6 million in the nine months ended September 30, 2022, as compared to no other income, net in the nine months ended September 30, 2021. This increase was primarily attributable to a change in the fair value of certain financial assets.

Income Tax (Benefit) Provision. We recorded an income tax benefit of $77.6 million in the nine months ended September 30, 2022, as compared to an income tax provision of $1.7 million in the nine months ended September 30, 2021. This increase was primarily due to a discrete income tax benefit of $76.8 million recorded during the second quarter of 2022, which was attributable to non-recurring partial releases of the Company’s U.S. valuation allowance as a result of the preliminary purchase accounting for GNOG.

Net Loss. Net loss decreased by $61.6 million to $1,135.3 million in the nine months ended September 30, 2022, as compared to a net loss of $1,196.9 million in the nine months ended September 30, 2021, for the reasons discussed above.

Liquidity and Capital Resources
We had $1.4 billion in cash and cash equivalents as of September 30, 2022 (excluding player cash, which we segregate from our operating cash balances on behalf of our paid users for all jurisdictions and products). We believe our cash on hand is sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months. We will continue to evaluate our long-term operating performance and cash needs and believe we are well positioned to continue to fund the operations of the business long-term.
Debt. In March 2021, we issued zero-coupon convertible senior notes in an aggregate principal amount of $1,265.0 million (the “Convertible Notes”). The Convertible Notes mature on March 15, 2028, subject to earlier conversion, redemption or repurchase. In connection with the pricing of the Convertible Notes and the exercise of the option to purchase additional Convertible Notes, we entered into privately negotiated capped call transactions (the “Capped Call Transactions”). The Capped Call Transactions are expected generally to reduce potential dilution to DraftKings Inc.’s Class A common stock upon any conversion of the Convertible Notes. The net cost of $124.0 million incurred to enter into the Capped Call Transactions was recorded as a reduction to additional paid-in capital on the Company’s consolidated balance sheet. As of September 30, 2022, the Convertible Notes, net of issuance costs, balance was $1,250.4 million.
Leases. We have lease arrangements for certain corporate office facilities, data centers, and motor vehicles. As of September 30, 2022, the Company had lease obligations of $81.7 million, with $5.6 million payable within 12 months.
Other Purchase Obligations. We have certain non-cancelable contracts with vendors, licensors and others requiring us to make future cash payments. As of September 30, 2022, these purchase obligations were $1,831.6 million, with $164.2 million payable in the remainder of 2022.

Cash Flows
The table below summarizes our cash flows for the periods indicated. Due to the timing of the consummation of the GNOG Transaction, the below periods, to the extent applicable, exclude GNOG’s operations prior to the GNOG Closing Date of May 5, 2022.

	Nine months ended September 30,
(amounts in thousands)	2022	2021
Net cash used in operating activities	$(477,061)	$(247,261)
Net cash used in investing activities	(171,932)	(118,695)
Net cash (used in) provided by financing activities	(16,843)	1,134,129
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	—	1,884
Net (decrease) increase in cash and cash equivalents and restricted cash	(665,836)	770,057
Cash and cash equivalents and restricted cash at beginning of period	2,629,842	2,104,976
Cash and cash equivalents and restricted cash at end of period	$1,964,006	$2,875,033
Operating Activities. Net cash used in operating activities in the nine months ended September 30, 2022 was $477.1 million, compared to $247.3 million in the nine months ended September 30, 2021, mainly reflecting a decrease in operating working capital of $147.3 million primarily due to an increase in cash used in accounts payable, accrued expenses, liabilities to users and receivables reserved for users. In addition, we incurred a $61.6 million lower net loss, for the reasons discussed above, net of non-cash cost items. Non-cash cost items decreased $144.1 million period-over-period, primarily driven by deferred income taxes, a gain on various financial assets and a gain on remeasurement of warrants liabilities.

Investing Activities. Net cash used in investing activities during the nine months ended September 30, 2022 increased by $53.2 million to $171.9 million from $118.7 million during the same period in 2021, mainly reflecting an increase in cash paid for acquisitions during the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2021.
Financing Activities. Net cash provided by (used in) financing activities during the nine months ended September 30, 2022 decreased by $1,151.0 million to $(16.8) million from $1,134.1 million during the same period in 2021, mainly reflecting the completion of our issuance of Convertible Notes during the three months ended March 31, 2021.

Commitments and Contingencies
Refer to Note 13 of our unaudited condensed consolidated financial statements included elsewhere in this Report for a summary of our commitments as of September 30, 2022.
Critical Accounting Estimates
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
During the nine months ended September 30, 2022, there were no changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on February 18, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in our exposure to market risk during the nine months ended September 30, 2022. Refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2021 Annual Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

On June 17, 2020, we filed petitions for inter partes review with the Patent Trial and Appeal Board (the “PTAB”) challenging the validity of each of the IG Patents. The PTAB instituted review for the ‘901 Patent, the ‘231 Patent, and the ‘967 Patent but denied institution for the ‘302 Patent. On February 5, 2021, we filed a request for rehearing regarding the decision on the ‘302 Patent, which was denied by the PTAB on March 2, 2021. On October 13, 2021, the PTAB heard oral argument on the ’901 Patent, the ’231 Patent, and the ’967 Patent. On January 4, 2022, the PTAB issued a final written decision finding all challenged claims of the ’901 Patent, the ’231 Patent, and the ’967 Patent unpatentable. On March 8, 2022, IG appealed the final written decisions for all three instituted inter partes reviews. On April 19, 2022, IG moved to voluntarily dismiss the appeal for the inter partes review related to the ’901 Patent, which was granted on April 20, 2022. On July 15, 2022, IG filed its opening briefs in the appeals of the inter partes reviews for the ’231 Patent and ’967 Patent. On October 5, 2022, we filed our responsive briefs in the appeals of the IPRs related to the ’231 Patent and ’967 Patent. The District Court litigation remains stayed pending resolution of all appeals from the inter partes reviews.

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

On November 15, 2021, Winview filed a second amended complaint (the “SAC”), adding as defendants DK DE and Crown Gaming Inc., a Delaware corporation, which are wholly-owned subsidiaries of DraftKings. The SAC, among other allegations, repeats the allegations of the first amended complaint that the defendants infringe the ’243 Patent, the ’543 Patent, the ’730 Patent, and the ’988 Patent. On December 15, 2021, DraftKings filed its motion to dismiss the SAC, again arguing that Winview failed to state a claim for direct infringement of the ’543 Patent and the ’730 Patent, and for willful, induced, and contributory infringement for all four asserted patents. Winview filed its memorandum in opposition to the motion to dismiss on January 24, 2022, and DraftKings filed its reply brief to Winview’s opposition on January 31, 2022. On August 3, 2022, we filed a petition for inter partes review with the PTAB challenging the validity of the ‘243 Patent. On September 20, 2022, the court entered an order staying the pending motion to dismiss and staying all discovery pending final resolution of the petition for inter partes review through a final written decision.

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

Securities Matters Related to Allegations in the Hindenburg Report

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

Securities Matters Related to the GNOG Transaction

On August 12, 2022, a putative class action was filed in Nevada state District Court in Clark County against Golden Nugget Online Gaming, Inc. (“GNOG Inc.”), the Company and one of its officers, as well as former officers or directors and the former controlling stockholder of GNOG Inc. and Jefferies LLC. The lawsuit asserts claims on behalf of a putative class of former minority stockholders of GNOG Inc. alleging that certain former officers and directors of GNOG Inc. and its former controlling stockholder (Tilman Fertitta and/or Fertitta Entertainment, Inc.) breached their fiduciary duties to minority stockholders of GNOG Inc. in connection with the GNOG Transaction, and the other defendants aided and abetted the alleged breaches of fiduciary duty. On November 1, 2022, defendants filed motions to dismiss the action on the grounds of improper forum and lack of personal jurisdiction over certain defendants.

On September 9, 2022, two similar putative class actions were filed in the Delaware Court of Chancery against former directors of GNOG Inc. and its former controlling stockholder, one of which also names the Company and Jefferies Financial

Group, Inc. as defendants. These pending actions in Delaware assert substantially similar claims on behalf of a putative class of former minority stockholders of GNOG Inc. alleging that certain former officers and directors of GNOG Inc. and its former controlling stockholder (Tilman Fertitta) breached their fiduciary duties to minority stockholders of GNOG Inc. in connection with the GNOG Transaction, and one of the actions also alleges that DraftKings and Jefferies Financial Group, Inc. aided and abetted the alleged breaches of fiduciary duty. On October 12, 2022, the Delaware Court of Chancery consolidated these two actions under the caption In re Golden Nugget Online Gaming, Inc. Stockholders Litigation. On October 29, 2022, the court appointed co-lead plaintiffs in the consolidated action. The Company’s obligation to respond to the consolidated action has been stayed by the court until the filing of a consolidated amended complaint.

The Company intends to vigorously defend against these claims. The Company cannot predict with any degree of certainty the outcome of these matters or determine the extent of any potential liabilities. The Company also cannot provide an estimate of the possible loss or range of loss. Any adverse outcome in these matters could expose the Company to substantial damages or penalties that may have a material adverse impact on the Company’s operations and cash flows.

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

On January 21, 2022, DraftKings filed a motion to dismiss plaintiff’s second amended complaint. On February 22, 2022, plaintiff filed its opposition to DraftKings’ motion to dismiss plaintiff’s second amended complaint, and on March 25, 2022, DraftKings filed its reply thereto. On March 7, 2022, DraftKings filed a motion to disqualify plaintiff’s counsel. On March 21, 2022, plaintiff filed its opposition to DraftKings’ motion to disqualify plaintiff’s counsel, and on March 28, 2022, DraftKings filed its reply thereto. On September 21, 2022, DraftKings’ motion to dismiss was administratively terminated, pending the outcome of the disqualification motion. On October 4, 2022, the presiding Magistrate Judge denied DraftKings’ motion to disqualify plaintiff’s counsel. On October 21, 2022, DraftKings filed a renewed motion to dismiss plaintiff’s complaint.

Between August 22, 2022 and August 30, 2022, DraftKings filed petitions for inter partes review with the Patent Trial and Appeal Board challenging the validity of each of the Arrow Gaming Patents.

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

DraftKings’ filed its motion to dismiss plaintiff’s complaint on February 9, 2022. On April 7, 2022, Plaintiff filed its opposition to DraftKings’ motion to dismiss, and on April 25, 2022, DraftKings filed its reply thereto. On September 7, 2022, DraftKings’ motion to dismiss the complaint was granted. On September 22, 2022, Beteiro filed its notice to appeal the ruling on the motion to dismiss. On October 5, 2022, Beteiro filed a motion for reconsideration of the ruling on the motion to dismiss at the District Court, which was denied by the District Court on November 2, 2022. On October 28, 2022, DraftKings filed petitions for inter partes review with the Patent Trial and Appeal Board challenging the validity of each of the Beteiro Patents.

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

DraftKings filed its motion to dismiss the Amended Complaint on February 22, 2022. On March 15, 2022, Plaintiffs filed their opposition to DraftKings’ motion to dismiss, and on March 29, 2022, DraftKings’ filed its reply thereto. On March 25, 2022, a scheduling order was entered in which, among other things, trial was scheduled for January 13, 2025. On July 18, 2022, Magistrate Judge Burke issued a report and recommendation (the “Report and Recommendation”) that the motion to dismiss be granted-in-part and denied-in-part. The Company and Colossus each filed their objections to the Report and Recommendation on August 1, 2022. On August 26, 2022, District Court Judge Noreika overruled both parties’ respective objections and adopted the Report and Recommendation of Magistrate Judge Burke regarding the motion to dismiss.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On and after November 2, 2022, certain DraftKings’ executives agreed to delay vesting of the third tranche of their restricted stock units granted under a long-term incentive plan and to add a service condition through an extended vesting date. This modification impacts the issuance of approximately 4 million shares of DraftKings Inc.’s Class A common stock, which are now expected to vest approximately one year after the performance condition is met.
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
Date: November 4, 2022
	By:	/s/ Jason K. Park
Name: Jason K. Park
Title: Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Erik Bradbury
Name: Erik Bradbury
Title: Chief Accounting Officer
(Principal Accounting Officer)