Form 10-K
period 2022-12-31
DraftKings Inc.
filed 2023-02-17
CIK 1883685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Registration S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was $5.0 billion based upon the closing price reported for such date on the Nasdaq Global Select Market.
As of February 15, 2023, there were 451,630,268 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 393,013,951 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.
Documents Incorporated by Reference:
Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, or the Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements depend upon events, risks and uncertainties that may be outside of our control. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, many of which are beyond our control, and, consequently, our actual results may differ materially from those projected.

Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Annual Report. Any statements contained herein that are not statements of historical fact may be forward-looking statements.

•factors relating to our business, operations and financial performance, including:
•our ability to effectively compete in the global entertainment and gaming industries;
•our ability to successfully acquire and integrate new operations;
•our ability to obtain and maintain licenses with gaming authorities;
•our inability to recognize deferred tax assets and tax loss carryforwards;
•market and global conditions and economic factors beyond our control, including the potential adverse effects of the global coronavirus (“COVID-19”) pandemic, as well as the potential impact of general economic conditions, including inflation and rising interest rates, on our liquidity, operations and personnel;
•significant competition and competitive pressures from other companies worldwide in the industries in which we operate;
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

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any of these statements to reflect events or circumstances occurring after the date of this Annual Report, except as required by applicable law. New factors may emerge and it is not possible to predict all factors that may affect our business and prospects.

PART I

On May 5, 2022 (the “GNOG Closing Date”), DraftKings Inc. (formerly New Duke Holdco, Inc.) consummated the acquisition of Golden Nugget Online Gaming, Inc., a Delaware corporation (together with its subsidiaries unless the context requires otherwise, “GNOG”), pursuant to a definitive agreement and plan of merger, dated August 9, 2021 (the “GNOG Merger Agreement”), in an all-stock transaction (the “GNOG Transaction”). In connection with the GNOG Transaction, DraftKings Inc. undertook a holding company reorganization whereby DraftKings Inc. became the going-forward public company and the direct parent company of both DraftKings Holdings Inc. (formerly DraftKings Inc.), a Nevada corporation (“Old DraftKings”), and GNOG. DraftKings Inc. is the registrant filing this Annual Report on Form 10-K as the successor registrant for Old DraftKings. Unless otherwise indicated or the context otherwise requires, the terms “DraftKings”, the “Company”, “we”, “us” and “our” refer to DraftKings Inc. (or, in respect of periods prior to the GNOG Closing Date, Old DraftKings), together with its consolidated subsidiaries.

Item 1. Business.

Overview

We are a digital sports entertainment and gaming company. We provide users with online sports betting (“Sportsbook”), online casino (“iGaming”) and daily fantasy sports (“DFS”) product offerings, as well as DraftKings Marketplace (“Marketplace”), retail sportsbook, media and other consumer product offerings. We are also involved in the design and development of sports betting and casino gaming software for online and retail sportsbooks and iGaming operators. On May 5, 2022, we acquired GNOG in an all-stock transaction to enable us to leverage Golden Nugget’s established brand to broaden our reach into new customer segments and enhance the combined company’s iGaming product offering through our vertically-integrated technology stack and GNOG’s unique capabilities, including live dealer.

Our mission is to make life more exciting by responsibly creating the world’s favorite real-money games and betting experiences. We accomplish this by creating an environment where our users can find enjoyment and fulfillment through Sportsbook, iGaming, and DFS, as well as media and other online consumer product offerings. We are also highly focused on our responsibility as a steward of this new era in real-money gaming. Our ethics guide our decision making, with respect to both the tradition and integrity of sports and our investments in regulatory compliance and consumer protection.

We continue to make deliberate and substantial investments in support of our mission and long-term growth. For example, we have invested in our product offerings and technology in order to continuously launch new product innovations; improve marketing, merchandising, and operational efficiency through data science; and deliver a great user experience. We also make significant investments in sales and marketing and incentives to grow and retain our paid user base, including personalized cross-product offers and promotions, and promote brand awareness to attract the “skin-in-the-game” sports fan. Together, these investments have enabled us to create a leading product built on scalable technology, while attracting a user base that has resulted in the rapid growth of our business.

Our priorities are to (a) continue to invest in our product offerings, (b) launch our product offerings in new jurisdictions, (c) create replicable and predictable state-level unit economics in sports betting and iGaming and (d) expand our other online consumer product offerings. When we launch Sportsbook and iGaming product offerings in a new jurisdiction, we invest heavily in user acquisition, retention and cross-selling until the new jurisdiction provides a critical mass of users engaged across our product offerings.

Our current technology is highly scalable with relatively minimal incremental spend required to launch our product offerings in new jurisdictions. We will continue to manage our fixed-cost base in conjunction with our market entry plans and focus our variable spend on marketing, user experience and support and regulatory compliance to become the product of choice for users and to maintain favorable relationships with regulators. We also expect to improve our profitability over time as our revenue and gross profit expand as states mature, and our variable marketing expenses and fixed costs stabilize or grow at a slower rate.

Our path to profitability is based on the acceleration of positive contribution profit growth driven by increased revenue and gross profit generation from ongoing efficient customer acquisition enabled by the transition from local to regional to national advertising, strong customer retention, improved monetization from frequency and higher hold percentage, as well as scale benefits from investments in our product offerings and technology and general and administrative functions. On a consolidated Adjusted EBITDA basis, we expect to achieve profitability when total contribution profit exceeds the fixed costs of our business, which depends, in part, on the percentage of the U.S. adult population that has access to our product offerings and the other factors summarized in the section entitled “Cautionary Statement Regarding Forward-Looking Statements”.

During the fiscal years ended December 31, 2022, 2021 and 2020, we had revenue of $2,240.5 million, $1,296.0 million, and $614.5 million, respectively, average monthly unique payers (“MUPs”) of 1.9 million, 1.5 million, and 0.9 million, respectively, and average revenue per MUP (“ARPMUP”) of $96, $67, and $51, respectively. Refer to the section entitled “Key Performance Indicators” within Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein for additional information regarding our MUPs and ARPMUP.

Business Combinations

Merger with Diamond Eagle Acquisition Corp. and Acquisition of SBTech (Global) Limited

We were incorporated in Nevada as DEAC NV Merger Corp., a wholly owned subsidiary of our legal predecessor, Diamond Eagle Acquisition Corp. (“DEAC”), a special purpose acquisition company. On April 23, 2020, DEAC consummated the transactions contemplated by the Business Combination Agreement dated December 22, 2019, as amended on April 7, 2020, (the “DEAC Business Combination”) and, in connection therewith:

i.DEAC merged with and into Old DraftKings, whereby Old DraftKings survived the merger and became the successor issuer to DEAC;

ii.Old DraftKings changed its name to “DraftKings Inc.”;

iii.Old DraftKings acquired DK Crown Holdings Inc. (formerly DraftKings Inc.), a Delaware corporation (“DK DE”), by way of a merger;

iv.Old DraftKings acquired all of the issued and outstanding share capital of SBTech (Global) Limited (“SBTech” and, such acquisition, the “SBTech Acquisition”); and

v.DEAC’s publicly traded units (Nasdaq: DEACU) separated into their components of publicly traded DEAC Class A common stock (Nasdaq: DEAC) and DEAC public warrants (Nasdaq: DEACW), and each outstanding share of DEAC Class A common stock was exchanged, on a one-for-one basis, for shares of Old DraftKings’ Class A common stock and all of DEAC’s outstanding warrants became warrants to acquire shares of Old DraftKings’ Class A common stock.

Upon consummation of the DEAC Business Combination and the transactions contemplated thereby:

(i)DK DE and SBTech became wholly owned subsidiaries of Old DraftKings; and

(ii)beginning April 24, 2020 (the “SBTech Closing Date”), Old DraftKings’ shares of Class A common stock traded on the Nasdaq Global Select Market (the “Nasdaq”) under the ticker symbol “DKNG”, and Old DraftKings’ warrants traded on the Nasdaq under the ticker symbol “DKNGW”. On July 7, 2020, Old DraftKings redeemed all of its outstanding public warrants that had not been exercised as of July 2, 2020, and, on July 20, 2020, Old DraftKings delisted its publicly traded warrants (the “Warrant Redemption”). Following the Warrant Redemption, only Old DraftKings’ Class A common stock continued to be traded on the Nasdaq.

Acquisition of Golden Nugget Online Gaming, Inc.

As further discussed in this Annual Report, on the GNOG Closing Date, Old DraftKings consummated the acquisition of GNOG, pursuant to the GNOG Merger Agreement. In connection with the GNOG Transaction, Old DraftKings undertook a holding company reorganization whereby a new holding company, New Duke Holdco, Inc., a Nevada corporation (“New DraftKings”), became the going-forward public company and the direct parent company of both Old DraftKings and GNOG. New DraftKings was renamed “DraftKings Inc.” on the GNOG Closing Date.

Our Product Offerings

Our revenues are predominantly generated through our three online gaming product offerings — Sportsbook, iGaming, and DFS. For Sportsbook and iGaming, we operate under both our DraftKings brand and our GNOG brand. We consider these three product offerings to be of a similar product class, and together they accounted for 94.0%, 88.4%, and 84.2% of DraftKings’

revenues for the fiscal years ended December 31, 2022, 2021 and 2020, respectively. DFS, which was our sole product offering until 2018, historically drove our results; however, since we launched Sportsbook and iGaming in 2018, states where Sportsbook and iGaming are operating have accounted for a rapidly growing proportion of our users, which has contributed, in part, to our revenue growth. In addition to our three online gaming product offerings, we also offer non-fungible tokens (“NFTs”) on Marketplace, NFT-based DFS-style contests, gaming software services, and advertising and sponsorship packages to targeted advertisers across our DFS product offering, free games, and media content.

Below is a description of each of our primary product offerings and services:

Online Gaming Product Offerings

Sportsbook - Sports betting involves a user placing a bet by wagering money on an event at some fixed odds (“proposition”) determined by DraftKings. In the event the user wins, DraftKings pays out the bet. Sportsbook engages consumers in their sports viewing experience. Our Sportsbook revenue is generated by setting odds that are intended to provide a built-in theoretical margin in each proposition offered to our users. While the actual betting patterns of our users and outcomes of individual events may cause volatility in our revenue, we believe we can deliver a stable betting win margin over the long term.

Revenue is realized by taking the settled handle for betting markets that have been resolved and subtracting the payouts for these betting markets such that the difference is the gross revenue, or “hold.”

iGaming - iGaming, or online casino, product offerings typically include the full suite of games available in land-based casinos, such as blackjack, roulette, baccarat and slot machines. For these product offerings, we function similarly to land-based casinos, generating revenue through hold, or gross winnings, as users play against the house. In iGaming, we believe there is typically lower volatility in hold percentage versus land-based casinos since the average return to a player for specific games is easier to predict in advance based on game rules and statistics.

Our iGaming product offering consists of a combination of games that we have built in-house and licensed content from suppliers such as International Gaming Technology, iForium, Light & Wonder Inc., Spin, and Evolution for live dealer services. The latter are subject to standard revenue-sharing agreements specific to each supplier, whereby the supplier receives a percentage of the net gaming revenue generated from their respective casino games played utilizing our technology. In exchange, DraftKings receives a limited license to offer the games to users in jurisdictions where use is approved by regulatory authorities. Revenue generated through our self-developed major casino games such as blackjack results in decreased overall revenue share payments as a percent of revenue.

Daily Fantasy Sports - Since our launch, we have monetized our DFS product offering by facilitating peer-to-peer play, whereby contestants compete against each other for prize money. We provide contestants with technology that establishes DFS contests, scores the contests, distributes the prizes and performs other administrative activities to enable the “skin-in-the-game” sports fan experience. Our revenue from DFS consists of the difference between the entry fees collected and the amounts paid out to contestants as prizes in a period. We also offer NFT-based DFS-style contests through our Reignmakers franchise.

Other Consumer Product Offerings

DraftKings Marketplace - We launched DraftKings Marketplace during the third quarter of 2021. Marketplace is a NFT ecosystem designed for mainstream accessibility that offers curated initial NFT drops (“Primary Sales”) and allows owners of NFTs on Marketplace to list their NFTs for sale to other Marketplace customers (“Secondary Sales”). Once marked for sale with a chosen selling price, the NFT will appear on the Marketplace secondary market. Customers can browse all available NFTs within the secondary market and can opt to purchase based on the selling price. The revenue we earn on Primary Sales and Secondary Sales is based on a specific percentage of the gross value of each such sale.

Retail Sportsbook - In addition to our online Sportsbook, we also maintain limited retail distribution in twelve states, in which our retail revenue is subject to individual agreements with a land-based casino partner (a “skin”) that provide for a revenue share. Retail distribution leverages the foot traffic for existing casino properties to convert their customers to engage with our retail sportsbook while on the premises. Similar to our online Sportsbook, retail sportsbook revenue is realized by taking the settled handle for betting markets that have been resolved and subtracting the payouts for these betting markets such that the difference is the gross revenue, or “hold.”

Media, Advertising and Sponsorship - Our advertising packages range from standard ad placements and background ad placements to more high-touch integrations, such as sponsored DFS contest series or custom site takeovers. These are typically served and tracked by a range of advertising methods that have been built directly into our product offerings and feature partnerships with brand categories ranging from entertainment to food to automotive. Each advertising package is bespoke, and we offer each client a custom “menu” of advertising options, which include online media (such as display, video and audio advertisements and page and “skin” sponsorship takeovers), custom content, including branded video content, live events such as sponsored watch parties and sponsored free or paid games, including daily fantasy, pick’em and bracket games. Each advertising package has a different pricing model, with a variety of factors affecting the pricing of a particular package including, but not limited to, (i) the sport to which the package relates and (ii) the demand for, and supply of, the individual package components. Sponsorships and custom-built games and content typically have fixed fee pricing. Other packages, such as custom-branded video content or online advertisements, are sold with a guaranteed number of impressions, which are priced per a certain number of guaranteed impressions. Each time a consumer sees an advertisement while playing, watching, reading or listening to a piece of content or playing a game, an impression is counted.

Gaming Software Services

We supply business-to-business sports betting and iGaming services globally, primarily in Europe and the United States, for various gaming operators and government-run lotteries. Our gaming software services are primarily comprised of the operations of SBTech, which we acquired on April 23, 2020, with principal activities involving the design and development of sports betting and casino gaming software. Our services are delivered through our proprietary software, and our complementary service offerings include trading and risk management and support for reporting, customer management and regulatory reporting requirements. Our gaming software services generate revenue from operators by providing sports betting and integration to iGaming content directly to operators in exchange for a share of operators’ revenues.

Offsetting the revenues attributable to our Sportsbook, iGaming, DFS, and Marketplace product offerings is the portion of gross revenue that we allocate to new and existing user incentives and promotions, which are awarded as a result of game play or at our discretion, through loyalty programs, free plays, deposit bonuses, discounts, rebates or other rewards and incentives. These offsets can be redeemed across multiple product offerings and are generally used to acquire new users, reactivate prior users and increase monetization from active users; therefore, these offsets are not directly attributable to a specific product offering, but rather attributable at a customer level. We leverage our return-on-investment models that are based on gross profit paybacks, lifetime value, player segmentation and customer and revenue retention to determine appropriate promotional levels.

Seasonality

Our business experiences seasonality based on the relative popularity of certain sports. Although sporting events occur throughout the year, our users are typically most active in the fourth quarter due to the overlapping calendars of the NFL and NBA seasons, which are the most popular sports on our Sportsbook product offering.

Our Technology and Product Development

In order to build the best real-money games and product offerings, we have invested in core disciplines across our technology, analytics and marketing, which have allowed us to rapidly bring innovative new experiences to market while gaining a unique understanding of our users. The result has been leadership in our industry, fueled by a brand reputation and a depth of user trust that we believe has set us apart from our competitors.

Our product offerings are comprised of varying levels of proprietary and third-party software. Our DraftKings-branded product offerings are bound together with a common account management and regulatory compliance service and can be accessed with the same account and wallet. Across our product offerings, we have endeavored to own the technology in-house for any critical component and to utilize a combination of new technologies, including data science and machine learning, to optimize conversion and efficiency.

DraftKings’ core product offerings are built on top of integrated, proprietary account management technology. This technology provides our users with access to their account history across all DraftKings-branded product offerings and a uniform identity verification system, which is critical to enabling seamless navigation from our national DFS audience to our DraftKings-branded Sportsbook and iGaming product offerings, as existing DFS contestants need not manage a separate set of account credentials and payment methods for each product offering. Our users also enjoy a highly functional wallet which, in many cases, permits user funds to flow freely from product offering to product offering. The technology is certified to safely store user payment information, which reduces our dependency on any particular payment processor, provides redundancy and gives us the flexibility to route our payment volume to a processor of our choosing. In addition, our technology is built to be customizable to the specific regulations of individual jurisdictions.

Across our product offerings, we actively use data science and machine learning to help optimize conversion and monetization. Within our DFS product offering, data science algorithms are used to customize a contestant’s home screen based upon his or her past entry history. We build recommendations by identifying the type of contests that a contestant is most likely to enter, along with the entry fee and prize structure that he or she will find most appealing. In addition, contest-pacing algorithms identify contests that might present a financial exposure and increase the contests’ visibility within the product appropriately. Similarly, within our Sportsbook product offering, recommendation engines are used to present betting markets to users based upon their past play history and location. These services are also critical to our back-end infrastructure, as they drive key elements of our fraud and compliance program.

Marketing

User Acquisition and Retention - Our ability to effectively market is paramount to our operational success. Utilizing a blend of analytics and data science as our foundation, we leverage our marketing to acquire, retain and reactivate users while building a trusted consumer-facing brand. We use a variety of free and paid marketing channels, in combination with compelling offers and exciting games, to achieve our objectives. Furthermore, we optimize our marketing spend using data collected since the beginning of our operations, as well as additional data that we collect from vendors, partners and data providers. Our marketing spend is based on a return-on-investment model that considers a variety of factors, including the performance of different marketing channels, predicted lifetime value and behavior of users across various product offerings, the location of our users and our estimate of when enabling legislation and regulations for sports betting and iGaming may come to fruition.

Where paid marketing is concerned, we leverage a broad array of advertising channels, including television, radio, social media platforms such as Facebook, Instagram, Twitter and Snapchat, affiliates and paid and organic search, and other digital channels such as mobile display. For Sportsbook and iGaming, these efforts are concentrated within the specific jurisdictions that have passed enabling legislation and regulations, and in which we operate or intend to operate (which vary on a per-offering basis). Our marketing expenditures tend to be highly seasonal, with most spend correlating with the start of a sports season and during its playoffs and championships.

In addition to traditional paid advertising channels, we cross-promote our product offerings to our existing user base through internal channels such as mobile push notifications, email and text messages, and external channels such as Facebook, Twitter, Instagram and Snapchat. Through those channels, we use a combination of content, contests and promotions to engage existing users. Additionally, we incentivize our users to refer new users through our “Refer-a-Friend” program, offering incentives such as free entries into tournaments or free bets if the referred user ultimately interacts with our product offerings.

League, Team, and Media Relationships - We engage in relationships with sports leagues, including the NFL, NBA, MLB, NHL, and UFC, and professional sports teams to improve our brand awareness, improve user retention and create unique collaborative integrations for our users.

We also engage in relationships with media partners. In September 2020, we entered into a multi-year agreement with ESPN to become a co-exclusive sportsbook link-out provider and exclusive daily fantasy sports link-out provider across a selection of ESPN’s digital properties. Under the agreement, we are able to advertise our product offerings across ESPN’s digital platforms and through integrations into ESPN programming. In September 2022, Amazon selected DraftKings as a sponsor and official pre-game odds provider for Thursday Night Football (“TNF”) on Prime Video. Under the multi-year agreement, TNF on Prime Video will feature DraftKings integrations in its live pregame, including odds and additional sports betting insights, as well as other TNF-themed offerings. We also have established partnerships with media entities like Meadowlark Media and iHeartMedia as we seek to grow our audience of U.S. sports fans and potential users.

Distribution

We distribute our Sportsbook, iGaming, DFS and Marketplace product offerings through various channels, including traditional websites, direct app downloads and global direct-to-consumer digital platforms such as the Apple App Store and the Google Play store. These two digital platforms are the main distribution channels for our product offerings. Our DFS product offering is delivered as a free application through both the Apple App Store and Google Play Store and is also accessible via mobile and traditional websites. Our Sportsbook and iGaming product offerings are primarily distributed through the Apple App Store and a traditional website. We allow our Android Sportsbook and iGaming users to install our Sportsbook and iGaming product offerings through the Google Play Store and our website. We derive nearly all of our revenue through product offerings distributed via the Apple App Store, Google Play Store and via traditional websites. For all of our product offerings, neither Apple nor Google take any revenue share for distribution.

For our gaming software services, Sportsbook and iGaming product offerings and services are distributed online via the Apple App Store, Google Play Store and traditional websites by operators that have licensed such products and services directly from us, while retail product offerings and services are distributed primarily via self-service betting terminals and standalone computer terminals. Similarly, Apple and Google do not take any revenue share for distributing those product offerings and services.

Intellectual Property

Our business substantially relies on the creation, acquisition, use and protection of intellectual property. Some of this intellectual property is in the form of software code, patented technology and trade secrets that we use to develop and properly run our Sportsbook, iGaming, and DFS product offerings and related services. We also create intellectual property that includes proprietary sports betting, iGaming, and DFS-related technology and content, as well as proprietary data acquired from the use of those product offerings.

While most of the intellectual property we use is created by us, we have obtained rights to use the intellectual property of third parties through licenses and service agreements with those third parties. Although we believe these licenses are sufficient for the operation of the Company, these licenses typically limit our use of the third parties’ intellectual property to specific uses and for specific time periods.

We protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties. We also engage in monitoring the activities of third parties with respect to potential infringing uses of our intellectual property by third parties.

We actively seek patent protection covering inventions originating from us and, from time to time, review opportunities to acquire patents to the extent we believe such patents may be useful or relevant to our business.

In addition to these contractual arrangements, we also rely on a combination of trade secret, copyright, trademark, trade dress, domain name and patents to protect our product offerings and other intellectual property. We typically own the copyright to the software code to our content, as well as trademarks under which our Sportsbook, iGaming, and DFS product offerings and related services are marketed. We pursue the registration of our domain names, trademarks, and service marks in the United States and in locations outside the United States. Our registered trademarks in the United States include “DraftKings,” and the names of certain of our services and applications, among others.

Competition

We operate in the global entertainment and gaming industries, primarily with our Sportsbook, iGaming, DFS, and Marketplace product offerings. Our users face a vast array of entertainment choices. Other forms of entertainment, such as television, movies, sporting events and in-person casinos, are more well established and may be perceived by our users to offer greater variety, affordability, interactivity and enjoyment. We compete with these and other forms of entertainment for the discretionary time and income of our users.

The specific industries in which we operate are characterized by dynamic customer demand and technological advances, and there is significant competition among online gaming and entertainment providers. A number of established, well-financed companies producing online gaming and/or interactive entertainment products and services compete with our product offerings, and other well-capitalized companies may introduce competitive services. There has also been consolidation among competitors in the entertainment and gaming industries and such consolidation and future consolidation could result in the formation of larger competitors with increased financial resources and altered cost structures, which may enable them to offer more competitive products, gain a larger market share, expand product offerings and broaden their geographic scope of operations.

Human Capital Resources

As a multinational technology company with over 4,200 employees located in six countries, our business success is driven by our highly skilled workforce. With our global technology and product team, consisting of over 1,700 employees (which includes over 1,200 engineers), we are well positioned to deliver new, innovative and exciting products to our growing base of customers.

At DraftKings, we recognize that engaging and developing our employees is a key to our success and we rely on attracting and retaining our talent to deliver on DraftKings’ goal to be a leader in today’s fast-growing global entertainment and gaming industries. We routinely measure our employees’ level of engagement and satisfaction through a comprehensive annual engagement survey followed by quarterly pulse surveys. These surveys ensure we hear directly from our valuable employees on how we can better focus on the following areas: (i) alignment with DraftKings’ mission/vision and in-role clarity, (ii) manager effectiveness, (iii) growth opportunities, (iv) inclusion, equity and belonging, (v) work-life balance, (vi) rewards and recognition, (vii) enablement and (viii) overall satisfaction.

We have committed to and formalized employee development programs that support inclusion, equity and belonging, and promote creativity and innovation through various leadership and talent management programs. DraftKings’ talent training programs are designed to provide increased career and internal mobility for our employees, identify development opportunities, and proactively support succession planning.

We also offer our employees a holistic total rewards package with competitive compensation and premier health and welfare programs for employees and their dependents. In addition, most full-time employees receive an equity award upon hire and are also eligible for equity awards on a recurring basis to align compensation with long-term stockholder interests and to allow them to participate in the Company’s financial success. Our paid time off programs enable our workforce to enjoy personal time away from their job responsibilities.

We continue to take action to protect our employees’ health in response to the COVID-19 pandemic. Since the second quarter of 2022, our primary offices, including our corporate headquarters in Boston, Massachusetts, have been re-opened with many of our employees returning to work onsite in various capacities. We will continue to monitor developments relating to disruptions and uncertainties caused by COVID-19 and the emergence of additional variants or strains thereof.

Government Regulation

DraftKings is subject to various U.S. and foreign laws and regulations that affect our ability to operate our Sportsbook, iGaming, and DFS product offerings. These product offerings are generally subject to extensive and evolving regulations that could change based on political and social norms and that could be interpreted in ways that could negatively impact our business.

The gaming industry (inclusive of our Sportsbook and iGaming product offerings) is highly regulated and we must maintain licenses and pay gaming taxes or a percentage of revenue where required by the jurisdictions in which we operate in order to continue our operations. Our business is subject to extensive regulation under the laws, rules and regulations of the jurisdictions in which we operate. These laws, rules and regulations generally concern the responsibility, financial stability, integrity and character of the owners, managers and persons with material financial interests in the gaming operations along with the integrity and security of sports betting and iGaming product offerings. Violations of laws or regulations in one jurisdiction could result in disciplinary action in that and other jurisdictions.

Gaming laws are generally based upon declarations of public policy designed to protect gaming consumers and the viability and integrity of the gaming industry. Gaming laws also may be designed to protect and maximize state and local tax revenues, as well as to enhance economic development and tourism. To accomplish these public policy goals, gaming laws establish stringent procedures to ensure that participants in the gaming industry meet certain standards of character and responsibility.

Licensing and Suitability Determinations

In order to operate in certain jurisdictions, we must obtain either a temporary or permanent license or determination of suitability from the responsible authorities. We seek to ensure that we obtain all necessary licenses to develop and put forth our product offerings in the jurisdictions in which we operate and where our users are located.

Gaming laws in certain jurisdictions require DraftKings Inc., and each of its subsidiaries engaged in gaming operations, certain of our directors, officers and employees, and in some cases, certain of our stockholders, to obtain licenses from gaming authorities. Such licenses typically require a determination that the applicant qualifies or is suitable to hold the license. When determining whether to grant such a license to an applicant, gaming authorities generally consider: (i) the financial stability, integrity and responsibility of the applicant (including verification of the applicant’s sources of funding); (ii) the quality and security of the applicant’s online real-money gaming platform, hardware and related software (including the platform’s ability to operate in compliance with local regulation, as applicable); (iii) the applicant’s history; (iv) the applicant’s ability to operate its gaming business in a socially responsible manner; and (v) in certain circumstances, the effect on competition.

Gaming authorities may, subject to certain administrative procedural requirements, (i) deny an application, or limit, condition, revoke or suspend any license issued by them; (ii) impose fines, either on a mandatory basis or as a consensual settlement of regulatory action; (iii) demand that named individuals or stockholders be disassociated from a gaming business; and (iv) in serious cases, liaise with local prosecutors to pursue legal action, which may result in civil or criminal penalties.

Events that may trigger revocation of such a gaming license or another form of sanction vary by jurisdiction. However, typical events include, among others: (i) conviction in any jurisdiction of certain persons with an interest in, or key personnel of, the licensee of an offense that is punishable by imprisonment or may otherwise cast doubt on such person’s integrity; (ii) failure without reasonable cause to comply with any material term or condition of the gaming license; (iii) declaration of, or otherwise engaging in, certain bankruptcy, insolvency, winding-up or discontinuance activities, or an order or application with respect to the same; (iv) obtaining the gaming license by a materially false or misleading representation or in some other improper way; (v) violation of applicable anti-money laundering or terrorist financing laws or regulations; (vi) failure to meet commitments to users; (vii) failure to pay in a timely manner all gaming or betting taxes or fees due; or (viii) determination by the gaming authority that there is another material and sufficient reason to revoke or impose another form of sanction upon the licensee.

Product-Specific Licensing

Sportsbook

As of February 15, 2023, 32 U.S. states, the District of Columbia and Puerto Rico have legalized some form of sports betting. Of those 34 legal jurisdictions, 27 have legalized online sports betting. Of those 27 jurisdictions, 24 are live, and DraftKings operates in 20 of them. As of February 15, 2023, we operate our online sports betting product offering via the DraftKings Sportsbook app in Arizona, Colorado, Connecticut, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Michigan, New Hampshire, New Jersey, New York, Ohio, Oregon, Pennsylvania, Tennessee, Virginia, West Virginia and Wyoming pursuant to our licenses, temporary licenses, or executed vendor agreements granted by the gaming or lottery commission of such states, specifically, the Arizona Department of Gaming, Colorado Limited Gaming Control Commission, Connecticut State Department of Consumer Protection, the Illinois Gaming Board, the Indiana Gaming Commission, the Iowa Racing and Gaming Commission, the Kansas Racing and Gaming Commission, the Louisiana Gaming Control Board, the Maryland Lottery and Gaming Control Agency, the Michigan Gaming Control Board, the New Hampshire Lottery Commission, the New Jersey Division of Gaming Enforcement, the New York State Gaming Commission, the Ohio Casino Control Commission, the Oregon State Lottery, the Pennsylvania Gaming Control Board, the Tennessee Sports Wagering Advisory Council, the Virginia Lottery, the West Virginia Lottery, and the Wyoming Pari-Mutuel Commission. Additionally, DraftKings operates its online sports betting product offering in the Canadian province of Ontario pursuant to a license granted by the Alcohol and Gaming Commission of Ontario.

In addition to our DraftKings-branded sports betting product offering, we operate our GNOG-branded online sports betting product offering via the GNOG Sportsbook app in Arizona, Michigan, New Jersey, and West Virginia, pursuant to our licenses granted by the respective state’s gaming or lottery commission as described above.

We also operate retail sportsbooks in Colorado, Connecticut, Illinois, Iowa, Kansas, Louisiana, Michigan, Mississippi, New Hampshire, New Jersey, New York and Washington pursuant to state and/or tribal regulatory regimes.

On May 14, 2018, the U.S. Supreme Court issued an opinion determining that the Professional and Amateur Sports Protection Act (“PASPA”) was unconstitutional. PASPA prohibited certain states from “authorizing by law” any form of sports betting. In striking down PASPA, the U.S. Supreme Court opened the potential for state-by-state authorization of sports betting. Several states and territories, including Arizona, Arkansas, Colorado, Connecticut, Delaware, Illinois,

Indiana, Iowa, Kansas, Louisiana, Maine, Maryland, Massachusetts, Michigan, Mississippi, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New York, North Carolina, Ohio, Oregon, Pennsylvania, Puerto Rico, Rhode Island, South Dakota, Tennessee, Virginia, Washington, Washington, D.C., West Virginia, and Wyoming already have laws authorizing and regulating some form of sports betting online or in brick-and-mortar establishments. Sports betting in the United States is subject to additional laws, rules and regulations at the state level. See “Risk Factors - Risk Factors Relating to our Business and Industry - Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business. Any change in existing regulations or their interpretation, or the regulatory climate applicable to our products and services, or changes in tax rules and regulations or interpretation thereof related to our products and services, could adversely impact our ability to operate our business as currently conducted or as we seek to operate in the future, which could have a material adverse effect on our financial condition and results of operations.”

iGaming

As of February 15, 2023, we operate our DraftKings-branded iGaming product offering in New Jersey pursuant to a transactional waiver granted by the New Jersey Division of Gaming Enforcement, in Connecticut pursuant to a license granted by the Connecticut State Department of Consumer Protection, in Michigan pursuant to a license granted by the Michigan Gaming Control Board, in the Canadian Province of Ontario pursuant to a license granted by the Alcohol and Gaming Commission of Ontario, in Pennsylvania pursuant to a license granted by the Pennsylvania Gaming Control Board, and in West Virginia pursuant to an interim license granted by the West Virginia Lottery. In addition, we operate our GNOG-branded iGaming product offering in Michigan, New Jersey, and West Virginia, subject to licenses or temporary licenses granted by the Michigan Gaming Control Board, the New Jersey Division of Gaming Enforcement and the West Virginia Lottery, respectively.

Generally, online gambling in the United States is only lawful when specifically permitted under applicable state law. At the federal level, several laws provide federal law enforcement with the authority to enforce and prosecute gambling operations conducted in violation of underlying state gambling laws. These enforcement laws include the Unlawful Internet Gambling Enforcement Act (the “UIGEA”), the Illegal Gambling Business Act and the Travel Act. No violation of the UIGEA, the Illegal Gambling Business Act or the Travel Act can be found absent a violation of an underlying state law or other federal law.

In addition, the Wire Act of 1961 (the “Wire Act”) provides that anyone engaged in the business of betting or wagering knowingly using a wire communication facility for the transmission in interstate or foreign commerce of bets or wagers or information assisting in the placing of bets or wagers on any sporting event or contest, or for the transmission of a wire communication which entitles the recipient to receive money or credit as a result of bets or wagers, or for information assisting in the placing of bets or wagers, may be fined or imprisoned, or both. However, the Wire Act notes that it shall not be construed to prevent the transmission in interstate or foreign commerce of information for use in news reporting of sporting events or contests, or for the transmission of information assisting in the placing of bets or wagers on a sporting event or contest from a state or foreign country where betting on that sporting event or contest is legal into a state or foreign country in which such betting is legal. Although there was previous litigation in the First Circuit as to whether the Wire Act applied beyond sports betting, on January 20, 2021, the United States Court of Appeals for the First Circuit held, among other things, that the Wire Act’s prohibitions are limited to bets or wager on sporting events or contests.

Daily Fantasy Sports

As of February 15, 2023, our DFS product offering is available in 44 U.S. states, the District of Columbia, certain provinces in Canada and the United Kingdom. In those states that currently require a license or registration for DFS operations, DraftKings has either obtained the appropriate license or registration or a provisional license from the relevant regulatory authority, or is operating pursuant to a grandfathering clause that allows operation pending the availability of licensing applications and subsequent grant of a license. DraftKings also has two foreign DFS licenses, in the United Kingdom and Malta, and operates under its license in the United Kingdom. Various state laws and regulations govern our licenses, but generally such state laws and regulations define paid fantasy sports, establish the rules concerning the application and licensure procedures for gaming operators in the fantasy sports business and regulate practices for paid fantasy sports deemed to be detrimental to the public interest. As part of the licensing process, we must submit, in some jurisdictions, extensive materials on our operations, including our technology and data security, age verification of contestants, segregation of account funds and responsible gaming initiatives.

In the United States, our DFS licenses are generally granted for a predetermined period of time (typically ranging from one to four years) or require documents to be supplied on a regular basis in order to maintain our licenses.

We also maintain DFS licenses in the United Kingdom and Malta. In the United Kingdom, online gaming and sports betting is subject to the Gambling Act 2005 (the “GA2005”), as amended by the Gambling (Licensing and Advertising)

Act 2014, and the regulations promulgated thereunder. Under the GA2005, entities wishing to offer online sports betting (which for purposes of GA2005 is defined to include DFS) and/or online casino services to persons located in the United Kingdom must first obtain a remote gambling operating license from the Gambling Commission. We hold a remote-pool-betting operating license authorizing us to offer our DFS product offering to residents of the United Kingdom. That license may be varied to add further product categories permitting, for example, fixed-odds-sports betting and online casinos. We also hold a gambling software operating license issued by the Gambling Commission, which authorizes us to develop the DFS software we use. Our British licenses are not limited by a term, subject to the payment of annual fees and compliance with license conditions. In Malta, online gaming and sports betting is subject to the Gaming Act 2018 and the regulations promulgated thereunder. Fantasy sports (including DFS) are considered a controlled skill game for the purposes of the Gaming Authorizations Regulations. Our subsidiary, Crown DFS Malta Limited, holds a gaming services license, issued by the Malta Gaming Authority, which authorizes the holder to conduct controlled skill games. Our Malta license was originally issued in 2017. Under the Gaming Act 2018, it has a duration of 10 years.

Gaming Software

Our gaming software services, formerly the operations of SBTech, are licensed in various states in the United States and in the United Kingdom, Gibraltar, Malta, Romania and Belgium. Additionally, our gaming software is certified in multiple regulated jurisdictions in accordance with local licenses held by operators utilizing our gaming software in these jurisdictions.

As of February 15, 2023, we supplied our SBTech gaming software to U.S operators in Arizona, Colorado, Connecticut, Illinois, Indiana, Iowa, Michigan, New Hampshire, New Jersey, New York, Oregon, Pennsylvania, Tennessee, Virginia, West Virginia, and Wyoming, and we supplied retail sportsbook gaming software services in Colorado, Connecticut, Illinois, Iowa, Kansas, Louisiana, Michigan, Mississippi, New Hampshire, New Jersey, New York and Washington pursuant to state and/or tribal regulatory regimes.

Data Protection and Privacy

In addition to our licensing regime for our product offerings, we also take significant measures to protect users’ privacy and data. Our programs are described in further detail below.

Because we handle, collect, store, receive, transmit and otherwise process certain personal information of our users and employees, we are subject to U.S. federal and state laws and foreign laws related to the privacy and protection of such data, and we may also face particular privacy, data security and data protection risks in connection with requirements under the amended California Consumer Privacy Act and its implementing regulations, Virginia’s Consumer Data Protection Act, the General Data Protection Regulation of the European Union (EU) 2016/679 (the “GDPR”), and other data protection regulations. Any failure to comply with these rules may result in regulatory fines or penalties including orders that require us to change the way we process data. In the event of a data breach, we are also subject to breach notification laws in the jurisdictions in which we operate, including under the GDPR, and the risk of litigation and regulatory enforcement actions.

Any significant change to applicable laws, regulations, interpretations of laws or regulations, or market practices, regarding the use of personal data, or regarding the manner in which we seek to comply with applicable laws and regulations, could require us to make modifications to our product offerings, services, policies, procedures, notices, and business practices, including potentially material changes. Such changes could potentially have an adverse impact on our business.

Compliance

We have developed and implemented an internal compliance program to help ensure that we comply with legal and regulatory requirements imposed on us in connection with our Sportsbook, iGaming and DFS product offerings. Our compliance program focuses on, among other things, reducing and managing problematic gaming and providing tools to assist users in making educated choices related to gaming activities.

Our gaming software services have been built from the ground up to meet the needs of differing regulatory regimes, including configurable regulatory and responsible gaming controls such as responsible gaming tests, operator alerts on player behavior, deposit limits, betting limits, loss limits, timeout facilities, session limits, reality checks, balance thresholds and intended gaming amounts. These features allow the operators’ customers to control their gaming and play responsibly.

Responsible and Safer Gaming

We view the safety and welfare of our users as critical to our business and have made associated investments in our processes and systems. We are committed to industry-leading responsible gaming practices and seek to provide our users with the resources and services they need to play responsibly. Additionally, all of our employees take responsible gaming training with mandatory periodic refresher training, overseen by our compliance team.

Available Information

Our Internet address is www.DraftKings.com. Our website and the information contained therein or linked thereto are not part of this Annual Report. We make available free of charge through our internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, registration statements and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish them to the U.S. Securities and Exchange Commission (the “SEC”). The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at www.sec.gov.

Item 1A. Risk Factors.

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, prospects, financial condition and results of operations. The risk factors described below should be read together with the other information set forth in this Annual Report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC.

Summary of Material Risk Factors

Our business is subject to a number of risks, which are discussed more fully below and include, but are not limited to, the following:

•There is significant competition within the global entertainment and gaming industries and our existing and potential users may be attracted to competing forms of entertainment such as television, movies and sporting events, as well as other entertainment and gaming options on the Internet. If our product offerings do not continue to be popular, our business could be harmed.
•Reductions in discretionary consumer spending could have an adverse effect on our business, financial condition, results of operations and prospects.
•Our projections are subject to significant risks, assumptions, estimates and uncertainties, including assumptions regarding future legislation and changes in regulations, both inside and outside of the United States. As a result, our projected revenues, market share, expenses and profitability may differ materially from our expectations.
•The success, including win or hold rates, of existing or future sports betting and iGaming product offerings depends on a variety of factors and is not completely controlled by us.
•We rely on information technology and other systems and services, and any failures, errors, defects or disruptions in our systems or services could diminish our brand and reputation, subject us to liability, disrupt our business, affect our ability to scale our technical infrastructure and adversely affect our operating results and growth prospects. Our games and other software applications and systems, and the third-party platforms upon which they are made available could contain undetected errors.
•Despite our security measures, our information technology and infrastructure are vulnerable to attacks by hackers or breaches due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen, which could damage our reputation, cause a loss of confidence in our product offerings or services, or otherwise adversely affect our business.

•We rely on strategic relationships with casinos, tribes and horse-tracks in order to be able to offer our Sportsbook and iGaming product offerings in certain jurisdictions. If we cannot establish and manage such relationships with such partners, our business, financial condition and results of operations could be adversely affected.
•Our business model depends upon the continued compatibility between our apps and the major mobile operating systems and upon third-party platforms for the distribution of our product offerings. If Google Play or the Apple App Store prevents users from downloading our apps or augments the restrictions on advertising to our users, our ability to grow our revenue, profitability and prospects may be adversely affected.
•We may invest in or acquire other businesses, and our business may suffer if we are unable to successfully integrate acquired businesses into our Company or otherwise manage the growth associated with multiple acquisitions.
•Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business. Any change in existing regulations or their interpretation, or the regulatory climate applicable to our product offerings and services, or changes in tax rules and regulations or interpretation thereof related to our product offerings and services, could adversely impact our ability to operate our business as currently conducted or as we seek to operate in the future, which could have a material adverse effect on our financial condition and results of operations.
•Our growth prospects depend on the legal status of real-money gaming in various jurisdictions, predominantly within the United States, and legalization may not occur in as many jurisdictions as we expect, or may occur at a slower pace than we anticipate. Additionally, even if jurisdictions legalize real-money gaming, this may be accompanied by legislative or regulatory restrictions and/or taxes that make it impracticable or less attractive to operate in those jurisdictions, or the process of implementing regulations or securing the necessary licenses to operate in a particular jurisdiction may take longer than we anticipate, or existing laws or regulations may be changed or interpreted adversely, any of which could adversely affect our future results of operations and make it more difficult to meet our expectations for financial performance.
•Our growth prospects and market potential will depend on our ability to obtain licenses to operate in a number of jurisdictions, and if we fail to obtain and subsequently maintain such licenses, our business, financial condition, results of operations and prospects could be impaired.
•We have been, and continue to be, the subject of governmental investigations and inquiries with respect to the operation of our businesses, and we could be subject to future governmental investigations and inquiries, legal proceedings and enforcement actions. Any such investigation, inquiry, proceeding or action, could adversely affect our business.
•Negative events or negative media coverage relating to, or a declining popularity of, sports betting, online sports betting, daily fantasy sports, or the underlying sports or athletes, or iGaming in particular, or other negative coverage may adversely impact our ability to retain or attract users, which could have an adverse impact on our business.
•Due to the nature of our business, we are subject to taxation in a number of jurisdictions and changes in, or new interpretations of, tax laws, tax rulings or their application by tax authorities could result in additional tax liabilities and could materially affect our financial condition and results of operations. We have been, and continue to be, subject to periodic audits and examinations by the Internal Revenue Service (the “IRS”), as well as state and local taxing authorities, the results of which may materially impact our financial statements in the period in which the audit or examination occurs.
•The trading price of our Class A common stock has been, and will likely continue to be, volatile and you could lose all or part of your investment.
•Because we are a “controlled company” under The Nasdaq Stock Market listing standards, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.

•Our dual class structure has the effect of concentrating voting power with our Chief Executive Officer and Chairman, which limits an investor’s ability to influence the outcome of important transactions, including a change in control.

The summary risk factors described above should be read together with the text of the full risk factors below and the other information set forth in this Annual Report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. If any such risks and uncertainties actually occur or are further aggravated, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

Risk Factors Relating to Our Business and Industry

There is significant competition within the global entertainment and gaming industries and our existing and potential users may be attracted to competing forms of entertainment such as television, movies and sporting events, as well as other entertainment and gaming options on the Internet. If our product offerings do not continue to be popular, our business could be harmed.

We operate in the global entertainment and gaming industries with our Sportsbook, iGaming and DFS product offerings and our gaming software services. Our users face a vast array of entertainment choices. Other forms of entertainment, such as television, movies, sporting events and in-person casinos, are more well-established and may be perceived by our users to offer greater variety, affordability, interactivity and enjoyment. We compete with these other forms of entertainment for the discretionary time and income of our users. If we are unable to sustain sufficient interest in our Sportsbook, iGaming and DFS product offerings in comparison to other forms of entertainment, including new forms of entertainment, our business model may not continue to be viable.

The specific industries in which we operate are characterized by dynamic customer demand and technological advances, and there is significant competition among online gaming and entertainment providers. A number of established, well-financed companies producing online gaming and/or interactive entertainment products and services compete with our product offerings, and other well-capitalized companies may introduce competitive services. Such competitors may spend more money and time on developing and testing products and services, undertake more extensive marketing campaigns, adopt more aggressive pricing or promotional policies or otherwise develop more commercially successful products or services than ours, which could negatively impact our business. Our competitors may also develop products, features, or services that are similar to ours or that achieve greater market acceptance. Such competitors may also undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. Furthermore, new competitors, whether licensed or not, may enter the gaming industry. There has also been considerable consolidation among competitors in the entertainment and gaming industries and such consolidation and future consolidation could result in the formation of larger competitors with increased financial resources and altered cost structures, which may enable them to offer more competitive products, gain a larger market share, expand product offerings and broaden their geographic scope of operations. If we are not able to maintain or improve our market share, or if our product offerings do not continue to be popular, our business could suffer.

Economic downturns and political and market conditions beyond our control could adversely affect our business, financial condition and results of operations.

Our financial performance is subject to global and U.S. economic conditions and their impact on levels of spending by users and advertisers. Economic recessions have had, and may continue to have, far reaching adverse consequences across many industries, including the global entertainment and gaming industries, which may adversely affect our business and financial condition.

The global and U.S. economies experienced tepid growth immediately following the global financial crisis in 2008 – 2009 and more recently experienced a period of increased volatility during the global COVID-19 pandemic. Ongoing or intensifying economic weakness, including recessions, economic slowdowns, uncertainties in the global financial markets and other adverse economic conditions, including inflation, changes in monetary policy and increased interests rates, or other changes in economic and political conditions may result in a material adverse effect on our business, financial condition, results of operations or prospects.

In addition, changes in general market, economic and political conditions in domestic and foreign economies or financial markets, including fluctuation in stock markets resulting from, among other things, trends in the economy as a whole may reduce users’ disposable income and advertisers’ budgets. Any one of these changes could have a material adverse effect on our business, financial condition, results of operations or prospects.

Certain of our operations are in non-U.S. jurisdictions and are subject to the economic, political, regulatory, and other risks of international operations.

We conduct business in numerous countries that carry high levels of currency, political, compliance and economic risk. For example, we have a research and development office in Ukraine, and the military conflict between Russia and Ukraine and any business interruptions or other spillover effects from such conflict could adversely affect our operations. Operations in non-U.S. jurisdictions can present many risks, including volatility in gross domestic product and rates of economic growth, financial and governmental instability, cultural differences (such as employment and business practices) and the imposition of exchange and capital controls.

Instability and uncertainties arising from the global geopolitical environment and the evolving international and domestic political, regulatory, and economic landscape, including the potential for changes in global trade policies, including sanctions and trade barriers, and trends such as populism, economic nationalism and negative sentiment toward multinational companies, as well as the cost of compliance with increasingly complex and often conflicting regulations worldwide, can impair our flexibility in modifying our product offerings, marketing, hiring or other strategies for growing our businesses, as well as our ability to improve productivity and maintain acceptable operating margins.

The United States and other countries may implement actions, including trade actions, tariffs, export controls, and sanctions, against other countries or localities, which along with any retaliatory measures could increase costs, adversely affect our operations, or adversely affect our ability to meet contractual and financial obligations. For example, in response to the conflict between Russia and Ukraine, the U.S. government and other governments have imposed a series of sanctions against certain Russian government, government-related, and other entities and individuals, together with enhanced export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. The governments of other jurisdictions in which we operate, such as the European Union and Canada, have also implemented additional sanctions or other restrictive measures. Additionally, it is possible that the Russia-Ukraine conflict may escalate or expand, and the scope, extent and duration of the military action, current or future sanctions and resulting market and geopolitical disruptions could be significant. While to date these sanctions and export controls have not had a material impact on our business, it is possible that these measures, as well as any countervailing responses from Russia, could adversely affect us and/or our supply chain, business partners or customers.

While these factors and their impact are difficult to predict, any one or more of them could have a material adverse effect on our competitive position, results of operations, financial condition or liquidity.

Reductions in discretionary consumer spending could have an adverse effect on our business, financial condition, results of operations and prospects.

Our business is particularly sensitive to reductions from time to time in discretionary consumer spending. Demand for entertainment and leisure activities, including gaming, can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond our control. Unfavorable changes in general economic conditions, including recessions, economic slowdowns, sustained high levels of unemployment, and rising prices or the perception by consumers of weak or weakening economic conditions, may reduce our users’ disposable income or result in fewer individuals engaging in entertainment and leisure activities, such as sports betting, online gaming or daily fantasy sports. As a result, we cannot ensure that the demand for our product offerings will remain consistent. Adverse developments affecting economies throughout the world, and particularly in the United States, including a general tightening of availability of credit, decreased liquidity in certain financial markets, inflation, increased interest rates, foreign exchange fluctuations, increased energy costs, acts of war or terrorism, transportation disruptions, natural disasters, declining consumer confidence, sustained high levels of unemployment or significant declines in stock markets, as well as concerns regarding pandemics, epidemics and the spread of contagious diseases, could lead to a further reduction in discretionary spending on leisure activities, such as our Sportsbook, iGaming and DFS product offerings.

We may experience fluctuations in our operating results, which could make our future results difficult to predict and could cause our operating results to fall below expectations.

Our financial results have fluctuated in the past, and we expect our financial results to fluctuate from quarter to quarter in the future. These fluctuations may be due to a variety of factors, some of which are outside of our control and may not fully reflect the underlying performance of our business.

Our financial results in any given quarter may be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including the impact of seasonality and our betting results, and the other risks and uncertainties set forth herein. In particular, our Sportsbook and DFS operations have significant exposure to, and may be materially impacted by, sporting events and seasons, which can result in short-term volatility in betting win margins and user engagement, thus impacting revenues. While we have been able to forecast revenues from our DFS business with greater precision than for newer product offerings, we cannot provide assurances that consumers will engage with our DFS product offering on a consistent basis. Consumer engagement with our Sportsbook, iGaming and DFS product offerings may decline or fluctuate as a result of a number of factors, including the popularity of the underlying sports, the user’s level of satisfaction with our product offerings, our ability to improve and innovate, our ability to adapt our product offerings, outages and disruptions of online services, the availability of live sporting events, the services offered by our competitors, our marketing and advertising efforts or declines in consumer activity generally as a result of economic downturns, among others. Any decline or fluctuation in the recurring portion of our business may have a negative impact on our business, financial condition, results of operations or prospects.

In our iGaming product offering, operator losses are limited per stake to a maximum payout. When looking at bets across a period of time, however, these losses can potentially be significant. Our quarterly financial results may also fluctuate based on whether we pay any jackpots to our iGaming users during the relevant quarter. As part of our iGaming product offering, we may offer progressive jackpot games. Each time a progressive jackpot game is played, a portion of the amount wagered by the user is contributed to the jackpot for that specific game or group of games. Once a jackpot is won, the progressive jackpot is reset with a predetermined base amount. While we maintain a reserve for these progressive jackpots, the cost of the progressive jackpot payout would be a cash outflow for our business in the period in which it is won with a potentially significant adverse effect on our financial condition and cash flows. Because winning a progressive jackpot is underpinned by a random mechanism, we cannot predict with certainty when any such jackpot will be won. In addition, we do not insure against random outcomes or jackpot wins.

Our projections are subject to significant risks, assumptions, estimates and uncertainties, including assumptions regarding future legislation and changes in regulations, both inside and outside of the United States. As a result, our projected revenues, market share, expenses and profitability may differ materially from our expectations.

We operate in rapidly changing and competitive industries and our projections are subject to the risks and assumptions made by management with respect to our industries. Operating results are difficult to forecast because they generally depend on our assessment of the timing of adoption of future legislation and regulations by different jurisdictions, which are uncertain. Furthermore, if we invest in the development of new products or distribution channels that do not achieve significant commercial success, whether because of competition or otherwise, we may not recover the often substantial “up front” costs of developing and marketing those products and distribution channels, or recover the opportunity cost of diverting management and financial resources away from other product offerings or distribution channels.

Additionally, as described above, our business may be affected by reductions in consumer spending from time to time as a result of a number of factors that may be difficult to predict. This may result in decreased revenue levels, and we may be unable to adopt measures in a timely manner to compensate for any unexpected shortfall in revenue. This inability could cause our operating results in a given quarter to be higher or lower than expected. If actual results differ from our estimates, analysts may react negatively and our stock price could be materially impacted. You should not rely upon our historical financial results as indicators of our future financial performance, and our financial results and stock price may be volatile.

We have a history of losses and we may continue to incur losses in the future.

Since we were incorporated in 2011, we have experienced net losses and negative cash flows from operations. We experienced net losses in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) of $1,378.0 million and $1,523.2 million in the years ended December 31, 2022 and 2021, respectively. We may continue to experience losses in the future, and we cannot assure you that we will achieve profitability. We may continue to incur significant losses in future periods. We expect our operating expenses to increase in the future as we expand our operations. If our revenue does not grow at a greater rate than our expenses, we will not be able to achieve or maintain profitability. We may incur significant losses in the future for many reasons, including those described in the other risks and uncertainties described in this Annual Report. Additionally, we may encounter unforeseen expenses, operating delays, or other unknown factors that may result in losses in future periods. If our expenses exceed our revenue, our business may be negatively impacted, and we may never achieve or maintain profitability.

Our results of operations may fluctuate due to seasonality and other factors and, therefore, our periodic operating results will not be guarantees of future performance.

Our Sportsbook and DFS operations may fluctuate due to seasonal trends and other factors. We believe that significant sporting events such as the playoffs and championship games tend to impact, among other things, revenues from operations, key metrics and customer activity, and, as such, our historical revenues generally have been highest in the fourth quarter when most of those games occur. A majority of our current Sportsbook and DFS revenues are and will continue to be generated from bets placed on, or contests relating to, the National Football League and the National Basketball Association, each of which have their own respective off-seasons, which may cause decreases in our future revenues during such periods. Our revenues have been, and in the future may be, affected by the scheduling of major sporting events that do not occur annually, such as the World Cup, or the cancellation or postponement of sporting events, such as the postponement of the 2020 Summer Olympic Games that took place in Summer 2021 due to the global COVID-19 pandemic. In addition, certain individuals or teams advancing or failing to advance and their scores and other results within specific tournaments, games or events may impact our financial performance.

The success, including win or hold rates, of existing or future sports betting and iGaming product offerings depends on a variety of factors and is not completely controlled by us.

The sports betting and iGaming industries are characterized by an element of chance. Accordingly, we employ theoretical win rates to estimate what a certain type of sports bet or iGame, on average, will win or lose in the long run. Net win is impacted by variations in the hold percentage (the ratio of net win to total amount wagered), or actual outcome, on our iGames and sports bets we offer to our users. We use the hold percentage as an indicator of an iGame’s or sports bet’s performance against its expected outcome. Although each iGame or sports bet generally performs within a defined statistical range of outcomes, actual outcomes may vary for any given period. In addition to the element of chance, win rates (hold percentages) may also (depending on the game involved) be affected by the spread of limits and factors that are beyond our control, such as a user’s experience and behavior, the mix of games played, the financial resources of users, the volume of bets placed and the amount of time spent engaging with our product offerings. As a result of the variability in these factors, the actual win rates on our iGames and sports bets may differ from the theoretical win rates we have estimated and could result in the winnings of our users exceeding those anticipated. The variability of win rates (hold rates) also have the potential to negatively impact our financial condition, results of operations, and cash flows.

Our success also depends in part on our ability to anticipate and satisfy user preferences in a timely manner. As we operate in a dynamic environment characterized by rapidly changing industry and legal standards, our product offerings will be subject to changing consumer preferences that cannot be predicted with certainty. We need to continually introduce new product offerings and identify future product offerings that complement our existing technology, respond to our users’ needs and improve and enhance our existing technology to maintain or increase our user engagement and growth of our business. We may not be able to compete effectively unless our product offering selection keeps up with trends in the digital sports entertainment and gaming industries in which we compete, or trends in new gaming product offerings.

We rely on information technology and other systems and services, and any failures, errors, defects or disruptions in our systems or services could diminish our brand and reputation, subject us to liability, disrupt our business, affect our ability to scale our technical infrastructure and adversely affect our operating results and growth prospects. Our games and other software applications and systems, and the third-party platforms upon which they are made available, could contain undetected errors.

Our technology infrastructure is critical to the performance of our product offerings and to user satisfaction. We devote significant resources to network and data security to protect our systems and data. However, our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. We cannot assure you that the measures we take to prevent or hinder cyber-attacks; protect our systems, data and user information; prevent outages, data or information loss and fraud; and prevent or detect security breaches, including a disaster recovery strategy for server and equipment failure and back-office systems and the use of third parties for certain cybersecurity services, will provide absolute security. We have experienced, and we may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. Such disruptions have not had a material impact on us; however, future disruptions from unauthorized access to, fraudulent manipulation of, or tampering with our computer systems and technological infrastructure, or those of third parties, could result in a wide range of negative outcomes, each of which could materially adversely affect our business, financial condition, results of operations and prospects.

Additionally, our product offerings from time to time contain errors, bugs, flaws or corrupted data, and these defects have in certain instances only become apparent after their launch. If a particular product offering is unavailable when users attempt to access it or navigation through our product offerings is slower than they expect, users may be unable to place their bets or submit their line-ups in a timely manner and may be less likely to return to our product offerings as often, if at all. Furthermore, programming errors, defects and data corruption could disrupt our operations, adversely affect the experience of our users, harm our reputation, cause our users to stop utilizing our product offerings, divert our resources and delay market acceptance of our product offerings, any of which could result in legal liability to us or harm our business, financial condition, results of operations and prospects.

If our user base and engagement continue to grow, and the amount and types of product offerings continue to grow and evolve, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our users’ needs. Such infrastructure expansion may be complex, and unanticipated delays in completing these projects or availability of components may lead to increased project costs, operational inefficiencies, or interruptions in the delivery or degradation of the quality of our product offerings. In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, which may only become evident after we have started to fully use the underlying equipment or software, that could further degrade the user experience or increase our costs. As such, we could fail to continue to effectively scale and grow our technical infrastructure to accommodate increased demands. In addition, our business may be subject to interruptions, delays or failures resulting from adverse weather conditions, other natural disasters, power loss, terrorism, cyber-attacks, public health emergencies (such as the global COVID-19 pandemic) or other catastrophic events.

We believe that if our users have a negative experience with our product offerings, or if our brand or reputation is negatively affected, users may be less inclined to continue or resume utilizing our product offerings or to recommend our product offerings to other potential users. As such, a failure or significant interruption in our service could harm our reputation, business and operating results.

Despite our security measures, our information technology and infrastructure are vulnerable to attacks by hackers or breaches due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen, which could damage our reputation, cause a loss of confidence in our product offerings or services, or otherwise adversely affect our business.

The secure maintenance and transmission of user information is a critical element of our operations. Our information technology and other systems that maintain and transmit user information, or those of service providers, business partners or employee information have in the past been, and in the future may be, compromised by a malicious third-party penetration of our network security, or that of a third-party service provider or business partner, or impacted by intentional or unintentional actions or inaction by our employees, or those of a third-party service provider or business partner. As a result, our users’ information and funds may be lost, disclosed, accessed or taken without our users’ consent. We have experienced cyber-attacks, attempts to breach our systems and other similar incidents in the past. For example, we have been and expect that we will continue to be subject to attempts to gain unauthorized access to or through our information systems or those we develop for our customers, whether by our employees or third parties, including cyber-attacks by computer programmers and hackers who may develop and deploy viruses, worms or other malicious software programs. To date, these attacks have not had a material impact on our operations or financial results, but we cannot provide assurance that they will not have a material impact in the future.

We rely on encryption and authentication technology licensed from third parties in an effort to securely transmit confidential and sensitive information, including credit card numbers. Advances in computer capabilities, new technological discoveries or other developments may result in the whole or partial failure of this technology to protect transaction data or other confidential and sensitive information from being breached or compromised. In addition, websites are often attacked through compromised credentials, including those obtained through phishing and credential stuffing. Our security measures, and those of our third-party service providers, may not detect or prevent all attempts to breach our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our websites, networks and systems or that we or such third parties otherwise maintain, including payment card systems, which may subject us to fines or higher transaction fees or limit or terminate our access to certain payment methods. We and such third parties may not anticipate or prevent all types of attacks until after they have already been launched. For example, beginning in November

2022, DraftKings was the target of potential credential stuffing attacks, in which it appears that one or more bad actors may have obtained login credentials from a non-DraftKings source and used the credentials to access certain DraftKings players' accounts. Further, techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers.

In addition, security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by third parties. These risks may increase over time as the complexity and number of technical systems and applications we use also increases. Breaches of our security measures or those of our third-party service providers or cybersecurity incidents have in the past been, and in the future could, result in unauthorized access to our sites, networks and systems; unauthorized access to and misappropriation of user information, including users’ personally identifiable information, or other confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our sites, networks or systems; deletion or modification of content or the display of unauthorized content on our sites; interruption, disruption or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; litigation, regulatory action and other potential liabilities. In the past, we have experienced social engineering, phishing, malware and similar attacks and threats of denial-of-service attacks, none of which to date has been material to our business; however, such attacks could in the future have a material adverse effect on our operations. If any of these breaches of security should occur and be material, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches, and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. We cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. While we maintain cybersecurity insurance coverage that we believe is adequate for our business, such coverage may not cover all potential costs and expenses associated with cybersecurity incidents that may occur in the future.

In addition, any party who is able to illicitly obtain a user’s password could access the user’s transaction data or personal information, resulting in the perception that our systems are insecure. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data protection, data security, network and information systems security and other laws and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition, results of operations and prospects. We continue to devote significant resources to protect against security breaches or we may need to in the future to address problems caused by breaches, including notifying affected subscribers and responding to any resulting litigation, which in turn, diverts resources from the growth and expansion of our business.

We rely on Amazon Web Services to deliver our product offerings to users, and any disruption of or interference with our use of Amazon Web Services could adversely affect our business, financial condition, results of operations and prospects.

We host certain of our product offerings and support our operations using Amazon Web Services (“AWS”), a third-party provider of cloud infrastructure services, along with other service providers. We do not, and will not, have control over the operations of the facilities or infrastructure of the third-party service providers that we use. Such third parties’ facilities are vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct. Our technology’s continuing and uninterrupted performance is critical to our success. We have experienced, and we expect that in the future we will experience, interruptions, delays and outages in service and availability from these third-party service providers from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. In addition, any changes in these third parties’ service levels may adversely affect our ability to meet the requirements of our users. Since our technology’s continuing and uninterrupted performance is critical to our success, sustained or repeated system failures would reduce the attractiveness of our product offerings. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand and the usage of our product offerings increases. Any negative publicity arising from these disruptions could harm our reputation and brand and may adversely affect the usage of our product offerings.

Our commercial agreement with AWS will remain in effect until terminated by AWS or us. AWS may only terminate the agreement for convenience after complying with the contractual 2 years' prior notice requirement. AWS may also terminate the agreement for cause upon a breach of the agreement or for failure to pay amounts due, in each case, subject to AWS providing prior written notice and a 30-day cure period. In the event that our agreement with AWS is terminated or we add additional cloud infrastructure service providers, we may experience significant costs or downtime in connection with the transfer to, or the addition of, new cloud infrastructure service providers. Although alternative providers could host our product offerings on a substantially similar basis to AWS, transitioning the cloud infrastructure currently hosted by AWS to alternative providers could potentially be disruptive and we could incur significant one-time costs.

Any of the above circumstances or events may harm our reputation and brand, reduce the availability or usage of our technology, lead to a significant loss of revenue, increase our costs and impair our ability to attract new users, any of which could adversely affect our business, financial condition and results of operations.

We rely on third-party providers to validate the identity and identify the location of our users, and if such providers fail to perform adequately or provide accurate information or we do not maintain business relationships with them, our business, financial condition and results of operations could be adversely affected.

There is no guarantee that the third-party geolocation and identity verification systems that we rely on will perform adequately, or be effective. We rely on our geolocation and identity verification systems to ensure we are in compliance with certain applicable laws and regulations, and any service disruption to those systems would prohibit us from operating our product offerings, and would adversely affect our business. Additionally, incorrect or misleading geolocation and identity verification data with respect to current or potential users received from third-party service providers may result in us inadvertently allowing access to our product offerings to individuals who should not be permitted to access them, or otherwise inadvertently deny access to individuals who should be able to access our product offerings, in each case based on inaccurate identity or geographic location determination. Our third-party geolocation services provider relies on its ability to obtain information necessary to determine geolocation from mobile devices, operating systems, and other sources. Changes, disruptions or temporary or permanent failure to access such sources by our third-party services providers may result in their inability to accurately determine the location of our users. Moreover, our inability to maintain our existing contracts with third-party services providers, or to replace them with equivalent third parties, may result in our inability to access geolocation and identity verification data necessary for our day-to-day operations. If any of these risks materializes, we may be subject to disciplinary action, fines or lawsuits, and our business, financial condition and results of operations could be adversely affected.

Our technology contains third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to provide our product offerings.

Our technology contains software modules licensed to us by third-party authors under “open source” licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the source code. In addition, the public availability of such software may make it easier for others to compromise our technology.

Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use, or grant other licenses to our intellectual property. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar product offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software.

Although we monitor our use of open source software to avoid subjecting our technology to conditions we do not intend, there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our technology. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Moreover, we cannot assure you that our processes for controlling our use of open source software in our technology will be effective. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement or other liability, or be required to seek costly licenses from third parties to continue providing our product offerings on terms that are not economically feasible, to re-engineer our technology, to discontinue or delay the provision of our product offerings if re-engineering could not be accomplished on a timely basis or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition and results of operations.

We rely on third-party payment processors to process deposits and withdrawals made by our users, and if we cannot manage our relationships with such third parties and other payment-related risks, our business, financial condition and results of operations could be adversely affected.

We rely on a limited number of third-party payment processors to process deposits and withdrawals made by our users. If any of our third-party payment processors terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate payment processor, and may not be able to secure similar terms or replace such payment processor in an acceptable time frame. Further, the software and services provided by our third-party payment processors may not meet our expectations, contain errors or vulnerabilities, be compromised or experience outages. Any of these risks could cause us to lose our ability to accept online payments or other payment transactions or make timely payments to our users, any of which could make our technology less trustworthy and convenient and adversely affect our ability to attract and retain our users.

Nearly all of our payments are made by credit card, debit card or through other third-party payment services, which subjects us to certain regulations and the risk of fraud. We may in the future offer new payment options to users that may be subject to additional regulations and risks. We are also subject to a number of other laws and regulations relating to the payments we accept from our users, including with respect to money laundering, money transfers, privacy and information security. If we fail to comply with applicable rules and regulations, we may be subject to civil or criminal penalties, fines and/or higher transaction fees and may lose our ability to accept online payments or other payment card transactions, which could make our product offerings less convenient and attractive to our users. If any of these events were to occur, our business, financial condition and results of operations could be adversely affected.

For example, if we are deemed to be a money transmitter as defined by applicable regulations, we could be subject to certain laws, rules and regulations enforced by multiple authorities and governing bodies in the United States and numerous state and local agencies who may define money transmitter differently. For example, certain states may have a more expansive view of who qualifies as a money transmitter. Additionally, outside of the United States, we could be subject to additional laws, rules and regulations related to the provision of payments and financial services, and if we expand into new jurisdictions, the foreign regulations and regulators governing our business that we are subject to will expand as well. If we are found to be a money transmitter under any applicable regulation and we are not in compliance with such regulations, we may be subject to fines or other penalties in one or more jurisdictions levied by federal or state or local regulators, including state Attorneys General, as well as those levied by foreign regulators. In addition to fines, penalties for failing to comply with applicable rules and regulations could include criminal and civil proceedings, forfeiture of significant assets or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny.

Additionally, our payment processors require us to comply with payment card network operating rules, which are set and interpreted by the payment card networks. The payment card networks could adopt new operating rules or interpret or reinterpret existing rules in ways that might prohibit us from providing certain product offerings to some users, be costly to implement or difficult to follow. We have agreed to reimburse our payment processors for fines they are assessed by payment card networks if we or our users violate these rules. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.

We rely on other third-party sports data providers for real-time and accurate data for sporting events, and if such third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition and results of operations could be adversely affected.

We rely on third-party sports data providers such as SportRadar and BetGenius to obtain accurate information regarding schedules, results, performance and outcomes of sporting events. We rely on this data to determine when and how bets are settled and how contestants rank in their DFS contests. We have experienced, and may continue to experience, errors in these data feeds, which may result in us incorrectly settling bets or ranking contestants in their DFS contests. If we cannot adequately resolve the issue with our users, our users may have a negative experience with our product offerings, our brand or reputation may be negatively affected and our users may be less inclined to continue or resume utilizing our product offerings or recommend our product offerings to other potential users. As such, a failure or significant interruption in our data feed service may harm our reputation, business and operating results.

Furthermore, if any of our sports data partners terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate provider, and may not be able to secure similar terms or replace such providers in an acceptable time frame, or at all. Any of these risks could increase our costs and adversely affect our business, financial condition and results of operations. Further, any negative publicity related to any of our third-party partners, including any publicity related to regulatory concerns, could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure.

We rely on other third-party service providers and if such third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition and results of operations could be adversely affected.

Our success depends in part on our relationships with other third-party service providers. For example, we rely on third parties for content delivery, load balancing and protection against distributed denial-of-service attacks. If those providers do not perform adequately, our users may experience issues or interruptions with their product offering experiences. Furthermore, if any of our partners terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate provider, and may not be able to secure similar terms or replace such providers in an acceptable time frame, or at all. We also rely on other software and services supplied by third parties, such as communications and internal software, and our business may be adversely affected to the extent such software and services do not meet our expectations, contain errors or vulnerabilities, are compromised or experience outages. Any of these risks could increase our costs and adversely affect our business, financial condition and results of operations. Further, any negative publicity related to any of our third-party partners, including any publicity related to regulatory concerns, could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure.

We incorporate technology from third parties into our product offerings. We cannot be certain that our licensors are not infringing the intellectual property rights of others or that the suppliers and licensors have sufficient rights to the technology in all jurisdictions in which we may operate. Some of our license agreements may be terminated by our licensors for convenience. If we are unable to obtain or maintain rights to any of this technology because of intellectual property infringement claims brought by third parties against our suppliers and licensors or against us, or if we are unable to continue to obtain the technology or enter into new agreements on commercially reasonable terms, our ability to develop our product offerings containing that technology could be severely limited and our business could be harmed.

Additionally, if we are unable to obtain necessary technology from third parties, we may be forced to acquire or develop alternate technology, which may require significant time and effort and may be of lower quality or performance standards. This would limit and delay our ability to provide new or competitive product offerings and increase our costs. If alternate technology cannot be obtained or developed, we may not be able to offer certain functionality as part of our product offerings, which could adversely affect our business, financial condition and results of operations.

If we fail to detect fraud or theft, including by our users and employees, our reputation may suffer which could harm our brand and reputation and negatively impact our business, financial condition and results of operations and can subject us to investigations and litigation.

We have in the past incurred, and may in the future incur, losses from various types of financial fraud, including use of stolen or fraudulent credit card data, claims of unauthorized payments by a user and attempted payments by users with insufficient funds. Bad actors use increasingly sophisticated methods to engage in illegal activities involving personal information, such as unauthorized use of another person’s identity, account information or payment information and unauthorized acquisition or use of credit or debit card details, bank account information and mobile phone numbers and accounts. Under current credit card practices, we may be liable for use of funds on our products with fraudulent credit card data, even if the associated financial institution approved the credit card transaction.

Acts of fraud may involve various tactics, including collusion. Successful exploitation of our systems could have negative effects on our product offerings, services and user experience and could harm our reputation. Failure to discover such acts or schemes in a timely manner could result in harm to our operations. In addition, negative publicity related to such schemes could have an adverse effect on our reputation, potentially causing a material adverse effect on our business, financial condition, results of operations and prospects. In the event of the occurrence of any such issues with our existing technology or product offerings, substantial engineering and marketing resources and management attention may be diverted from other projects to correct these issues, which may delay other projects and the achievement of our strategic objectives.

In addition, any misappropriation of, or access to, users’ or other proprietary information or other breach of our information security could result in legal claims or legal proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, including for failure to protect personal information or for misusing personal information, which could disrupt our operations, force us to modify our business practices, damage our reputation and expose us to claims from our users, regulators, employees and other persons, any of which could have an adverse effect on our business, financial condition, results of operations and prospects. For example, beginning in November 2022, DraftKings was the target of potential credential stuffing attacks, in which it appears that one or more bad actors may have obtained login credentials from a non-DraftKings source and used the credentials to access certain DraftKings players' accounts.

Despite measures we have taken to detect and reduce the occurrence of fraudulent or other malicious activity on our platform, we cannot guarantee that any of our measures will be effective or will scale efficiently with our business. Our failure to adequately detect or prevent fraudulent transactions could harm our reputation or brand, result in litigation or regulatory action and lead to expenses that could adversely affect our business, financial condition and results of operations.

If Internet and other technology-based service providers experience service interruptions, our ability to conduct our business may be impaired and our business, financial condition and results of operations could be adversely affected.

A substantial portion of our network infrastructure is provided by third parties, including Internet service providers and other technology-based service providers. See “—We rely on Amazon Web Services to deliver our product offerings to users and any disruption of or interference with our use of Amazon Web Services could adversely affect our business, financial condition, results of operations and prospects.” We require technology-based service providers to implement cyber-attack-resilient systems and processes. However, if Internet service providers experience service interruptions, including because of cyber-attacks, or due to an event causing an unusually high volume of Internet use (such as a pandemic or public health emergency), communications over the Internet may be interrupted and impair our ability to conduct our business. Internet service providers and other technology-based service providers may in the future roll out upgraded or new mobile or other telecommunications services, such as 5G or 6G services, which may not be successful and thus may impact the ability of our users to access our product offerings in a timely fashion or at all. In addition, our ability to process e-commerce transactions depends on bank processing and credit card systems. To prepare for system problems, we continuously seek to strengthen and enhance our current facilities and the capabilities of our system infrastructure and support. Nevertheless, there can be no assurance that the Internet infrastructure or our own network systems will continue to be able to meet the demand placed on us by the continued growth of the Internet, the overall online gaming industry and our users. Any difficulties these providers face, including the potential of certain network traffic receiving priority over other traffic (i.e., lack of net neutrality), may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. Any system failure as a result of reliance on third parties, such as network, software or hardware failure, including as a result of cyber-attacks, which causes a loss of our users’ property or personal information or a delay or interruption in our online services and product offerings and e-commerce services, including our ability to handle existing or increased traffic, could result in a loss of anticipated revenue, interruptions to our product offerings, cause us to incur significant legal, remediation and notification costs, degrade the customer experience and cause users to lose confidence in our product offerings, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We rely on strategic relationships with casinos, tribes and horse-tracks in order to be able to offer our Sportsbook and iGaming product offerings in certain jurisdictions. If we cannot establish and manage such relationships with such partners, our business, financial condition and results of operations could be adversely affected.

Under the sports betting and iGaming laws of certain states, online Sportsbook and iGaming are limited to a finite number of retail operators, such as casinos, tribes or tracks, who own a “skin” or “skins” under that state’s law. A “skin” is a legally-authorized license from a state to offer online Sportsbook or iGaming services provided by such a retail operator. The “skin” provides a market access opportunity for mobile operators to operate in the jurisdiction pending licensure and other required approvals by the state’s regulator. The entities that control those “skins,” and the numbers of “skins” available, are typically determined by a state’s law authorizing sports betting or iGaming. In most of the jurisdictions in which we offer Sportsbook and iGaming, we currently rely on a casino, tribe or track in order to get a “skin.” These “skins” are what allow us to gain access to jurisdictions where online operators are required to have a retail relationship. If we cannot establish, renew or manage such relationships, those relationships could terminate and we would not be allowed to operate in those jurisdictions until we enter into new ones. As a result, our business, financial condition and results of operations could be adversely affected.

Our growth depends, in part, on the success of our strategic relationships with third parties. Overreliance on certain third parties, or our inability to extend existing relationships or agree to new relationships, may cause unanticipated costs for us and impact our financial performance in the future.

We rely on relationships with sports leagues and teams, professional athletes and athlete organizations, advertisers, casinos and other third parties in order to attract users to our product offerings. These relationships along with providers of online services, search engines, social media, directories and other websites and e-commerce businesses direct consumers to our product offerings. In addition, many of the parties with whom we have advertising arrangements provide advertising services to other companies, including other fantasy sports and gaming product offerings with whom we compete. While we believe there are other third parties that could drive users to our product offerings, adding or transitioning to them may disrupt our business and increase our costs. In the event that any of our existing relationships or our future relationships fails to provide services to us in accordance with the terms of our arrangement, or at all, and we are not able to find suitable alternatives, this could impact our ability to attract consumers cost effectively and harm our business, financial condition, results of operations and prospects.

Our growth prospects may suffer if we are unable to develop successful product offerings or if we fail to pursue additional product offerings. In addition, if we fail to make the right investment decisions in our product offerings and technology, we may not attract and retain key users and our revenue and results of operations may decline.

We were founded in 2011 with a singular focus on the DFS industry and initially focused our efforts on growing our DFS product offering. In 2018, we expanded our product offerings to include our Sportsbook and iGaming product offerings. In 2021, we expanded our media offering and launched DraftKings Marketplace, which is a digital collectibles ecosystem designed for mainstream accessibility that offers curated NFT drops and supports secondary-market transactions. We have rapidly expanded and we anticipate expanding further as new product offerings mature and as we pursue our growth strategies.

The industries in which we operate are subject to rapid and frequent changes in standards, technologies, products and services, as well as in customer demands and expectations and regulations. We must continuously make decisions regarding in which product offerings and technology we should invest to meet customer demand in compliance with evolving industry standards and regulatory requirements and must continually introduce and successfully market new and innovative technologies, product offerings and enhancements to remain competitive and effectively stimulate customer demand, acceptance and engagement. Our ability to engage, retain, and increase our user base and to increase our revenue will depend heavily on our ability to successfully create new product offerings, both independently and together with third parties. We may introduce significant changes to our existing technology and product offerings or develop and introduce new and unproven products and services, with which we have little or no prior development or operating experience. The process of developing new product offerings and systems is inherently complex and uncertain, and new product offerings may not be well received by users, even if well-reviewed and of high quality. If we are unable to develop technology and product offerings that address users’ needs or enhance and improve our existing technology and product offerings in a timely manner, that could have a material adverse effect on our business, financial condition, results of operations and prospects.

Although we intend to continue investing in our research and development efforts, if new or enhanced product offerings fail to engage our users or partners, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, any of which may seriously harm our business. In addition, management may not properly ascertain or assess the risks of new initiatives, and subsequent events may alter the risks that were evaluated at the time we decided to execute any new initiative. Developing and creating additional product offerings can also divert management’s attention from other business issues and opportunities. Even if our new product offerings attain market acceptance, those new product offerings have in certain cases cannibalized, and in the future could continue to cannibalize, the market share of our existing product offerings or share of our users’ wallets in a manner that may negatively impact our business. For example, we have historically observed that revenue from our DFS product offering tends to decline in a state following the launch of our Sportsbook product offering in that state. Furthermore, such expansion of our business increases the complexity of our business and places an additional burden on our management, operations, technical systems and financial resources and we may not recover the often-substantial up-front costs of developing and marketing new product offerings, or recover the opportunity cost of diverting management and financial resources away from other product offerings. In the event of continued growth of our operations, product offerings or in the number of third-party relationships, we may not have adequate resources, operationally, technologically or otherwise to support such growth and the quality of our technology, product offerings or our relationships with third parties could suffer. In addition, failure to effectively identify, pursue and execute new business initiatives, or to efficiently adapt our processes and infrastructure to meet the needs of our innovations, may adversely affect our business, financial condition, results of operations and prospects.

Any new product offerings may also require our users to utilize new skills to use our product offerings. This could create a lag in adoption of new product offerings and new user additions related to any new product offerings. To date, new product offerings and enhancements of our existing technology have not materially hindered our user growth or engagement, but that may be the result of a large portion of our user base being in a younger demographic and more willing to invest the time to learn to use our product offerings most effectively. To the extent that future users, including those in older demographics, are less willing to invest the time to learn to use our product offerings, and if we are unable to make our product offerings easy to learn to use, our user growth or engagement could be affected, and our business could be harmed. We may develop new product offerings that increase user engagement and costs without increasing revenue.

Additionally, we may make bad or unprofitable decisions regarding these investments. If new or existing competitors offer more attractive product offerings, we may lose users or users may decrease their spending on our product offerings. New customer demands, superior competitive product offerings, new industry standards or changes in the regulatory environment could render our existing product offerings unattractive, unmarketable or obsolete and require us to make substantial unanticipated changes to our technology or business model. Our failure to adapt to a rapidly changing market or evolving customer demands could harm our business, financial condition, results of operations and prospects.

Our growth will depend on our ability to attract and retain users, and the loss of our users, failure to attract new users in a cost-effective manner, or failure to effectively manage our growth could adversely affect our business, financial condition, results of operations and prospects.

Our ability to achieve growth in revenue in the future will depend, in large part, upon our ability to attract new users to our product offerings, retain existing users of our product offerings and reactivate users in a cost-effective manner. Achieving growth in our community of users may require us to increasingly engage in sophisticated and costly sales and marketing efforts, which may not have a favorable return on investment. We have used and expect to continue to use a variety of free and paid marketing channels, in combination with compelling offers and exciting games to achieve our objectives. For paid marketing, we intend to leverage a broad array of advertising channels, including television, radio, social media platforms, such as Facebook, Instagram, Twitter and Snap, affiliates and paid and organic search, and other digital channels, such as mobile display. If the search engines on which we rely modify their algorithms, change their terms around gaming, or if the prices at which we may purchase listings increase, then our costs could increase, and fewer users may click through to our website. If links to our website are not displayed prominently in online search results, if fewer users click through to our website, if our other digital marketing campaigns are not effective, or if the costs of attracting users with any of our current methods significantly increase, then our ability to efficiently attract new users could be reduced, our revenue could decline and our business, financial condition and results of operations could be harmed.

In addition, our ability to increase the number of users of our product offerings will depend on continued user adoption of Sportsbook, iGaming and DFS. Growth in the gaming industry and the level of demand for and market acceptance of our product offerings will be subject to a high degree of uncertainty. We cannot assure that consumer adoption of our product offerings will continue or exceed current growth rates, or that the industry will achieve more widespread acceptance.

Additionally, as technological or regulatory standards change and we modify our product offerings to comply with those standards, we may need users to take certain actions to continue playing, such as performing age verification checks or accepting new terms and conditions. Users may stop using our product offerings at any time, including if the quality of the user experience, including our support capabilities in the event of a problem, does not meet their expectations or keep pace with the quality of the customer experience generally offered by competitive product offerings.

Our core values of focusing on our users first and acting for the long term may conflict with the short-term interests of our business.

One of our operating principles is to put our users first, which we believe is essential to our success and serves the best, long-term interests of the Company and our stakeholders. Therefore, we have made in the past, and we may make in the future, certain investments or changes in strategy that we think will benefit our users, even if our decision negatively impacts our operating results in the short term.

Our business model depends upon the continued compatibility between our apps and the major mobile operating systems and upon third-party platforms for the distribution of our product offerings. If Google Play or the Apple App Store prevents users from downloading our apps or augments the restrictions on advertising to our users, our ability to grow our revenue, profitability and prospects may be adversely affected.

The substantial majority of our users access our Sportsbook, iGaming and DFS product offerings primarily on mobile devices, and we believe that this will continue to be increasingly important to our long-term success. Our business model depends upon the continued compatibility between our apps and the major mobile operating systems. Third parties with whom we do not have any formal relationships control the design of mobile devices and operating systems. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or modify existing ones. Network carriers may also impact the ability to download apps or access specified content on mobile devices.

In addition, we rely upon third-party platforms for distribution of our product offerings. Our DFS product offering is delivered as a free application through both the Apple App Store and the Google Play Store and is also accessible via mobile and traditional websites. Our Sportsbook and iGaming product offerings are primarily distributed through the Apple App Store and a traditional website. The Google Play Store and Apple App Store are global application distribution platforms and the main distribution channels for our apps. As such, the promotion, distribution and operation of our apps are subject to the respective distribution platforms’ standard terms and policies for application developers, which are broad and subject to frequent changes and interpretation. Furthermore, the distribution platforms may not enforce their standard terms and policies for application developers consistently and uniformly across all applications and with all publishers.

There is no guarantee that popular mobile devices will start or continue to support or feature our product offerings, or that mobile device users will continue to use our product offerings rather than competing product offerings. We are dependent on the interoperability of our technology with popular mobile operating systems, technologies, networks and standards that we do not control, such as the Android and iOS operating systems, and any changes, bugs, technical or regulatory issues in such systems, our relationships with mobile manufacturers and carriers, or in their terms of service or policies that degrade our product offerings' functionality, reduce or eliminate our ability to distribute our product offerings, give preferential treatment to competitive product offerings, limit our ability to deliver high quality product offerings, or impose fees or other charges related to delivering our product offerings, could adversely affect our product offering usage and monetization on mobile devices.

Moreover, our Sportsbook and DFS product offerings require high-bandwidth data capabilities in order to place time-sensitive bets. If the growth of high-bandwidth capabilities, particularly for mobile devices, is slower than we expect, our user growth, retention, and engagement may be seriously harmed. Additionally, to deliver high-quality content over mobile cellular networks, our product offerings must work well with a range of mobile technologies, systems, networks, regulations, and standards that we do not control. In particular, any future changes to the iOS or Android operating systems may impact the accessibility, speed, functionality, and other performance aspects of our product offerings, which issues are likely to occur in the future from time to time. In addition, the adoption of any laws or regulations that adversely affect the growth, popularity, or use of the Internet, including laws governing Internet neutrality, could decrease the demand for our product offerings and increase our cost of doing business. Specifically, any laws that would allow mobile providers in the United States to impede access to content, or otherwise discriminate against content providers like us, such as providing for faster or better access to our competitors, over their data networks, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Furthermore, we may not successfully cultivate relationships with key industry participants or develop product offerings that operate effectively with these technologies, systems, networks, regulations, or standards. If it becomes more difficult for our users to access and use our product offerings on their mobile devices, if our users choose not to access or use our product offerings on their mobile devices, or if our users choose to use mobile product offerings that do not offer access to our product offerings, our user growth, retention, and engagement could be seriously harmed.

In addition, if any of the third-party platforms used for distribution of our product offerings were to limit or disable advertising on their platforms, either because of technological constraints or because the owner of these distribution platforms wished to impair our ability to serve ads on them, our ability to generate revenue could be harmed. Also, technologies have been, and may continue to be, developed by companies, such as Apple and Google, that, among other things, block or limit the display of our advertisements and some or all third-party cookies on mobile and desktop devices, limit cross-site and cross-device attribution, prevent measurement outside a narrowly-defined attribution window and prevent advertisement re-targeting and optimization. These developments could require us to make changes to how we collect information on, and track the actions of, our users and impact our marketing activities. While these changes have not had a material adverse impact on our business to date, they could materially impact the way we do business in the future, and if we or our advertising partners are unable to quickly and effectively adjust to new changes, there could be an adverse effect on our business, financial condition, results of operations or prospects.

We may require additional capital to support our growth plans, and such capital may not be available on terms acceptable to us, if at all. This could hamper our growth and adversely affect our business.

We intend to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new product offerings and features or enhance our existing product offerings and features, improve our operating infrastructure or acquire complementary businesses, personnel and technologies.

Accordingly, we may need to engage in equity or debt financings to secure additional funds, which may involve increased funding costs due to rising interest rates. Our ability to obtain additional capital, if and when required, will depend on our business plans, investor demand, our operating performance, capital markets conditions and other factors. If we raise additional funds by issuing equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our currently issued and outstanding equity or debt, and our existing stockholders may experience dilution. If we are unable to obtain additional capital when required, or on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges or unforeseen circumstances could be adversely affected, and our business may be harmed.

We may invest in or acquire other businesses, and our business may suffer if we are unable to successfully integrate acquired businesses into our Company or otherwise manage the growth associated with multiple acquisitions.

As part of our business strategy, we have made, and may continue to make, acquisitions as opportunities arise to add new or complementary businesses, products, brands or technologies. In some cases, the costs of such acquisitions may be substantial, including as a result of professional fees, financing costs and due diligence efforts. There is no assurance that the time and resources expended on pursuing a particular acquisition will result in a completed transaction, or that any completed transaction will ultimately be successful. In addition, the assumptions we use to evaluate acquisition opportunities may not prove to be accurate, and intended benefits may not be realized. Our due diligence investigations may fail to identify all of the issues, liabilities or other challenges associated with an acquired business, which could result in increased risk of unanticipated or unknown issues or liabilities, including with respect to privacy, competition and other regulatory matters, and our mitigation strategies for such risks that are identified may not be effective. Further, we may be unable to identify suitable acquisition or strategic investment opportunities, or may be unable to obtain any required financing or regulatory approvals, and therefore may be unable to complete such acquisitions or strategic investments on favorable terms, if at all. We may decide to pursue acquisitions with which our investors may not agree, and we cannot assure investors that any acquisition or investment will be successful or otherwise provide a favorable return on investment. In addition, acquisitions and the integration thereof, such as the GNOG Transaction, require significant time and resources and place significant demands on our management, as well as on our operational and financial infrastructure. In addition, if we fail to successfully complete transactions or integrate new teams, or integrate the products and technologies associated with these acquisitions into our Company, our business could be materially harmed. Acquisitions have, and may continue to, expose us to operational challenges and risks, including:

•the ability to profitably manage acquired businesses or successfully integrate the acquired businesses’ operations, personnel, financial reporting, accounting and internal controls, technologies and products into our business;
•increased indebtedness and the expense of integrating acquired businesses, including significant administrative, operational, economic, geographic or cultural challenges in managing and integrating the expanded or combined operations;
•entry into jurisdictions or acquisition of products or technologies with which we have limited or no prior experience, and the potential of increased competition with new or existing competitors as a result of such acquisitions;
•management challenges involved in maintaining geographically dispersed operations with different business cultures and compensation structures;
•diversion of management’s attention and the over-extension of our operating infrastructure and our management systems, information technology systems, and internal controls and procedures, which may be inadequate to support growth;
•the ability to fund our capital needs and any cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions, or unforeseen internal difficulties; and
•the ability to retain or hire qualified personnel required for expanded operations.

Our acquisition strategy may not succeed if we are unable to remain attractive to target companies or expeditiously complete transactions. Issuing shares of our Class A common stock to fund an acquisition would cause economic dilution to our existing stockholders. If we develop a reputation for being a difficult acquirer or having an unfavorable work environment, or target companies view our Class A common stock unfavorably, we may be unable to consummate key acquisition transactions essential to our corporate strategy and our business may be seriously harmed.

Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our current business. In addition, we may be required to make additional capital investments or undertake remediation efforts to ensure the success of our acquisitions, which may reduce the benefits of such acquisitions. We also may be required to use a substantial amount of our cash or issue debt or equity securities to complete an acquisition, which could deplete our cash reserves and/or dilute our existing stockholders.

In addition, there has been, and we expect there will continue to be, significant competition within the gaming industry for acquisitions of businesses, technologies and assets. As such, even if we are able to identify an acquisition that we would like to pursue, the target may be acquired by another strategic buyer or we may otherwise not be able to complete the acquisition on commercially reasonable terms, or at all. Moreover, in addition to our failure to realize the anticipated benefits of any acquisition, including our revenues or return on investment assumptions, we may be exposed to unknown liabilities or impairment charges as a result of acquisitions we do complete.

We are party to pending litigation in various jurisdictions and with various plaintiffs, and we may be subject to future litigation in the operation of our business. An adverse outcome in one or more proceedings could adversely affect our business.

In the past we have been party to, and we may in the future increasingly face the risk of, claims, lawsuits, and other proceedings involving competition and antitrust, intellectual property, privacy, consumer protection, accessibility claims, securities, tax, labor and employment, commercial disputes, services and other matters. See “Business — Legal Proceedings.” Litigation to defend us against claims by third parties, or to enforce any rights that we may have against third parties, may be necessary, which could result in substantial costs and diversion of our resources, causing a material adverse effect on our business, financial condition, results of operations and prospects.

Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal, or in payments of substantial monetary damages or fines, the posting of bonds requiring significant collateral, letters of credit or similar instruments, or we may decide to settle lawsuits on similarly unfavorable terms. These proceedings could also result in reputational harm, criminal sanctions, consent decrees or orders preventing us from offering certain product offerings or requiring a change in our business practices in costly ways or requiring development of non-infringing or otherwise altered products or technologies. Litigation and other claims and regulatory proceedings against us could result in unexpected disciplinary actions, expenses and liabilities, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business. Any change in existing regulations or their interpretation, or the regulatory climate applicable to our product offerings and services, or changes in tax rules and regulations or interpretation thereof related to our product offerings and services, could adversely impact our ability to operate our business as currently conducted or as we seek to operate in the future, which could have a material adverse effect on our financial condition and results of operations.

We are generally subject to laws and regulations relating to fantasy sports, sports betting and iGaming in the jurisdictions in which we conduct our business or in some circumstances, in those jurisdictions in which we offer our services or those are available, as well as the general laws and regulations that apply to all e-commerce businesses, such as those related to privacy and personal information, tax and consumer protection. These laws and regulations vary from one jurisdiction to another and future legislative and regulatory action, court decisions or other governmental action, which may be affected by, among other things, political pressures, attitudes and climates, as well as personal biases, may have a material impact on our operations and financial results. In particular, some jurisdictions have introduced legislation or regulations attempting to restrict or prohibit online sport betting and online gaming, while others have taken the position that online sports betting and online gaming should be licensed and regulated and have adopted or are in the process of considering enabling legislation and regulations. Additionally, some jurisdictions in which we may operate could presently be unregulated or partially regulated and therefore more susceptible to the enactment or change of laws and regulations.

We offer our DFS product offering in 24 U.S. states that have adopted legislation permitting online fantasy sports. In those states that currently require a license or registration, we have either obtained the appropriate license or registration, have obtained a provisional license, or are operating pursuant to a grandfathering clause that allows operation pending the availability of licensing applications and subsequent grant of a license. We also operate DFS in the United Kingdom pursuant to a license issued by the United Kingdom Gambling Commission.

We also operate our DFS product offering in 20 U.S. states, Washington D.C., and certain provinces in Canada that, in each case, do not have fantasy sports-specific laws or regulations. In those jurisdictions, our business has been, and in the future may be, subject to future legislative and regulatory action, court decisions or other governmental action that could alter or eliminate our ability to operate. For example, in certain states in which we operate, including Texas and Florida, the applicable office of the Attorney General has issued an adverse legal opinion regarding DFS and other fantasy sports. In the event that one of those Attorneys General decides to take action on the opinion from their office, we may have to withdraw our paid DFS operations from such state, which could have a material adverse effect on our business, financial condition and results of operations.

In May 2018, the U.S. Supreme Court struck down PASPA as unconstitutional. This decision has the effect of lifting federal restrictions on sports betting and thus allowing states to determine the legality of sports betting for themselves. Since the repeal of PASPA, several states (and Washington D.C.) have legalized online sports betting. To the extent new real money gaming or sports betting jurisdictions are established or expanded, we cannot guarantee that we will be successful in entering such new jurisdictions or expanding our business or user base in line with the growth of existing jurisdictions. If we are unable to effectively develop and operate directly or indirectly within these new jurisdictions or if our competitors are able to successfully enter geographic jurisdictions that we cannot access or where we face other restrictions, there could be a material adverse effect on our business, operating results and financial condition. Our failure to obtain or maintain the necessary regulatory approvals in jurisdictions, whether individually or collectively, would have a material adverse effect on our business. See “Business — Government Regulation.” To expand into new jurisdictions, we may need to be licensed and obtain approvals of our product offerings. This is a time-consuming process that can be costly. Any delays in obtaining or difficulty in maintaining regulatory approvals needed for expansion within existing jurisdictions or into new jurisdictions can negatively affect our opportunities for growth, including the growth of our customer base, or delay our ability to recognize revenue from our product offerings in any such jurisdictions.

Future legislative and regulatory action, and court decisions or other governmental action, may have a material impact on our operations and financial results. Governmental authorities could view us as having violated local laws, despite our efforts to obtain all applicable licenses or approvals. There is also a risk that civil and criminal proceedings, including class actions, brought by or on behalf of prosecutors or public entities or incumbent monopoly providers, or private individuals, could be initiated against us, Internet service providers, credit card and other payment processors, advertisers and others involved in the offering of Sportsbook, iGaming and DFS product offerings. Such potential proceedings could involve substantial litigation expense, penalties, fines, seizure of assets, injunctions or other restrictions being imposed upon us or our licensees or other business partners, while diverting the attention of key executives. Such proceedings could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as impact our reputation.

There can be no assurance that legally enforceable legislation will not be proposed and passed in jurisdictions relevant or potentially relevant to our business to prohibit, legislate or regulate various aspects of Sportsbook, iGaming and DFS product offerings (or that existing laws or regulations in those jurisdictions will not be changed or interpreted negatively). Compliance with any such legislation may have a material adverse effect on our business, financial condition and results of operations, either as a result of our determination that a jurisdiction should be blocked, or because a local license or approval may be costly for us or our business partners to obtain and/or such licenses or approvals may contain other commercially undesirable conditions.

Compliance with data privacy and security laws and regulations could require us to incur significant expenses and failure to comply with such laws and regulations could carry penalties and potential criminal sanctions, as well as risk of litigation.

In the context of our European Union ("EU") operations, we may be subject to specific compliance obligations under the General Data Protection Regulation (EU) 2016/679 (the “GDPR”) and associated laws and regulations in different EU Member States in which we operate. In addition, portions of our business established outside the EU may be required to comply with the requirements of the GDPR and associated EU legislation with respect to the offering of products or services to, or the monitoring of, individuals in the EU. We may also be subject to the local privacy and data protection laws of the EU Member States in which we offer products or services. Failure to comply with these EU data protection and privacy laws can carry penalties and potential criminal sanctions, as well as the risk of litigation. In addition, Directive 2002/58/EC (as amended by Directive 2009/136/EC) (together, the “e-Privacy Directive”) governs, among other things, the use of cookies and the sending of electronic direct marketing within the EU and, as such, will apply to our marketing activities within the EU. Following Brexit, the UK has adopted its own data protection and direct marketing laws (the “UK data protection laws”) which are currently based on the corresponding EU legislation. Our UK-facing operations may therefore be subject to specific compliance obligations under the UK data protection laws.

In our efforts to comply with the GDPR, the e-Privacy Directive and the UK data protection laws, we rely on positions and interpretations of the law that have yet to be fully tested before the relevant courts and regulators. While the UK data protection laws are currently similar to the corresponding EU laws, it is possible that those laws will diverge in the future; to the extent that those laws do diverge, then that may increase the costs of maintaining regulatory compliance. There is also a risk that it may become more difficult to make cross-border transfers of personal data, as a result of diverging data protection regimes in the territories where our customers are located and the territories where our operations are based. If a regulator or court of competent jurisdiction determined that one or more of our compliance efforts does not satisfy the applicable requirements of the GDPR or the e-Privacy Directive, or the UK data protection laws, or if any party brought a claim in this regard, there could be potential governmental or regulatory investigations, enforcement actions, regulatory fines, compliance orders, litigation or public statements against us by consumer advocacy groups or others, and that could cause customers to lose trust in us and damage our reputation. Likewise, a change in guidance could be costly and have an adverse effect on our business.

We may also face similar compliance risks in connection with requirements under North American privacy and data protection laws, including the California Consumer Privacy Act and its implementing regulations, Virginia’s Consumer Data Protection Act and certain other privacy and data protections laws enacted by other jurisdictions from time to time. Non-compliance with such requirements may result in civil penalties and orders that require us to change the way we process data. In the event of a data breach, we are also subject to breach notification laws in the jurisdictions in which we operate and the risk of litigation and regulatory enforcement actions.

Our growth prospects depend on the legal status of real-money gaming in various jurisdictions, predominantly within the United States, and legalization may not occur in as many jurisdictions as we expect, or may occur at a slower pace than we anticipate. Additionally, even if jurisdictions legalize real money gaming, this may be accompanied by legislative or regulatory restrictions and/or taxes that make it impracticable or less attractive to operate in those jurisdictions, or the process of implementing regulations or securing the necessary licenses to operate in a particular jurisdiction may take longer than we anticipate, or existing laws or regulations may be changed or interpreted adversely, any of which could adversely affect our future results of operations and make it more difficult to meet our expectations for financial performance.

A number of states have legalized, or are currently considering legalizing, real money online sports betting and iGaming, and our business, financial condition, results of operations and prospects are significantly dependent upon such legalization. Our business plan is partially based upon the legalization of real money online sports betting and iGaming for a specific percentage of the U.S. population on a yearly basis and such rate of legalization may not occur as we have anticipated. Additionally, if a large number of additional jurisdictions or the federal government enact real money sports betting or iGaming legislation and we are unable to obtain, or are otherwise delayed in obtaining, the necessary licenses to operate online sports betting or iGaming websites in such jurisdictions, our future growth in online sports betting and iGaming could be materially impaired. Furthermore, for those jurisdictions that have enacted real-money sports betting or iGaming laws or regulations, such laws and regulations could be amended or interpreted adversely, which could impose additional restrictions or costs that could have an adverse effect on our business.

As we enter into new jurisdictions, the relevant jurisdiction may legalize real money sports betting and iGaming in a manner that is unfavorable to us. As a result, we may encounter unexpected legal, regulatory and political challenges, which could result in an unforeseen adverse impact on planned revenues or costs associated with the new opportunity. For example, certain states require us to have a relationship with a retail operator in order to offer our online Sportsbook product offering, which tends to increase our costs of revenue. States that have established state-run monopolies may limit opportunities for private sector participants like us. States also impose substantial tax rates on online sports betting and iGaming revenue in addition to, in the case of online sports betting, the federal excise tax of 25 basis points on the amount of each wager. As most state product taxes apply to various measures of modified gross profit, tax rates, whether federal- or state-based, that are higher than we expect will make it more costly and less desirable for us to launch in a given jurisdiction, while tax increases in any of our existing jurisdictions may adversely impact our profitability.

Therefore, even in cases in which a jurisdiction licenses and regulates Sportsbook, iGaming or DFS, the licensing and regulatory regimes can vary considerably in terms of their business-friendliness and at times may be intended to provide incumbent operators with advantages over new licensees. Therefore, certain “liberalized” regulatory regimes are considerably more commercially attractive than others.

Failure to comply with regulatory requirements in a particular jurisdiction, or the failure to successfully obtain a license or permit applied for in a particular jurisdiction, could impact our ability to comply with licensing and regulatory requirements in other jurisdictions, or could cause the rejection of license applications or cancellation of existing licenses in other jurisdictions, or could cause financial institutions, online and mobile platforms, advertisers and distributors to stop providing services to us which we rely upon to receive payments from, or distribute amounts to, our users, or otherwise to deliver and promote our product offerings and services.

Compliance with the various regulations applicable to fantasy sports and real money sports betting and iGaming is costly and time-consuming. Regulatory authorities at the non-U.S. and U.S. federal, state and local levels have broad powers with respect to the regulation and licensing of fantasy sports and real money gaming operations and may revoke, suspend, condition or limit our fantasy sports or real money gaming licenses, impose substantial fines on us and take other actions, any one of which could have a material adverse effect on our business, financial condition, results of operations and prospects. These laws and regulations are dynamic and subject to potentially differing interpretations, and various legislative and regulatory bodies may expand current laws or regulations or enact new laws and regulations regarding these matters. We endeavor to comply with all applicable laws and regulations relating to our business. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules. Non-compliance with any such law or regulations could expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business.

Any fantasy sports or real money gaming license could be revoked, suspended or conditioned at any time. The loss of a license in one jurisdiction could trigger the loss of a license or affect our eligibility for such a license in another jurisdiction, and any of such losses, or potential for such loss, could cause us to cease offering some or all of our product offerings in the impacted jurisdictions. We may be unable to obtain or maintain all necessary registrations, licenses, permits or approvals, and could incur fines or experience delays related to the licensing process, which could adversely affect our operations. Our delay or failure to obtain or maintain licenses in any jurisdiction may prevent us from distributing our product offerings, increasing our customer base and/or generating revenues. We cannot assure you that we will be able to obtain and maintain the licenses and related approvals necessary to conduct our Sportsbook, iGaming and DFS operations. Any failure to maintain or renew our existing licenses, registrations, permits or approvals could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our growth prospects and market potential will depend on our ability to obtain licenses to operate in a number of jurisdictions, and if we fail to obtain and subsequently maintain such licenses, our business, financial condition, results of operations and prospects could be impaired.

Our ability to grow our business will depend on our ability to obtain and maintain licenses to offer our product offerings in a large number of jurisdictions or in heavily populated jurisdictions. Regulated gaming license applications and audits frequently involve an in-depth suitability review of the applicant’s business and operations and associated individuals including certain officers, directors, key employees and significant stockholders. These applications and audits take substantial time to prepare, submit, and complete, often requiring the production of multiple years’ worth of business and personal financial records and disclosures which take considerable time to compile, followed by the regulator’s investigatory process which may take months or even years to complete. If we fail to obtain and maintain licenses in large jurisdictions or in a greater number of mid-market jurisdictions, this may prevent us from expanding the footprint of our product offerings, increasing our user base and/or generating revenues. We cannot be certain that we will be able to obtain and maintain licenses and related approvals necessary to conduct our Sportsbook, iGaming and DFS operations in a timely manner or at all. Any failure to obtain and maintain licenses, registrations, permits or approvals could have a material adverse effect on our business, financial condition, results of operations and prospects.

We have been, and continue to be, the subject of governmental investigations and inquiries with respect to the operation of our businesses, and we could be subject to future governmental investigations and inquiries, legal proceedings and enforcement actions. Any such investigation, inquiry, proceeding or action, could adversely affect our business.

We have received formal and informal inquiries from time to time, from government authorities and regulators, including tax authorities and gaming regulators, regarding compliance with laws and other matters, and we may receive such inquiries in the future, particularly as we grow and expand our operations. Violation of existing or future regulations, regulatory orders or consent decrees could subject us to substantial monetary fines and other penalties that could negatively affect our financial condition and results of operations. In addition, it is possible that future orders issued by, or inquiries or enforcement actions initiated by, government or regulatory authorities could cause us to incur substantial costs, expose us to unanticipated liability or penalties, or require us to change our business practices in a manner materially adverse to our business.

Participation in the sports betting industry exposes us to trading, liability management and pricing risk. We may experience lower than expected profitability and potentially significant losses as a result of a failure to determine accurately the odds in relation to any particular event and/or any failure of our sports risk management processes due to a variety of factors beyond our control.

Our fixed-odds betting product offerings involve betting where winnings are paid on the basis of the stake placed and the odds quoted. Odds are determined with the objective of providing an average return to the bookmaker over a large number of events and therefore, over the long term, our gross win percentage has remained fairly constant. However, there can be significant variation in gross win percentage event-by-event and day-by-day. We have systems and controls that seek to reduce the risk of daily losses occurring on a gross-win basis, but there can be no assurance that these will be effective in reducing our exposure, and consequently our exposure to this risk in the future. As a result, in the short term, there is less certainty of generating a positive gross win, and we have from time to time experienced, and may in the future experience, significant losses with respect to individual events or betting outcomes, in particular if large individual bets are placed on an event or betting outcome or series of events or betting outcomes. Odds compilers and risk managers are capable of human error, thus even allowing for the fact that a number of betting products are subject to capped pay-outs, significant volatility can occur. In addition, it is possible that there may be such a high volume of trading during any particular period that even automated systems would be unable to address and eradicate all risks. Any significant losses on a gross- win basis could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, if a jurisdiction where we hold or wish to apply for a license imposes a high turnover tax for betting (as opposed to a gross-win tax), this would also impact profitability, particularly with high value/low margin bets, and likewise have a material adverse effect on our business.

Palpable (obvious) errors in Sportsbook odds making may occasionally occur in the normal course of business, sometimes for large liabilities. While it is a worldwide standard business practice to void bets associated with palpable errors or to correct the odds, there is no guarantee regulators will approve voiding palpable errors in every case.

Our Sportsbook offers a huge spectrum of betting markets across dozens of sports, and the odds are set through a combination of algorithmic and manual odds making. Bet acceptance is also a combination of automatic and manual acceptance. In some cases, the odds offered on our Sportsbook constitute an obvious error. Examples of such errors are inverted lines between teams, or odds that are significantly different from the true odds of the outcome in a way that all reasonable persons would agree is an error. It is generally commonplace worldwide for operators to void bets associated with such palpable errors, and, in most mature jurisdictions, these bets can be voided without regulatory approval at operator discretion. In the U.S., it is unclear long term if state-by-state regulators will consistently approve the voiding of bets or re-setting odds to correct odds on such bets. In some cases, we require regulatory approval to void palpable errors ahead of time. If regulators were to not allow voiding of bets associated with large obvious errors in odds making, we could be subject to covering significant liabilities.

We follow the industry practice of restricting and managing betting limits at the individual customer level based on individual customer profiles and risk level to the enterprise; however there is no guarantee that jurisdictions will allow operators such as us to limit on the individual customer level.

It is customary for sports betting operators to manage customer betting limits at the individual level to manage enterprise risk levels. We believe this practice is beneficial overall, because if it were not possible, betting options would be restricted globally and limits available to customers would be much lower to insulate overall risk due to the existence of a small segment of highly sophisticated syndicates and algorithmic bettors, or bettors looking to take advantage of errors and omissions on our platforms. We believe virtually all operators balance taking reasonable action from all customers against the risk of individual customers significantly harming business viability. We cannot assure you that all state legislation and regulators will always allow operators to execute limits at the individual customer level, or at their sole discretion.

Negative events or negative media coverage relating to, or a declining popularity of, sports betting, online sports betting, daily fantasy sports, or the underlying sports or athletes, or iGaming in particular, or other negative coverage may adversely impact our ability to retain or attract users, which could have an adverse impact on our business.

Public opinion can significantly influence our business. Unfavorable publicity regarding us, for example, our product changes, product quality, litigation, or regulatory activity, or regarding the actions of third parties with whom we have relationships or the underlying sports (including declining popularity of the sports or athletes) could seriously harm our reputation. In addition, a negative shift in the perception of sports betting and iGaming by the public or by politicians, lobbyists or others could affect future legislation of sports betting and iGaming, which could cause jurisdictions to abandon proposals to legalize sports betting and iGaming, thereby limiting the number of jurisdictions in which we are permitted to operate. Furthermore, illegal betting activity by athletes could result in negative publicity for our industry and could harm our brand reputation. Negative public perception could also lead to new restrictions on, or the prohibition of, iGaming or sports betting in jurisdictions in which we currently operate. Such negative publicity could also adversely affect the size, demographics, engagement and loyalty of our customer base and result in decreased revenue or slower user growth rates, which could seriously harm our business.

We may have difficulty accessing the service of banks, credit card issuers and payment processing service providers, which may make it difficult to offer our product offerings and services.

Although financial institutions and payment processors are permitted to provide services to us and others in our industry, banks, credit card issuers and payment processing service providers may be hesitant to offer banking and payment processing services to real money gaming and fantasy sports businesses. Consequently, those businesses involved in our industry, including our own, may encounter difficulties in establishing and maintaining banking and payment processing relationships with a full scope of services and generating market rate interest. If we are unable to maintain our bank accounts or our users are unable to use their credit cards, bank accounts or e-wallets to make deposits and withdrawals from our product offerings, it would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical and security challenges which could result in an inability to implement our business plan.

The requirements of being a public company may strain our resources and divert management’s attention, and additional legal, accounting and compliance expenses may be greater than we anticipate.

We became a public company following the consummation of the DEAC Business Combination, and as such, we have incurred, and will continue to incur, significant legal, accounting and other expenses that DraftKings and SBTech did not incur as private companies. We are subject to the reporting requirements of the Exchange Act, and we are required to comply with the applicable requirements of the Sarbanes-Oxley Act of 2022 (“Sarbanes-Oxley”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of The Nasdaq Stock Market, including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. Compliance with these rules and regulations can be burdensome, and our management and other personnel are required to devote a substantial amount of time to these compliance initiatives. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to attract and retain qualified members of our board of directors.

Failure to maintain adequate financial, information technology and management processes and controls could result in material weaknesses and lead to errors in our financial reporting, which could adversely affect our business as a public company.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of Sarbanes-Oxley requires that we evaluate and determine the effectiveness of our internal control over financial reporting. It also requires our independent registered public accounting firm to attest to our evaluation of our internal control over financial reporting with our Annual Report. Although our management has determined, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of December 31, 2022, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud.

Our current controls and any new controls that we develop may become inadequate because of poor design and changes in our business, including increased complexity resulting from any expansion. Any failure to implement and maintain effective internal control over financial reporting could adversely affect the results of assessments by our independent registered public accounting firm and their attestation reports.

If we are unable to certify the effectiveness of our internal controls, or if our internal controls have a material weakness, we may not detect errors timely, our consolidated financial statements could be misstated, we could be subject to regulatory scrutiny and a loss of confidence by stakeholders, which could harm our business and adversely affect the market price of our common stock. Failure to comply with Section 404 of Sarbanes-Oxley could potentially subject us to sanctions or investigations by the SEC, FINRA or other regulatory authorities, as well as increase the risk of liability arising from litigation based on securities law.

Continued growth and success will depend on the performance of our current and future employees, including certain key employees. Recruitment and retention of these individuals is vital to growing our business and meeting our business plans. The loss of any of our key executives or other key employees could harm our business.

We depend on a limited number of key personnel to manage and operate our business, including DraftKings’ co-founders, our Chief Financial Officer and our Chief Legal Officer. The leadership of these key personnel has been, and we expect will continue to be, a critical element of our success. The departure, death or disability of any one of our executive officers or other extended or permanent loss of any of their services, or any negative market or industry perception with respect to any of them or their loss, could have a material adverse effect on our business. We are not protected by key man or similar life insurance covering executive officers or members of senior management.

In addition, certain of our other employees have made significant contributions to our growth and success. We believe our success and our ability to compete and grow will depend in large part on the efforts and talents of our employees and on our ability to retain highly skilled personnel. There is significant competition for these types of personnel, and we compete with other potential employers for the services of our employees. As a result, we may not succeed in retaining our executives and other key employees. Employees, particularly analysts and engineers, are in high demand, and we devote significant resources to identifying, hiring, training, successfully integrating and retaining these employees. In addition, experienced personnel in the technology industry are in high demand. We cannot provide assurance that we will be able to attract or retain such highly qualified personnel in the future. In addition, the loss of employees or the inability to hire additional skilled employees as necessary could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and expensive and cause additional disruptions to our business. If we do not succeed in attracting, hiring, and integrating qualified personnel, or retaining and motivating existing personnel, we may be unable to grow effectively and our business could be seriously harmed.

All of our named executive officers are employees-at-will. The unexpected loss of services of one or more of these key employees could have a material adverse effect on our business, financial condition, results of operations and prospects.

In some jurisdictions our key executives, certain employees or other individuals related to the business are, and will continue to be, subject to licensing or compliance requirements. Failure by such individuals to obtain the necessary licenses or comply with individual regulatory obligations could cause the business to be non-compliant with its obligations, or imperil its ability to obtain or maintain licenses necessary for the conduct of the business. In some cases, the remedy to such situation may require the removal of a key executive or employee and the mandatory redemption or transfer of such person’s equity securities.

As part of obtaining real money gaming licenses, the responsible gaming authority will generally determine suitability of certain directors, officers and employees and, in some instances, significant stockholders. The criteria used by gaming authorities to make determinations as to who requires a finding of suitability or the suitability of an applicant to conduct gaming operations varies among jurisdictions, but generally requires extensive and detailed application disclosures followed by a thorough investigation. If any gaming authority with jurisdiction over our business were to find an applicable officer, director, employee or significant stockholder of ours unsuitable for licensing or unsuitable to continue having a relationship with us, we would be required to sever our relationship with that person or entity. Furthermore, such gaming authorities may require us to terminate the employment of any person who refuses to file required applications. Either result could have a material adverse effect on our business, operations and prospects.

In addition, our amended and restated articles of incorporation provide that any of our common stock or other equity securities owned or controlled by any stockholder whom our board of directors determines in good faith (following consultation with reputable outside gaming regulatory counsel), pursuant to a resolution adopted by the unanimous affirmative vote of all of the disinterested members of our board of directors, is an unsuitable person, will be subject to mandatory sale and transfer to either us or one or more third-party transferees.

Additionally, a gaming regulatory body may refuse to issue or renew a gaming license or restrict or condition the same, based on our present activities or the past activities of DraftKings, SBTech or GNOG, or the past or present activities of their or our current or former directors, officers, employees, stockholders or third parties with whom we have relationships, which could adversely affect our operations or financial condition. If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect our directors, officers, key employees, or other aspects of our operations. To date, we have obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for our operations as currently conducted. However, we can give no assurance that any additional licenses, permits and approvals that may be required will be given or that existing ones will be renewed or will not be revoked. Renewal of licenses, permits and approvals are subject to, among other things, continued satisfaction of suitability requirements of our directors, officers, key employees and stockholders. Any failure to renew or maintain our licenses or to receive new licenses when necessary would have a material adverse effect on us.

Due to the nature of our business, we are subject to taxation in a number of jurisdictions and changes in, or new interpretations of, tax laws, tax rulings or their application by tax authorities could result in additional tax liabilities and could materially affect our financial condition and results of operations. We have been, and continue to be, subject to periodic audits and examinations by the IRS, as well as state and local taxing authorities, the results of which may materially impact our financial statements in the period in which the audit or examination occurs.

Our tax obligations are varied and include U.S. federal, state and local taxes and international taxes due to the nature of our business. The tax laws that are applicable to our business are subject to interpretation, and significant judgment is required in determining our worldwide provision for income taxes. In the course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. For example, compliance with the 2017 United States Tax Cuts and Jobs Act (the “TCJA”) required the collection of information not regularly produced within our Company, the use of estimates in our consolidated financial statements, and the exercise of significant judgment in accounting for its provisions.

In addition, the Inflation Reduction Act (the “IRA”) was enacted in August 2022, the provisions of which include a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on certain share buybacks by public corporations that would be imposed on such corporations. While we are analyzing the impact of the IRA, we are currently unable to predict whether other proposed changes will occur and, if so, when they would be effective or the ultimate impact on us or our business. To the extent that such changes have a negative impact on us or our business, these changes may materially and adversely impact our business, financial condition, and results of operations. Further, it is possible that changes under the IRA, the TCJA or other tax legislation could increase our future tax liability, which could in turn adversely impact our business and future profitability.

Further, many jurisdictions and intergovernmental organizations have been discussing or are in the process of implementing proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the jurisdictions in which we do business and in which our users are located. For example, the Organization for Economic Co-operation and Development (the “OECD”), an international association comprised of 38 countries, including the United States, has issued proposals that change long-standing tax principles including on a global minimum tax initiative. On December 12, 2022 the European Union member states agreed to implement the OECD’s Base Erosion and Profit Shifting (“BEPS”) 2.0 Pillar Two global corporate minimum tax rate of 15% on companies with revenues of at least €750 million, which would go into effect in 2024. In December 2022, South Korea enacted new global minimum tax rules to align with the OECD's BEPS 2.0 Pillar Two. Other countries, including the United Kingdom, Switzerland, Canada, and Australia are also actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. The Company will continue to monitor regulatory developments to assess potential impacts to the Company.

The gaming industry also represents a significant source of tax revenue to the jurisdictions in which we operate. Gaming companies and business-to-business providers in the gaming industry (directly and/or indirectly by way of their commercial relationships with operators) are currently subject to significant taxes and fees in addition to normal corporate income taxes, and such taxes and fees are subject to increase at any time. From time to time, various legislators and other government officials have proposed and adopted changes in tax laws, or in the administration or interpretation of such laws, affecting the gaming industry. In addition, worsening of economic conditions and the large number of jurisdictions with significant current or projected budget deficits could intensify the efforts of governments to raise revenues through increases in gaming taxes and/or other taxes. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration or interpretation or enforcement of such laws. Any material increase, or the adoption of additional taxes or fees, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Additionally, tax authorities may impose indirect taxes on Internet-related commercial activity based on existing statutes and regulations which, in some cases, were established prior to the advent of the Internet. Tax authorities may interpret laws originally enacted for mature industries and apply it to newer industries, such as the online sports betting and iGaming industries. The application of such laws may be inconsistent from jurisdiction to jurisdiction. Our in-jurisdiction activities may vary from period to period which could result in differences in nexus from period to period.

We have been, and continue to be, subject to periodic review and audit by domestic and foreign tax authorities. Tax authorities may disagree with certain positions that we or our predecessors have taken or that we will take, and any adverse outcome of such a review or audit could have a negative effect on our business, financial condition and results of operations. Although we believe that our tax provisions, positions and estimates are reasonable and appropriate, tax authorities may disagree with certain positions we have taken. In addition, economic and political pressures to increase tax revenue in various jurisdictions may make resolving tax disputes favorably more difficult. We are currently under IRS audit for prior tax years, with the primary unresolved issues relating to excise taxation of fantasy sports contests and informational reporting and withholding. The final resolution of that audit, and other audits or litigation, may differ from the amounts recorded in our consolidated financial statements included herein and may materially affect our consolidated financial statements in the period or periods in which that determination is made.

Although SBTech’s corporate and tax structure resulted in relatively low effective corporate tax rate for the business, we cannot guarantee the same tax efficiency due to the change in corporate structures, as well as developments in the cross-border taxation of international businesses with particular focus on the digital economy, as contemplated under the OECD's Base Erosion and Profit Shifting initiative and transfer pricing legislation. Further, in light of such structure, we may be exposed to a substantial tax liability if the relevant authorities raise claims with regards to SBTech’s tax status in various jurisdictions, including in particular the manner in which it allocated or allocates profit amongst relevant jurisdictions for tax purposes.

Failure to protect or enforce our intellectual property rights or the costs involved in such enforcement could harm our business, financial condition and results of operations.

We rely on trademark, copyright, patent, trade secret, and domain-name-protection laws to protect our proprietary rights. In the United States and internationally, we have filed various applications to protect aspects of our intellectual property, and currently hold a number of issued patents and registered trademarks in multiple jurisdictions. In the future we may acquire additional patents or patent portfolios or trademarks, which could require significant cash expenditures. However, third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and pending and future trademark and patent applications may not be approved. In addition, effective intellectual property protection may not be available in every country in which we operate or intend to operate our business. In any of these cases, we may be required to expend significant time and expense to prevent infringement or to enforce our rights. There can be no assurance that others will not offer products or services that are substantially similar to ours and compete with our business.

Circumstances outside our control could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in all jurisdictions in which our Sportsbook, DFS and iGaming product offerings are accessible. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time-consuming. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business, thereby harming our operating results. Furthermore, if we are unable to protect our proprietary rights or prevent unauthorized use or appropriation by third parties, the value of our brand and other intangible assets may be diminished, and competitors may be able to more effectively mimic our product offerings and services. Any of these events could have a material adverse impact on our business.

We rely on licenses to use the intellectual property rights of third parties which are incorporated into our product offerings and services. Failure to renew or expand existing licenses may require us to modify, limit or discontinue certain product offerings, which could materially affect our business, financial condition and results of operations.

We rely on products, technologies and intellectual property that we license from third parties for use in our product offerings and our gaming software services. Substantially all of our product offerings and services use intellectual property licensed from third parties. The future success of our business depends, in part, on our ability to obtain, retain and/or expand licenses for popular technologies and games in a competitive market. We cannot assure you that these third-party licenses, or support for such licensed products and technologies, will continue to be available to us on commercially reasonable terms, if at all. In the event that we cannot renew and/or expand existing licenses, we may be required to discontinue or limit our use of the product offerings that include or incorporate the licensed intellectual property.

Some of our license agreements contain minimum guaranteed royalty payments to the third party. If we are unable to generate sufficient revenue to offset the minimum guaranteed royalty payments, it could have a material adverse effect on our results of operations, cash flows and financial condition. Our license agreements generally allow for assignment in the event of a strategic transaction but contain some limited termination rights post-assignment. Certain of our license agreements grant the licensor rights to audit our use of their intellectual property. Disputes with licensors over uses or terms could result in the payment of additional royalties or penalties by us, cancellation or non-renewal of the underlying license or litigation.

The regulatory review process and licensing requirements also may preclude us from using technologies owned or developed by third parties if those parties are unwilling to subject themselves to regulatory review or do not meet regulatory requirements. Certain gaming authorities require gaming manufacturers to obtain approval before engaging in certain transactions, such as acquisitions, mergers, reorganizations, financings, stock offerings and share repurchases. Obtaining such approvals can be costly and time consuming, and we cannot assure you that such approvals will be granted or obtained on acceptable terms, or at all, or that the approval process will not result in delays or disruptions to our strategic objectives.

Our insurance may not provide adequate levels of coverage against claims.

We maintain insurance that we believe is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Moreover, any loss incurred could exceed policy limits and policy payments made to us may not be made on a timely basis. Such losses could adversely affect our business prospects, results of operations, cash flows and financial condition.

We may incur successor liabilities due to conduct arising prior to the completion of the DEAC Business Combination.

We may be subject to certain liabilities of DK DE and SBTech. For example, DK DE and SBTech at times may each become subject to litigation claims in the operation of its business, including, but not limited to, with respect to employee matters and contract matters. From time to time, we may also face intellectual property infringement, misappropriation, or invalidity/non-infringement claims from third parties, and some of these claims may lead to litigation. We may initiate claims to assert or defend their own intellectual property against third parties. Any litigation may be expensive and time-consuming and could divert management’s attention from its business and negatively affect its operating results or financial condition. The outcome of any litigation cannot be guaranteed, and adverse outcomes can affect us negatively.

In addition, although SBTech implemented a global enterprise resource planning system which produces periodic consolidated financial reports beginning in January 2018, prior to January 2018 SBTech relied on internally generated financial reporting which was an amalgamation of several financial booking systems. It is possible that historical financial information was not fully aligned from the less formal system to the new system, which could affect the accuracy of historical financial information.

We currently are, and in the future may be, the subject of inquiry and investigation by governmental authorities, which could in turn lead to fines, as the regulatory landscape of sport betting and iGaming changes.

Our non-U.S. operations expose us to certain foreign currency transaction and translation risks. As a result, changes in the valuation of the U.S. dollar in relation to other currencies could have positive or negative effects on our profit and financial position.

Our non-U.S. operations expose us to foreign currency transaction and translation risks. Currency transaction risk occurs in conjunction with purchases and sales of products and services that are made in currencies other than the local currency of the subsidiary involved, for example if the parent company pays, or transfers U.S. dollars to a subsidiary in order to fund its expenses in local currencies. Currency translation risks occurs when the income statement and balance sheet of a foreign subsidiary is converted into currencies other than the local currency of the company involved, for example when the results of these subsidiaries are consolidated in the results of a parent company with a different reporting currency. As a result, our non-U.S. operations historically have been, and will continue to be, exposed to currency transaction risk relating to adverse movements in foreign currency exchange rates, which may adversely impact our financial positions and results of operations.

Our functional currency is the U.S. dollar, and as a result, we will be subject to foreign currency fluctuation due to operations by subsidiaries in non-U.S. jurisdictions, including our SBTech operations and the offering of our Sportsbook and iGaming product offerings in Ontario, Canada, and the fact that certain of our revenues, operating expenses and assets and liabilities are non-U.S. dollar denominated. For example, an increase in the value of non-U.S. dollar currencies against the U.S. dollar could increase costs for delivery of products and services and also increase cost of local operating expenses and procurement of materials or services that we must purchase in foreign currencies by increasing labor and other costs that are denominated in such local currencies. These risks related to exchange rate fluctuations may increase in future periods in the event that our non-U.S. operations expand. In 2022 and 2021, our exposure to foreign currency transaction and translation risks were not material. While we do not otherwise hedge our foreign exchange exposure, we may consider doing so in the future.

Foreign currency exchange rate volatility, as well as the cost of any hedging arrangements entered into in the future, may negatively affect our financial position and results of operations, and may adversely impact the comparability of results between periods.

Risk Factors Relating to our Indebtedness

We have substantial debt outstanding and may incur additional debt.

As of December 31, 2022, our total long-term debt was approximately $1,251.1 million, net of issuance costs. Our debt levels could have significant consequences, including:

•making it more difficult to satisfy our obligations;
•a dilutive effect on our outstanding equity capital or future earnings;
•increasing our vulnerability to general adverse economic conditions;
•requiring us to devote a substantial portion of our cash to make payments on our debt, thereby reducing the amount of cash available for other purposes. As a result, we would have limited financial and operating flexibility in responding to changing economic and competitive conditions;
•limiting our ability to raise additional debt because it may be more difficult for us to obtain debt financing on attractive terms; and
•placing us at a disadvantage compared to our competitors that are less leveraged.

In addition, we may incur substantial additional debt in the future. The terms of the indenture governing our zero-coupon convertible senior notes in an aggregate principal amount of $1,265.0 million, which includes proceeds from the full exercise of the over-allotment option (collectively, the “Convertible Notes”), and the loan and security agreement with Pacific Western Bank and Citizens Bank, as lenders, which provides the Company with a revolving line of credit of up to $125.0 million, permit us to incur additional debt, subject to certain limitations set forth therein. If new debt is incurred in addition to our current debt levels, the foregoing risks may be augmented.

The conditional conversion features of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion features of the Convertible Notes are triggered, holders of the Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock, we would be required to make cash payments to satisfy all or a portion of our conversion obligation based on the conversion rate, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which could result in a material reduction of our net working capital.

During 2022, the conditions allowing holders of the Convertible Notes to convert their Convertible Notes into shares of our Class A common stock were triggered by the holding company reorganization completed in connection with the GNOG Transaction, whereby DraftKings Inc. became the going-forward public company and replaced Old DraftKings as the issuer of the Class A common stock issuable upon conversion of the Convertible Notes; such conversion window expired on June 27, 2022, and no holders of the Convertible Notes exercised their conversion rights.

The Capped Call Transactions may affect the value of the Convertible Notes and our Class A common stock.

In connection with the issuance of the Convertible Notes, we entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain counterparties (the “Hedge Counterparties”). The Capped Call Transactions are expected to reduce the potential dilution to the holders of our Class A common stock and/or offset potential cash payments we are required to make in excess of the principal amount upon conversion of the Convertible Notes. In connection with establishing its initial hedge of a Capped Call Transaction, the applicable Hedge Counterparty and/or its affiliates may have purchased shares of our Class A common stock and/or entered into various derivative transactions with respect to our Class A common stock concurrently with or shortly after the pricing of the Convertible Notes.

This activity may increase (or reduce the size of any decrease in) the market price of our Class A common stock or the Convertible Notes at that time. In addition, each Hedge Counterparty or an affiliate thereof may modify its hedge position by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions prior to the maturity of the Convertible Notes (and are likely to do so during any observation period related to a conversion of Convertible Notes). Any of these activities could cause or prevent an increase or decline in the market price of our Class A common stock or the Convertible Notes. In addition, if the Capped Call Transactions fail to become effective, each Hedge Counterparty may unwind its hedge position with respect to our Class A common stock, which could adversely affect trading in and the value of our Class A common stock and the value of the Convertible Notes.

We are subject to counterparty risk with respect to the Capped Call Transactions.

The Hedge Counterparties to the Capped Call Transactions are financial institutions, and we will be subject to the risk that the Hedge Counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the Capped Call Transactions. Our exposure to the credit risk of the Hedge Counterparties under the Capped Call Transactions will not be secured by any collateral. In the past, economic conditions have resulted in the actual or perceived failure or financial difficulties of a number of financial institutions, including the bankruptcy of Lehman Brothers Holdings Inc. and various of its affiliates. If a Hedge Counterparty becomes subject to insolvency proceedings, we will be an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with them. Our exposure will depend on many factors. Generally, the increase in our exposure will be correlated to the increase in the market price and in the volatility of our Class A common stock. In addition, as a result of a default by any counterparty to the Capped Call Transactions, we may suffer more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurances as to the financial stability or viability of any counterparty under the Capped Call Transactions.

Risk Factors Relating to Our Common Stock

The trading price of our Class A common stock has been, and will likely continue to be, volatile and you could lose all or part of your investment.

The trading price of our Class A common stock has been, and will likely continue to be, volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our Class A common stock, and our Class A common stock may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our Class A common stock may include:
•actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•changes in the market’s expectations about our operating results;
•success of competitors;
•lack of adjacent competitors;
•our operating results failing to meet the expectation of securities analysts or investors in a particular period;
•changes in financial estimates and recommendations by securities analysts concerning DraftKings or the industries in which we operate in general;
•operating and stock price performance of other companies that investors deem comparable to us;
•our ability to market new and enhanced product offerings and services on a timely basis;
•changes in laws and regulations affecting our business;
•commencement of, or involvement in, litigation involving us;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of our Class A common stock available for public sale;

•any major change in our board of directors or management;
•sales of substantial amounts of our Class A common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, inflation, rising interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our Class A common stock irrespective of our operating performance. The stock market in general, and the Nasdaq in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the affected companies. The trading prices and valuations of these stocks, and of our Class A common stock, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our Class A common stock also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Sales of substantial amounts of Class A common stock in the public market, or the perception that such sales may occur, could cause the market price for our Class A common stock to decline.

The sale of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

There were a total of 450.6 million shares of our Class A common stock outstanding as of December 31, 2022. In addition, we have reserved shares of Class A common stock for issuance under the DraftKings Inc. 2020 Incentive Plan (the “Incentive Plan”) and under the DraftKings Employee Stock Purchase Plan (the “ESPP”). Additionally, each of our Incentive Plan and ESPP currently provide for an automatic increase in the number of shares that will be reserved for issuance. Any shares of Class A common stock that we issue under our Incentive Plan, ESPP or other equity incentive plans that we may adopt in the future would dilute the percentage ownership held by holders of Class A common stock.

In connection with the DEAC Business Combination, the GNOG Transaction, and equity offerings by the Company, we, our executive officers and directors and selling stockholders entered into agreements restricting their ability to sell their shares of Class A common stock. As restrictions on resale end or if these stockholders exercise their sale, exchange or registration rights and sell shares or are perceived by the market as intending to sell shares, the market price of our shares of Class A common stock could drop significantly. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Class A common stock or other securities.

In the future, we may also issue securities in connection with investments, acquisitions or capital raising activities. In particular, the number of shares of our Class A common stock issued in connection with an investment or acquisition, or to raise additional equity capital, could constitute a material portion of our then-outstanding shares of our Class A common stock. Any such issuance of additional securities in the future may result in additional dilution to you or may adversely impact the price of our Class A common stock.

We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.

We may be forced to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject. Accordingly, a stockholder could suffer a reduction in the value of their shares of Class A common stock.

The coverage of our business or our Class A common stock by securities or industry analysts or the absence thereof could adversely affect our securities and trading volume.

The trading market for our Class A common stock is influenced in part by the research and other reports that industry or securities analysts publish about us or our business or industry from time to time. We do not control these analysts, or the content and opinions included in their reports. Analysts who publish information about our securities may have had relatively little experience with our Company given our limited history as a public company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. If analysts do cover us and one or more of them downgrade our securities, or if they issue other unfavorable commentary about us or our industry or inaccurate research, our stock price would likely decline. Furthermore, if one or more of these analysts cease coverage or fail to regularly publish reports on us, we could lose visibility in the financial markets. Any of the foregoing would likely cause our stock price and trading volume to decline.

Because we are a “controlled company” under The Nasdaq Stock Market listing standards, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.

So long as more than 50% of the voting power for the election of directors of DraftKings Inc. is held by an individual, a group or another company, we will qualify as a “controlled company” under The Nasdaq Stock Market listing requirements. Mr. Robins controls a majority of the voting power of our outstanding capital stock. As a result, we are a “controlled company” under The Nasdaq Stock Market listing standards and are not subject to the requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) a nominating committee comprised solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors.

Mr. Robins may have his interest in DraftKings diluted due to future equity issuances or his own actions in selling shares of Class A common stock, in each case, which could result in a loss of the “controlled company” exemption under The Nasdaq Stock Market listing rules. We would then be required to comply with those provisions of The Nasdaq Stock Market listing requirements.

Our dual class structure has the effect of concentrating voting power with our Chief Executive Officer and Chairman, which limits an investor’s ability to influence the outcome of important transactions, including a change in control.

Shares of our Class B common stock are entitled to 10 votes per share, while shares of our Class A common stock are entitled to one vote per share. Mr. Robins, our Chief Executive Officer and Chairman, holds all of the issued and outstanding shares of our Class B common stock. Accordingly, Mr. Robins holds approximately 90% of the voting power of our capital stock and will be able to control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions (such as the GNOG Transaction). Mr. Robins may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of DraftKings, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of DraftKings, and might ultimately affect the market price of shares of our Class A common stock.

Our dual class structure may affect the trading price of our Class A common stock.

Our dual class structure may result in volatility in the market price of our Class A common stock whether due to adverse publicity or reaction from institutional or other investors or proxy advisory firms. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell and S&P Dow Jones announced that they would cease to allow most newly public companies with dual or multi-class capital structures to be included in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. Beginning in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices will not be investing in our stock. These policies are still fairly new and it is as of yet unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress these valuations compared to those of other similar companies that are included. Because of our dual class structure, we have been and will likely continue to be excluded from certain of these indexes and we cannot assure you that other stock indexes will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make shares of our Class A common stock less attractive to other investors. As a result, the market price of shares of our Class A common stock could be adversely affected.

Nevada law and provisions our amended and restated articles of incorporation and amended and restated bylaws could make a takeover proposal more difficult.

Our organizational documents are governed by Nevada law. Certain provisions of Nevada law and of our amended and restated articles of incorporation and amended and restated bylaws could discourage, delay, defer or prevent a merger, tender offer, proxy contest or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares of Class A common stock held by our stockholders. These provisions provide for, among other things:

•the ability of our board of directors to issue one or more series of preferred stock;
•stockholder action by written consent only until the first time when Mr. Robins ceases to beneficially own a majority of the voting power of our capital stock;
•certain limitations on convening special stockholder meetings;
•advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
•amendment of certain provisions of the organizational documents only by the affirmative vote of (i) a majority of the voting power of our capital stock so long as Mr. Robins beneficially owns shares representing a majority of the voting power of our capital stock and (ii) at least two-thirds of the voting power of the capital stock from and after the time that Mr. Robins ceases to beneficially own shares representing a majority of the voting power of our voting stock; and
•a dual class common stock structure, which provides Mr. Robins with the ability to control the outcome of matters requiring stockholder approval, even though Mr. Robins owns less than a majority of the outstanding shares of our capital stock.

These anti-takeover provisions as well as certain provisions of Nevada law could make it more difficult for a third party to acquire DraftKings, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares of Class A common stock. If prospective takeovers are not consummated for any reason, we may experience negative reactions from the financial markets, including negative impacts on the price of our Class A common stock. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing and to cause us to take other corporate actions.

Our amended and restated articles of incorporation designate the Eighth Judicial District Court of Clark County, Nevada as the exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our amended and restated articles of incorporation require that, to the fullest extent permitted by law, and unless we otherwise consent in writing to the selection of an alternative forum, the Eighth Judicial District Court of Clark County, Nevada (or if the Eighth Judicial District Court of Clark County, Nevada does not have jurisdiction, any other state district court located in the State of Nevada, and if no state district court in the State of Nevada has jurisdiction, any federal court located in the State of Nevada), will be the exclusive forum for each of the following:

•any action or proceeding brought in the name or right of DraftKings or on its behalf;
•any action asserting a claim for breach of any fiduciary duty owed by any director, officer, employee or agent of DraftKings to DraftKings or its stockholders;

•any action asserting a claim arising pursuant to any provision of NRS Chapters 78 or 92A, our amended and restated articles of incorporation or our amended and restated bylaws;
•any action to interpret, apply, enforce or determine the validity of our amended and restated articles of incorporation or our amended and restated bylaws; or
•any action asserting a claim governed by the internal affairs doctrine.

The exclusive forum provision provides federal courts located in the State of Nevada as the forum for suits brought to enforce any duty or liability for which Section 27 of the Exchange Act establishes exclusive jurisdiction with the federal courts, or any other claim for which the federal courts have exclusive jurisdiction. In addition, Section 22 of the Securities Act of 1933, as amended (the “Securities Act”), provides that federal and state courts have concurrent jurisdiction over lawsuits brought under the Securities Act or the rules and regulations thereunder. To the extent the exclusive forum provision restricts the courts in which claims arising under the Securities Act may be brought, there is uncertainty as to whether a court would enforce such a provision. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Although we believe this provision will benefit DraftKings by providing increased consistency in the application of Nevada law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2022, we had approximately 350,000 square feet of leased office space. Our corporate headquarters is located in Boston, Massachusetts and consists of approximately 125,000 square feet under a lease that expires in 2029, subject to our option to extend the term for two successive terms of five years each, or our right to early termination. Our lease and our rights under this lease are subordinated under a lien of mortgage. In addition to our corporate headquarters, we lease properties in several other cities in the United States, as well as in the Isle of Man, Ireland, Bulgaria, Ukraine, Israel, United Kingdom, Gibraltar and Malta. We use our corporate headquarters and our other facilities primarily for our management, technology, product design, sales and marketing, finance, legal, human resources, general administrative and information technology teams.

We believe that our current facilities are adequate to meet our needs for the immediate future and that suitable additional space will be available to accommodate any expansion of our operations as needed.

Item 3. Legal Proceedings.

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

On May 24, 2018, the Texas Attorney General answered the complaint filed in Travis County, Texas.

FanDuel filed a petition in intervention on August 24, 2018, seeking essentially the same relief as the Company seeks. The Court entered an updated scheduling order setting the case for a non-jury trial on April 20, 2021. The parties subsequently filed an agreed motion to extend the scheduling order seeking, among other things, to change the non-jury trial date to January 29, 2024.

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

Interactive Games LLC

On June 14, 2019, Interactive Games LLC (“IG”) filed suit against us in the U.S. District Court for the District of Delaware. In the Complaint, IG alleges that our daily fantasy sports (“DFS”) product offering infringes two patents: U.S. Patent No. 8,956,231 (the “231 Patent”), which is entitled “Multi-process communication regarding gaming information”, and U.S. Patent No. 8,974,302 (the “302 Patent”), which is entitled “Multi-process communication regarding gaming information.” That same Complaint alleges that our Sportsbook product offering infringes two additional patents: U.S. Patent No. 8,616,967 (the “967 Patent”), which is entitled “System and method for convenience gaming” and U.S. Patent No. 9,430,901 (the “901 Patent”), which is entitled “System and method for wireless gaming with location determination.” All four of these patents are collectively referred to as the “IG Patents.”

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

On June 17, 2020, we filed petitions for inter partes review with the Patent Trial and Appeal Board (the “PTAB”) challenging the validity of each of the IG Patents. The PTAB instituted review for the ‘901 Patent, the ‘231 Patent, and the ‘967 Patent but denied institution for the ‘302 Patent. On February 5, 2021, we filed a request for rehearing regarding the decision on the ‘302 Patent, which was denied by the PTAB on March 2, 2021. On October 13, 2021, the PTAB heard oral argument on the ’901 Patent, the ’231 Patent, and the ’967 Patent. On January 4, 2022, the PTAB issued a final written decision finding all challenged claims of the ’901 Patent, the ’231 Patent, and the ’967 Patent unpatentable. On March 8, 2022, IG appealed the final written decisions for all three instituted inter partes reviews. On April 19, 2022, IG moved to voluntarily dismiss the appeal for the inter partes review related to the ’901 Patent, which was granted on April 20, 2022. On July 15, 2022, IG filed its opening briefs in the appeals of the inter partes reviews for the ’231 Patent and ’967 Patent. On October 5, 2022, we filed our responsive briefs in the appeals of the IPRs related to the ’231 Patent and ’967 Patent. On November 23, 2022, IG filed its reply briefs in the appeals of the IPRs related to the ’231 Patent and ’967 Patent. The District Court litigation remains stayed pending resolution of all appeals from the inter partes reviews.

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

Winview Inc.

On July 7, 2021, Winview Inc., a Delaware corporation (“Winview”) filed suit against the Company in the U.S. District Court for the District of New Jersey. In the complaint, Winview alleges that the Company infringes two patents: U.S. Patent No. 9,878,243 (“the ’243 Patent”), entitled “Methodology for Equalizing Systemic Latencies in Television Reception in Connection with Games of Skill Played in Connection with Live Television Programming”, and U.S. Patent No. 10,721,543 (“the ’543 Patent”), entitled “Method of and System for Managing Client Resources and Assets for Activities on Computing Devices”. The allegations based on the ’243 Patent are directed to Sportsbook, and the allegations based on the ‘543 Patent are directed to both Sportsbook and DFS.

On July 28, 2021, Winview filed an amended complaint, in which it alleges that the Company infringes two additional patents: U.S. Patent No. 9,993,730 (“the ’730 Patent”), entitled ”Methodology for Equalizing Systemic Latencies in Television Reception in Connection with Games of Skill Played in Connection with Live Television Programming”, and U.S. Patent No. 10,806,988 (“the ’988 Patent”), entitled “Method Of and System For Conducting Multiple Contests of Skill with a Single Performance”. The allegations based on the ’730 Patent are directed at Sportsbook, and the allegations based on the ’988 Patent are directed at DFS.

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

On November 15, 2021, Winview filed a second amended complaint (the “SAC”), adding as defendants DK DE and Crown Gaming Inc., a Delaware corporation, which are wholly-owned subsidiaries of the Company. The SAC, among other allegations, repeats the allegations of the first amended complaint that the defendants infringe the ’243 Patent, the ’543 Patent, the ’730 Patent, and the ’988 Patent. On December 15, 2021, the Company filed its motion to dismiss the SAC, again arguing that Winview failed to state a claim for direct infringement of the ’543 Patent and the ’730 Patent, and for willful, induced, and contributory infringement for all four asserted patents. Winview filed its memorandum in opposition to the motion to dismiss on January 24, 2022, and the Company filed its reply brief to Winview’s opposition on January 31, 2022. On August 3, 2022, we filed a petition for inter partes review with the PTAB challenging the validity of the ‘243 Patent. On September 20, 2022, the court entered an order staying the pending motion to dismiss and staying all discovery pending final resolution of the petition for inter partes review through a final written decision. On January 31, 2023, the PTAB granted institution of the inter partes review, and it is expected to issue a final written decision by January 31, 2024. On February 15, 2023, the District Court administratively terminated the lawsuit pending the PTAB’s final written decision.

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

Securities Matters Related to Allegations in the Hindenburg Report

On July 2, 2021, the first of two substantially similar federal securities law putative class actions was filed in the U.S. District Court for the Southern District of New York against the Company and certain of its officers. The actions allege violations of Sections 10(b) and 20(a) of the Exchange Act on a behalf of a putative class of persons who purchased or otherwise acquired the Company's stock between December 23, 2019 and June 15, 2021. The allegations relate to, among other things, allegedly false and misleading statements and/or failures to disclose information about the Company’s business and prospects, based primarily upon the allegations concerning SBTech that were contained in a report published about the Company on June 15, 2021 by Hindenburg Research (the “Hindenburg Report”). We intend to vigorously defend against these claims. On November 12, 2021, the court consolidated the two actions under the caption In re DraftKings Securities Litigation and appointed a lead plaintiff. The lead plaintiff filed a consolidated amended complaint on January 11, 2022. On February 22, 2022, defendants filed a motion seeking dismissal of this action, and in response, the lead plaintiff filed a second amended complaint on April 5, 2022. On April 26, 2022, defendants again filed a motion seeking dismissal of this action. On January 10, 2023, the court granted the motion to dismiss and final judgment was entered dismissing the action with prejudice.

Beginning on July 9, 2021, the Company received subpoenas from the SEC seeking documents concerning, among other things, certain of the allegations raised in the Hindenburg Report, as well as the Company’s disclosures regarding its compliance policies and procedures, and related matters. The Company intends to comply with the related requests and is cooperating with the SEC’s ongoing inquiry.

We cannot predict with any degree of certainty the outcome of the SEC matter or determine the extent of any potential liabilities. We also cannot provide an estimate of the possible loss or range of loss. Any adverse outcome in the SEC matter could expose the Company to substantial damages or penalties that may have a material adverse impact on the Company’s operations and cash flows.

Despite the potential for significant damages, we do not believe, based on currently available information, that the outcome of the SEC matter will have a material adverse effect on our financial condition, although the outcome could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

Shareholder Derivative Litigation Related to Allegations in the Hindenburg Report

On October 21, 2021, the first of five substantially similar putative shareholder derivative actions was filed in Nevada by alleged shareholders of the Company. The actions purport to assert claims on behalf of the Company against certain current and former officers and/or members of the board of directors of the Company and DEAC. The two actions filed in the U.S. District Court for the District of Nevada have since been consolidated, and two of the actions filed in Nevada state District Court in Clark County likewise have been consolidated. A substantially identical fifth action was filed in Nevada state District Court in Clark County and has been dismissed voluntarily by the plaintiff. The same plaintiff filed a substantially identical action in Massachusetts Superior Court, which has also been dismissed voluntarily by the plaintiff. The Nevada actions purport to assert claims on behalf of the Company for, among other things, breach of fiduciary duty and corporate waste based primarily upon the allegations concerning SBTech that were contained in the Hindenburg Report. The federal court action in Nevada also contends that certain individuals are liable to the Company for any adverse judgment in the federal securities class actions described above under Sections 10(b) and 21D of the Exchange Act. The Nevada actions seek unspecified compensatory damages, changes to corporate governance and internal procedures, equitable and injunctive relief, restitution, costs and attorney’s fees. All proceedings in both pending Nevada actions have been stayed by agreement of the parties pending the finality of the above-referenced judgement of dismissal in In re DraftKings Securities Litigation, which became final on February 9, 2023.

The Company cannot predict with any degree of certainty the outcome of these matters or determine the extent of any potential liabilities. The Company also cannot provide an estimate of the possible loss or range of loss. Because the Nevada actions allege claims on behalf of the Company and purport to seek judgments in favor of the Company, the Company does not believe, based on currently available information, that the outcome of these proceedings will have a material adverse effect on the Company's financial condition, although the outcome could be material to the Company's operating results for any particular period, depending, in part, upon the operating results for such period.

Matters Related to the GNOG Transaction

On August 12, 2022, a putative class action was filed in Nevada state District Court in Clark County against Golden Nugget Online Gaming, Inc. (“GNOG Inc.”), the Company and one of its officers, as well as former officers or directors and the former controlling stockholder of GNOG Inc. and Jefferies LLC. The lawsuit asserts claims on behalf of a putative class of former minority stockholders of GNOG Inc. alleging that certain former officers and directors of GNOG Inc. and its former controlling stockholder (Tilman Fertitta and/or Fertitta Entertainment, Inc.) breached their fiduciary duties to minority stockholders of GNOG Inc. in connection with the GNOG Transaction, and the other defendants aided and abetted the alleged breaches of fiduciary duty. On November 1, 2022, defendants filed motions to dismiss the action on the grounds of improper forum and lack of personal jurisdiction over certain defendants. On December 22, 2022, plaintiff filed its opposition to defendants’ motions to dismiss. On January 23, 2023, defendants filed reply briefs in further support of their motions to dismiss. On February 7, 2023, the parties filed supplemental briefs with respect to the motions to dismiss. Those motions remain pending.

On September 9, 2022, two similar putative class actions were filed in the Delaware Court of Chancery against former directors of GNOG Inc. and its former controlling stockholder, one of which also names the Company and Jefferies Financial Group, Inc. as defendants. These pending actions in Delaware assert substantially similar claims on behalf of a putative class of former minority stockholders of GNOG Inc. alleging that certain former officers and directors of GNOG Inc. and its former controlling stockholder (Tilman Fertitta) breached their fiduciary duties to minority stockholders of GNOG Inc. in connection with the GNOG Transaction, and one of the actions also alleges that the Company and Jefferies Financial Group, Inc. aided and abetted the alleged breaches of fiduciary duty. On October 12, 2022, the Delaware Court of Chancery consolidated these two actions under the caption In re Golden Nugget Online Gaming, Inc. Stockholders Litigation. On October 29, 2022, the court appointed co-lead plaintiffs in the consolidated action. The Company’s obligation to respond to the consolidated action has been stayed by the court until the filing of a consolidated amended complaint.

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

Despite the potential for significant damages, the Company does not believe, based on currently available information, that the outcome of these proceedings will have a material adverse effect on the Company's financial condition, although the outcome could be material to the Company's operating results for any particular period, depending, in part, upon the operating results for such period.

AG 18, LLC d/b/a/ Arrow Gaming

On August 19, 2021, AG 18, LLC d/b/a/ Arrow Gaming (“Arrow Gaming”) filed a complaint against the Company in the United States District Court for the District of New Jersey alleging that the Company's DFS and Casino product offerings infringe four patents. On October 12, 2021, Arrow Gaming filed an amended complaint to add one additional patent. The following U.S. Patents are asserted against one or both of the Company's DFS and Casino product offerings in the amended complaint: (1) U.S. Patent No. 9,613,498 (“the ’498 Patent”), entitled “Systems and Methods For Peer-to-Peer Gaming”; (2) U.S. Patent No. 9,978,205 (“the ’205 Patent”), entitled “Location Based Restrictions on Networked Gaming”; (3) U.S. Patent No. 10,497,220 (“the ’220 Patent”) entitled “Location Based Restrictions on Networked Gaming”); (4) U.S. Patent No. 10,614,657 (“the ’657 Patent”) entitled “Location Based Restrictions on Networked Gaming”; and (5) U.S. Patent No. 11,024,131 (“the ’131 Patent”) entitled “Location Based Restrictions on Networked Gaming” (collectively, the “Arrow Gaming Patents”).

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

On January 21, 2022, the Company filed a motion to dismiss plaintiff’s second amended complaint. On February 22, 2022, plaintiff filed its opposition to the Company's motion to dismiss plaintiff’s second amended complaint, and on March 25, 2022, the Company filed its reply thereto. On March 7, 2022, the Company filed a motion to disqualify plaintiff’s counsel. On March 21, 2022, plaintiff filed its opposition to the Company's motion to disqualify plaintiff’s counsel, and on March 28, 2022, the Company filed its reply thereto. On September 21, 2022, the Company's motion to dismiss was administratively terminated, pending the outcome of the disqualification motion. On October 4, 2022, the presiding Magistrate Judge denied the Company's motion to disqualify plaintiff’s counsel. On October 21, 2022, the Company filed a renewed motion to dismiss plaintiff’s complaint. On November 4, 2022, Arrow Gaming filed an opposition to the renewed motion to dismiss. On November 14, 2022, the Company filed its reply in support of the motion to dismiss. On November 4, 2022, the Company filed a motion to stay the case pending resolution of the below-referenced petitions for inter partes review. On November 23, 2022 Arrow Gaming filed an opposition to the motion to stay. On December 2, 2022, the Company filed a reply in support of the motion to stay.

Between August 22, 2022 and August 30, 2022, the Company filed petitions for inter partes review with the Patent Trial and Appeal Board challenging the validity of each of the Arrow Gaming Patents.

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

Beteiro, LLC

On November 22, 2021, Beteiro, LLC (“Beteiro”) filed a complaint against the Company in the United States District Court for the District of New Jersey alleging that the Company’s Sportsbook and Casino product offerings infringe four patents. The following U.S. Patents are asserted against Company’s Sportsbook and Casino products in the complaint: U.S. Patent No. 9,965,920, entitled “Apparatus and Method for Facilitating Gaming Activity and/or Gambling Activity” (“the ’920 Patent”); U.S. Patent No. 10,043,341, entitled “Apparatus and Method for Facilitating Gaming Activity and/or Gambling Activity” (“the ’341 Patent”); U.S. Patent No. 10,147,266, entitled “Apparatus and Method for Facilitating Gaming Activity and/or Gambling Activity” (“the ’266 Patent”); and U.S. Patent No. 10,255,755, entitled “Apparatus and Method for Facilitating Gaming Activity and/or Gambling Activity” (“the ’755 Patent”) (collectively, the “Beteiro Patents”).

The Company filed its motion to dismiss plaintiff’s complaint on February 9, 2022. On April 7, 2022, Plaintiff filed its opposition to the Company's motion to dismiss, and on April 25, 2022, the Company filed its reply thereto. On September 7, 2022, the Company's motion to dismiss the complaint was granted. On September 22, 2022, Beteiro filed its notice to appeal the ruling on the motion to dismiss. On October 5, 2022, Beteiro filed a motion for reconsideration of the ruling on the motion to dismiss at the District Court, which was denied by the District Court on November 2, 2022. On October 28, 2022, the Company filed petitions for inter partes review with the Patent Trial and Appeal Board challenging the validity of each of the Beteiro Patents.

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

Diogenes Ltd. & Colossus (IOM) Ltd.

On December 1, 2021, Diogenes Ltd. & Colossus (IOM) Ltd. (“Colossus”), filed a complaint against the Company in the United States District Court for the District of Delaware alleging that the Company’s Sportsbook product offering infringes seven of its patents. The following U.S. Patents, each entitled “Wagering apparatus, methods and systems”, are asserted against the Company’s Sportsbook product offering in the complaint: U.S. Patent No. 8,721,439 (“the ’439 patent”); U.S. Patent No. 9,117,341 (“the ’341 patent”); U.S. Patent No. 9,275,516 (“the ’516 patent”); U.S. Patent No. 9,424,716 (“the ’716 patent”); U.S. Patent No. 9,704,338 (“the ’338 patent”); U.S. Patent No. 10,970,969 (“the ’969 patent”); and U.S. Patent No. 10,997,822 (“the ’822 patent”).

On January 24, 2022, the Company filed its motion to dismiss the original complaint. On February 7, 2022, Colossus filed an amended complaint (the “Amended Complaint”) to, among other things, assert one additional patent against the Company, U.S. Patent No. 11,200,779 (“the ’779 patent”). The patents asserted by Colossus are collectively referred to as the “Colossus Patents.”

The Company filed its motion to dismiss the Amended Complaint on February 22, 2022. On March 15, 2022, plaintiffs filed their opposition to the Company's motion to dismiss, and on March 29, 2022, the Company's filed its reply thereto. On March 25, 2022, a scheduling order was entered in which, among other things, trial was scheduled for January 13, 2025. On July 18, 2022, Magistrate Judge Burke issued a report and recommendation (the “Report and Recommendation”) that the motion to dismiss be granted-in-part and denied-in-part. The Company and Colossus each filed their objections to the Report and Recommendation on August 1, 2022. On August 26, 2022, District Court Judge Noreika overruled both parties’ respective objections and adopted the Report and Recommendation of Magistrate Judge Burke regarding the motion to dismiss. On December 27, 2022, the Company filed an Answer to the Amended Complaint, including certain affirmative defenses. On January 17, 2023, Colossus filed a motion to strike the affirmative defense of unenforceability from the Company’s Answer. On February 7, 2023, the Company filed an Amended Answer and Counterclaims to the Amended Complaint, and also filed a response to Colossus’ motion to strike.

Between November 29, 2022, and December 2, 2022, the Company filed petitions for inter partes review with the PTAB challenging the validity of the Colossus Patents.

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

Steiner

Nelson Steiner filed suit against the Company and FanDuel Inc. in Florida state court on November 9, 2015. The action was subsequently transferred to In Re: Daily Fantasy Sports Litigation (Multi-District Litigation) (the “MDL”), and Mr. Steiner’s action was consolidated into the MDL’s amended complaint, which, in February 2016, consolidated numerous actions (primarily purported class actions) filed against the Company, FanDuel, and other related parties in courts across the United States. By June 23, 2022, the MDL was resolved, except for Mr. Steiner’s action, and the court officially closed the MDL docket on July 8, 2022.

Mr. Steiner brings this action as a concerned citizen of the state of Florida alleging that, among other things, defendants’ daily fantasy sports contests are illegal gambling under the state laws of Florida and seeks disgorgement of “gambling losses” purportedly suffered by Florida citizens on behalf of the state. On June 23, 2022, the MDL court remanded Mr. Steiner’s action to the Circuit Court for Pinellas County, Florida. Plaintiff has not yet filed an amended pleading.

The Company intends to vigorously defend this suit. If the plaintiff obtains a judgment in his favor in this matter, the Company could be subject to substantial damages and it could be restricted from offering DFS contests in Florida. The Company cannot provide any assurance as to the outcome of this matter.

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

Despite the potential for significant damages, the Company does not believe, based on currently available information, that the outcome of this matter will have a material adverse effect on Company’s financial condition, although the outcome could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

Turley

On January 9, 2023, Simpson G. Turley, individually and on behalf of all others similarly situated, filed a purported class action against the Company in the United States District Court for the District of Massachusetts. Plaintiff alleges, among other things, that he was a contestant in the Company’s daily fantasy showdown contest for the January 2, 2023, NFL game between the Cincinnati Bengals and the Buffalo Bills (the “Bengals-Bills Game”). The Bengals-Bills Game was postponed and eventually cancelled due to Damar Hamlin collapsing during the game. Plaintiff alleges that he was winning prizes in multiple showdown contests at the point in time that the Bengals-Bills Game was cancelled (with 5:58 remaining in the first quarter). Plaintiff alleges that, instead of paying out the prize money, the Company refunded entry fees to contestants that entered showdown or flash draft fantasy contests. Plaintiff asserts claims for breach of contract, unfair and deceptive acts and practices, false advertising, and unjust enrichment. Among other things, Plaintiffs seeks statutory damages, monetary damages, punitive damages, attorney fees and interest.

The Company intends to vigorously defend this case. If the plaintiff obtains a judgment in his favor in this matter, the Company could be subject to substantial damages and it could be restricted from offering DFS contests in Massachusetts. The Company cannot provide any assurance as to the outcome of this matter.

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

Despite the potential for significant damages, the Company does not believe, based on currently available information, that the outcome of this matter will have a material adverse effect on Company’s financial condition, although the outcome could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

DraftKings’ Class A common stock trades on the Nasdaq under the symbol “DKNG”. Prior to April 24, 2020 and before the completion of the business combination with SBTech (Global) Limited and Diamond Eagle Acquisition Corp, the Class A common stock of Diamond Eagle Acquisition Corp traded on the Nasdaq under the ticker symbol “DEAC”.

Holders

As of February 15, 2023, there were 978 holders of record of our Class A common stock. In addition to holders of record of our Class A common stock, we believe there is a substantially greater number of “street name” holders or beneficial holders whose Class A common stock is held of record by banks, brokers and other financial institutions.

There is no public market for our Class B common stock and one holder of record of our Class B common stock as of February 15, 2023.

Dividend Policy

We have not paid any cash dividends on our Class A common stock to date. The payment of cash dividends is subject to the discretion of our board of directors and may be affected by various factors, including our future earnings, financial condition, capital requirements, share repurchase activity, current and future planned strategic growth initiatives, levels of indebtedness, and other considerations our board of directors deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12 of this Annual Report for information about our equity compensation plans, which is incorporated by reference herein.

Stock Price Performance

The graph above compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Standard & Poor’s (“S&P”) 500 Consumer Discretionary Index and the Nasdaq Composite Index. The graph assumes an initial investment of $100 in our Class A common stock at the market close on July 25, 2019, which was our initial trading day. Data for the S&P 500 Consumer Discretionary Index and the Nasdaq Composite Index assume reinvestment of dividends. Total return equals stock price appreciation plus reinvestment of dividends.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None, other than the shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of stock awards.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with other sections of this Annual Report, including “Item 1. Business” and the accompanying consolidated financial statements and related notes included elsewhere in this Annual Report.

On May 5, 2022 (the “GNOG Closing Date”), DraftKings Inc. consummated its acquisition of Golden Nugget Online Gaming, Inc. (together with its subsidiaries unless the context requires otherwise, “GNOG”), pursuant to a definitive agreement and plan of merger, dated August 9, 2021 (the “GNOG Merger Agreement”), in an all-stock transaction (the “GNOG Transaction”). DraftKings’ consolidated financial statements exclude GNOG’s operations prior to the GNOG Closing Date, unless indicated otherwise. In connection with the GNOG Transaction, DraftKings Inc. became the going-forward public company and the direct parent company of both DraftKings Holdings Inc. (formerly DraftKings Inc.), a Nevada corporation (“Old DraftKings”), and GNOG, and DraftKings Inc. is the registrant filing this Annual Report as the successor registrant for Old DraftKings. Unless otherwise indicated, the terms “DraftKings,” the “Company,” “we,” “us,” or “our” refer to DraftKings Inc. (or, in respect of periods prior to the GNOG Closing Date, Old DraftKings), together with its consolidated subsidiaries.

Our Business

We are a digital sports entertainment and gaming company. We provide users with online sports betting (“Sportsbook”), online casino (“iGaming”) and daily fantasy sports (“DFS”) product offerings, as well as DraftKings Marketplace ("Marketplace"), retail sportsbook, media and other consumer product offerings. We are also involved in the design and development of sports betting and casino gaming software for online and retail sportsbooks and iGaming operators. On May 5, 2022, we acquired GNOG in an all-stock transaction to enable us to leverage Golden Nugget’s established brand to broaden our reach into new customer segments and enhance the combined company’s iGaming product offering through our vertically-integrated technology stack and GNOG’s unique capabilities, including live dealer.

Our mission is to make life more exciting by responsibly creating the world’s favorite real-money games and betting experiences. We accomplish this by creating an environment where our users can find enjoyment and fulfillment through Sportsbook, iGaming and DFS, as well as media and other online consumer product offerings. We are also highly focused on our responsibility as a steward of this new era in real-money gaming. Our ethics guide our decision making, with respect to both the tradition and integrity of sports and our investments in regulatory compliance and consumer protection.
We continue to make deliberate and substantial investments in support of our mission and long-term growth. For example, we have invested in our products and technology in order to continuously launch new product innovations; improve marketing, merchandising, and operational efficiency through data science; and deliver a great user experience. We also make significant investments in sales and marketing and incentives to grow and retain our paid user base, including personalized cross-product offers and promotions, and promote brand awareness to attract the “skin-in-the-game” sports fan. Together, these investments have enabled us to create a leading product built on scalable technology, while attracting a user base that has resulted in the rapid growth of our business.
Our priorities are to (a) continue to invest in our product offerings, (b) launch our product offerings in new jurisdictions, (c) create replicable and predictable state-level unit economics in sports betting and iGaming and (d) expand our other online consumer product offerings. When we launch our Sportsbook and iGaming product offerings in a new jurisdiction, we invest heavily in user acquisition, retention and cross-selling until the new jurisdiction provides a critical mass of users engaged across our product offerings.
Our current technology is highly scalable with relatively minimal incremental spend required to launch our product offerings in new jurisdictions. We will continue to manage our fixed-cost base in conjunction with our market entry plans and focus our variable spend on marketing, user experience and support and regulatory compliance to become the product of choice for users and maintain favorable relationships with regulators. We also expect to improve our profitability over time as our revenue and gross profit expand as states mature, and our variable marketing expenses and fixed costs stabilize or grow at a slower rate.
Our path to profitability is based on the acceleration of positive contribution profit growth driven by increased revenue and gross profit generation from ongoing efficient customer acquisition enabled by the transition from local to regional to national advertising, strong customer retention, improved monetization from frequency and higher hold percentage, as well as scale benefits from investments in our product and technology and general and administrative functions. On a consolidated Adjusted EBITDA basis, we expect to achieve profitability when total contribution profit exceeds the fixed costs of our business, which depends, in part, on the percentage of the U.S. adult population that has access to our product offerings and the other factors summarized in the section entitled “Cautionary Statement Regarding Forward-Looking Statements”.

Impact of COVID-19

Beginning in 2020 and continuing into 2022, the novel coronavirus (“COVID-19”) pandemic adversely impacted global commercial activity, disrupted supply chains and contributed to significant volatility in financial markets. The primary impacts of the COVID-19 pandemic on us were the suspension, cancellation, rescheduling and shortening of sports seasons and sporting events, particularly between March 2020 and July 2020, when many sports seasons and sporting events, including the MLB regular season, domestic soccer leagues and European Cup competitions, the NBA regular season and playoffs, the NCAA college basketball tournament, the Masters golf tournament, and the NHL regular season and playoffs, were suspended or cancelled. The suspension of sports seasons and sporting events reduced customers’ use of, and spending on, our Sportsbook and DFS product offerings.

Beginning in July 2020, major professional sports leagues gradually resumed regular activities with shortened seasons in many instances. In the year ended December 31, 2022, sports seasons continued, and sporting events were held as planned, including the NFL regular season, the NFL Playoffs and Superbowl LVI, the NBA regular season and playoffs, the FIFA World Cup the NHL regular season and playoffs, the NASCAR Cup Series, various NCAA football bowl games, the NCAA college basketball regular season and tournament, the MLB regular season and several golf tournaments. The continued return of major sports and sporting events generated significant user interest and activity in our Sportsbook and DFS product offerings. However, the possibility remains that sports seasons and sporting events may be suspended, cancelled, rescheduled or shortened due to COVID-19 outbreaks.
Our revenue varies based on sports seasons and sporting events amongst other factors, and cancellations, suspensions or alterations resulting from COVID-19 have the potential to adversely affect our revenue, possibly materially. However, our product offerings that do not rely on sports seasons and sporting events, such as iGaming, may partially offset this adverse impact on revenue.
A significant or prolonged decrease in consumer spending on entertainment or leisure activities would also likely have an adverse effect on demand for our product offerings, reducing cash flows and revenues, and thereby materially harming our business, financial condition and results of operations. In addition, a materially disruptive resurgence of COVID-19 cases or the emergence of additional variants or strains of COVID-19 could cause other widespread or more severe impacts depending on where infection rates are highest. As steps taken to mitigate the spread of COVID-19 necessitated a shift away from a traditional office environment for many employees, we implemented business continuity programs to ensure that employees were safe and that our business continued to function with minimal disruptions to normal work operations while employees worked remotely. Since the second quarter of 2022, our primary offices, including our corporate headquarters in Boston, Massachusetts, have been re-opened with many of our employees returning to work onsite in various capacities. We will continue to monitor developments relating to disruptions and uncertainties caused by COVID-19 and the emergence of additional variants or strains thereof.

Financial Highlights and Trends

The following table sets forth a summary of our financial results for the periods indicated and is derived from our consolidated financial statements for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
(amounts in thousands)	2022	2021	2020
Revenue	$2,240,461	$1,296,025	$614,532
Net Loss	(1,377,987)	(1,523,195)	(1,231,835)
Adjusted EBITDA (1)	(721,781)	(676,133)	(391,919)

(1)Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Information” below for additional information about this measure and a reconciliation of this measure to the most directly comparable financial measure calculated in accordance with U.S. GAAP.

Revenue increased by $944.4 million in 2022, compared to 2021, primarily due to the strong performance of our Sportsbook and iGaming product offerings as a result of robust customer acquisition and retention, the successful launches of those product offerings in additional jurisdictions and reduced promotional intensity.

Key Performance Indicators

Monthly Unique Payers (“MUPs”). We define MUPs as the number of unique paid users per month who had one or more real-money, paid engagements across one or more of our Sportsbook, iGaming, DFS, or Marketplace product offerings via our technology. For reported periods longer than one month, we average the MUPs for the months in the reported period. Although the number of unique paid users includes those users that have participated in a real-money, paid engagement using only promotional incentives (which has not been a material number of users to date), which are fungible with other funds deposited into their wallets on our technology, it does not include users who have made a deposit but have not yet had a real-money, paid engagement.

MUPs is a key indicator of the scale of our online gaming user base and awareness of our brand. We believe that year-over-year growth in MUPs is also generally indicative of the long-term revenue growth potential of our online gaming product offerings, although MUPs in individual periods may be less indicative of our longer-term expectations. We expect the number of MUPs to grow as we attract, retain and re-engage users in new and existing jurisdictions and expand our product offerings to appeal to a wider audience.

The chart below presents our average MUPs for 2020, 2021 and 2022:

Average Monthly Unique Payers
(in millions)
0.9
1.5
1.9
2020
2021
2022

Average Revenue per MUP (“ARPMUP”). We define and calculate ARPMUP as the average monthly revenue, excluding revenue from gaming software services, for a reporting period, divided by the average number of MUPs for the same period. ARPMUP is a key indicator of our ability to drive usage and monetization of our product offerings.

The chart below presents our ARPMUP for 2020, 2021 and 2022:

Average Revenue per Monthly Unique Payer
(in whole dollars)
$51
$67
$96
2020
2021
2022

The increase in MUPs for 2022, compared to 2021, primarily reflects strong unique payer retention and acquisition across our Sportsbook and iGaming product offerings as well as the expansion of our Sportsbook and iGaming product offerings into new jurisdictions, partially offset by a decline in DFS MUPs.

ARPMUP increased in 2022 compared to 2021, primarily due to structural improvement in our Sportsbook hold rates, reduced promotional intensity, and a continued mix shift into our Sportsbook and iGaming product offerings, as well as favorable sport outcomes.

Non-GAAP Information

This Annual Report includes Adjusted EBITDA, which is a non-GAAP financial measure that we use to supplement our results presented in accordance with U.S. GAAP. We believe Adjusted EBITDA is useful in evaluating our operating performance, similar to measures reported by our publicly-listed U.S. competitors, and regularly used by security analysts, institutional investors and other interested parties in analyzing operating performance and prospects. Adjusted EBITDA is not intended to be a substitute for any U.S. GAAP financial measure. As calculated, it may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry.

We define and calculate Adjusted EBITDA as net loss before the impact of interest income or expense (net), income tax provision or benefit, and depreciation and amortization, and further adjusted for the following items: stock-based compensation; transaction-related costs; litigation, settlement and related costs; advocacy and other related legal expenses; gain or loss on remeasurement of warrant liabilities; and other non-recurring and non-operating costs or income, as described in the reconciliation below.

We include non-GAAP financial measures because they are used by management to evaluate our core operating performance and trends and to make decisions regarding the allocation of capital and new investments. Adjusted EBITDA excludes certain expenses that are required in accordance with U.S. GAAP because they are non-recurring items (for example, in the case of transaction-related costs and advocacy and other related legal expenses), non-cash expenditures (for example, in the case of depreciation and amortization, remeasurement of warrant liabilities and stock-based compensation), or non-operating items which are not related to our underlying business performance (for example, in the case of interest income and expense and litigation, settlement and related costs).

Adjusted EBITDA

The table below presents our Adjusted EBITDA reconciled to our net loss, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP, for the periods indicated:

	Year Ended December 31,
(amounts in thousands)	2022	2021	2020
Net Loss	$(1,377,987)	$(1,523,195)	$(1,231,835)
Adjusted for:
Depreciation and amortization (1)	169,252	121,138	77,410
Interest (income) expense, net	(18,702)	(1,957)	1,070
Income tax (benefit) provision	(67,866)	8,269	(622)
Stock-based compensation (2)	578,799	683,293	325,038
Transaction-related costs (3)	17,315	25,316	36,406
Litigation, settlement, and related costs (4)	7,010	10,392	6,839
Advocacy and other related legal expenses (5)	16,558	40,415	—
(Gain) loss on remeasurement of warrant liabilities	(29,396)	(30,065)	387,565
Other non-recurring, special project and non-operating (income) costs (6)	(16,764)	(9,739)	6,210
Adjusted EBITDA	$(721,781)	$(676,133)	$(391,919)

(1)The amounts include the amortization of acquired intangible assets of $106.1 million, $80.1 million, and $50.5 million for 2022, 2021, and 2020, respectively.
(2)Reflects stock-based compensation expenses resulting from the issuance of awards under incentive plans, and, in 2020, the issuance of our shares of Class B common stock (which have no economic or conversion rights) to our Chief Executive Officer.
(3)Includes capital markets advisory, consulting, accounting and legal expenses related to evaluation, negotiation and integration costs incurred in connection with pending or completed transactions and offerings, including costs relating to the GNOG Transaction in 2022 and 2021 and the SBTech Acquisition in 2020.
(4)Primarily includes external legal costs related to litigation and litigation settlement costs deemed unrelated to our core business operations.
(5)Includes certain non-recurring and non-ordinary course costs relating to advocacy efforts and other legal expenses in jurisdictions where we do not operate certain product offerings and are actively seeking licensure, or similar approval, for those product offerings. For 2022, those costs primarily related to our support of Proposition 27 in California. For 2021, those costs primarily related to our support of Proposition 27 in California and our support of the sports betting ballot initiative in Florida. The amounts presented exclude (i) costs relating to advocacy efforts and other legal expenses in jurisdictions where we do not operate that are incurred in the ordinary course of business and (ii) costs relating to advocacy efforts and other legal expenses incurred in jurisdictions where related legislation has been passed and we currently operate.
(6)Primarily includes the change in fair value of certain financial assets, as well as our equity method share of investee’s losses and other costs relating to non-recurring and non-operating items.

Due to the timing of the consummation of the GNOG Transaction and the SBTech Acquisition, the above periods, to the extent applicable, exclude GNOG’s operations prior to the GNOG Closing Date of May 5, 2022 and exclude SBTech’s operations prior to the SBTech Closing Date of April 24, 2020.

Key Factors Affecting Our Results

Our financial position and results of operations depend to a significant extent on the following factors:

Industry Opportunity and Competitive Landscape

We operate within the global entertainment and gaming industries, which are comprised of diverse product offerings that compete for consumers’ time and disposable income. Our short-to-medium term focus is on the North American regulated gaming industry, particularly the opportunity in online Sportsbook and iGaming. We believe our industry-leading product offerings, strong technology services, more than a decade of U.S. online and mobile gaming experience, established brand and vertically integrated solutions make us a partner of choice for state regulators, professional sports leagues and teams, gaming companies, and other sports entertainment and related businesses.

When we enter new jurisdictions, we face significant competition from other established competitors, some of which may have more experience in sports betting and iGaming and access to more resources. We believe our analytics and technology, and the lessons learned from our DFS operations and prior launches of our online Sportsbook and iGaming product offerings will enable us to capture significant share in newly available jurisdictions.

In addition, our growth prospects may suffer if we are unable to develop successful product offerings or if we fail to pursue additional product offerings. Further, if we fail to make the right investment decisions in our product offerings, technology and services, we may not effectively attract and retain users and our revenue and results of operations may decline.

Legalization, Regulation and Taxation

Our growth prospects depend on the legalization of online sports betting and iGaming in additional jurisdictions, predominantly within the United States. Our strategy is to expand our Sportsbook and iGaming product offerings in new jurisdictions as they are legalized and become accessible to the extent it is economically beneficial to do so. As of February 15, 2023, 32 U.S. states, the District of Columbia and Puerto Rico have legalized some form of sports betting. Of those 34 legal jurisdictions, 27 have legalized online sports betting. Of those 27 jurisdictions, 24 are live, and DraftKings operates in 20 of them. In addition, as of February 15, 2023, 6 U.S. states have legalized some form of iGaming. Of those 6 jurisdictions, all of them are live and DraftKings operates in 5 of them. We also operate our Sportsbook and iGaming product offerings in Ontario, Canada.

The process of securing the necessary licenses or partnerships to operate in each jurisdiction may take longer than we anticipate. In addition, legislative or regulatory restrictions and product taxes may make it less attractive or more difficult for us to operate in a particular jurisdiction. For example, certain jurisdictions require us to have a relationship with a retail operator for online Sportsbook access, which tends to increase our cost of revenue. States that have established state-run monopolies may limit opportunities for private sector participants like us. We nonetheless believe our proprietary gaming software allows us to become a partner of choice to power state-run sportsbooks.

States impose taxes on regulated offerings, the rates of which may vary substantially between states and product offerings. Sales taxes may also apply in certain jurisdictions. We are also subject to a federal excise tax of 25 basis points on the amount of each sportsbook bet.

Ability to Acquire, Retain and Monetize Users

We grow our business by attracting new paid users to our product offerings and increasing their level of engagement with our product offerings over time. To effectively attract and retain paid users and to re-engage former paid users, we invest in a variety of marketing channels in combination with personalized customer promotions, most of which can be used across all of our product offerings (such as free contest entries or bets or matching deposits). These investments and personalized promotions are intended to increase consumer awareness and drive engagement.

Managing Betting Risk

Sports betting and iGaming are characterized by an element of chance. Our revenue is impacted by variations in the hold percentage (the ratio of net win to total amount wagered) on bets placed on, or the actual outcome of, games or events on which users bet. Although our product offerings generally perform within a defined statistical range of outcomes, actual outcomes may vary for any given period, and a single large bet can have a sizeable impact on our short-term financial performance. Our hold is also affected by factors that are beyond our control, such as a user’s experience and behavior, the mix of games played, the financial resources of users and the volume of bets placed. As a result of variability in these factors, actual hold rates on our product offerings may differ from the theoretical win rates we have estimated and could result in the winnings of our gaming users exceeding those anticipated. We seek to mitigate these risks through data science and analytics and rules built into our technology, as well as active management of our amounts at risk at a point in time, but we may not always be able to do so successfully, particularly over short periods, which can result in financial losses as well as revenue volatility.

Results of Operations

2022 Compared to 2021

The following table sets forth a summary of our consolidated results of operations for the years indicated, and the changes between periods. Due to the timing of the consummation of the GNOG Transaction, the below periods, to the extent applicable, exclude GNOG’s operations prior to the GNOG Closing Date of May 5, 2022.

	Year ended December 31,
(amounts in thousands, except percentages)	2022	2021	$ Change	% Change
Revenue	$2,240,461	$1,296,025	$944,436	72.9%
Cost of revenue	1,484,273	794,162	690,111	86.9%
Sales and marketing	1,185,977	981,500	204,477	20.8%
Product and technology	318,247	253,655	64,592	25.5%
General and administrative	763,720	828,325	(64,605)	(7.8)%
Loss from operations	(1,511,756)	(1,561,617)	49,861	(3.2)%
Interest income (expense), net	18,702	1,957	16,745	855.6%
Gain (loss) on remeasurement of warrant liabilities	29,396	30,065	(669)	(2.2)%
Other income, net	20,700	11,951	8,749	73.2%
Loss before income tax (benefit) provision and loss from equity method investment	(1,442,958)	(1,517,644)	74,686	(4.9)%
Income tax (benefit) provision	(67,866)	8,269	(76,135)	920.7%
Loss (gain) from equity method investment	2,895	(2,718)	(5,613)	206.5%
Net Loss	$(1,377,987)	$(1,523,195)	$145,208	9.5%

Revenue. Revenue increased $944.4 million, or 72.9%, to $2,240.5 million in 2022, from $1,296.0 million in 2021. The increase was primarily attributable to our online gaming revenues which increased $961.2 million, or 83.9%, to $2,106.7 million in 2022 due to MUPs increasing by 28.3% and ARPMUP increasing by 43.3%, in each case as compared to 2021. MUPs and ARPMUP increased primarily due to strong player retention and acquisition across our Sportsbook and iGaming product offerings, as well as the expansion of our Sportsbook and iGaming product offerings into new jurisdictions, a continued mix shift into our Sportsbook and iGaming product offerings and reduced promotional intensity.

Cost of Revenue. Cost of revenue increased $690.1 million, or 86.9%, to $1,484.3 million in 2022, from $794.2 million in 2021. Our online gaming product offerings accounted for substantially all of this increase, reflecting growth in revenue from our expanded product and jurisdictional footprint, including the launch of our Sportsbook product offering in New York, Louisiana, Kansas, Maryland, and Ontario, Canada and the launch of our iGaming product offering in Ontario, Canada since the beginning of 2022. In particular, the cost of revenue increase was primarily attributable to an increase in our variable expenses, such as product taxes and payment processing fees that increased $401.7 million and $77.9 million, respectively, and the remaining increase was primarily attributable to an increase in our variable platform costs and revenue share arrangements resulting from additional customer activity.

Cost of revenue as a percentage of revenue increased to 66.2% in 2022 from 61.2% in 2021, reflecting, in part, our changed revenue mix from our more mature DFS product to our iGaming and Sportsbook product offerings, which in general, produce revenue at a higher cost per revenue dollar relative to our more mature DFS product.

Sales and Marketing. Sales and marketing expense increased $204.5 million, or 20.8%, to $1,186.0 million in 2022, from $981.5 million in 2021. The increase was primarily attributable to an increase of $133.9 million in advertising costs spent to acquire users, as well as an increase in compensation and technology costs associated with analyzing, developing and deploying those advertising campaigns.

Product and Technology. Product and technology expense increased $64.6 million, or 25.5%, to $318.2 million in 2022 from $253.7 million in 2021. The increase primarily reflects additions to our product operations and engineering headcount.

General and Administrative. General and administrative expense decreased $64.6 million, or 7.8%, to $763.7 million in 2022 from $828.3 million in 2021. This decrease was primarily driven by a decrease in stock-based compensation expense of

$100.4 million, partially offset by an increase in cash-based compensation expense due to an increase in headcount and an increase in software and facility fees.

Gain on Remeasurement of Warrant Liabilities. We recorded a gain on remeasurement of warrant liabilities of $29.4 million in 2022, compared to a gain of $30.1 million in 2021 primarily due to changes in the underlying share price of our Class A common stock.

Other Income, net. Other income, net was $20.7 million in 2022, as compared to $12.0 million in 2021. This increase was primarily attributable to an increase in certain Level 1 and Level 3 financial assets recorded at fair value.

Income Tax (Benefit) Provision. We recorded an income tax benefit of $67.9 million in 2022, as compared to an income tax provision of $8.3 million in 2021. This decrease to tax provision was primarily due to a discretely recorded income tax benefit of $70.1 million, which was attributable to non-recurring partial releases of the Company’s U.S. valuation allowance as a result of the GNOG purchase price allocation.

Net Loss. Net loss improved by $145.2 million to $1,378.0 million in 2022 from $1,523.2 million in 2021 for the reasons discussed above.

2021 Compared to 2020

A discussion of changes in our results of operations in 2021 compared to 2020 has been omitted from this Annual Report, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 18, 2022, which is available free of charge on the SEC’s website at www.sec.gov and at www.DraftKings.com.

Quarterly Performance Trend and Seasonality

Our user engagement and financial performance is seasonal in nature, as indicated by the following chart, which presents our average MUPs and ARPMUP for the last eight quarters, and the explanations that follow.

Quarterly KPI Trend
2,600
2,400
2,200
2,000
1,800
1,600
1,400
1,200
1,000
800
600
400
200
0
MUPs (in 000's)
$110
$100
$90
$80
$70
$60
$50
$40
$30
$20
$10
$0
ARPMUP
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
MUPs (in 000's)
ARPMUP

Our business experiences the effects of seasonality based on the relative popularity of certain sports. Although our technology supports contests and betting on sporting events throughout the year, the fourth quarter is when our users tend to be most engaged, primarily due to the overlapping time frame of the NFL and NBA seasons, which are the most popular sports amongst our users. As a result, we have historically generated higher revenues in our fourth quarter compared to other quarters.

We anticipate that this trend will continue, though our mix of revenues in each quarter and our key performance indicators will also be impacted by the timing of new jurisdiction launches and the introduction of new product offerings.

In addition, revenue and key performance indicators for a given quarter or fiscal year may differ substantially due primarily to professional sports season scheduling, including the frequency of play. For example, during the NFL season, our user engagement and revenue is generally highest on Sundays. The number of Sundays in a fiscal reporting period may differ from quarter to quarter and year to year, resulting in revenue volatility between comparative periods. In contrast, the MLB season, which traditionally falls in our second and third quarters, is characterized by numerous, daily games throughout the season, which tends to result in higher DFS contestant engagement and more Sportsbook bets per paid user relative to the NFL season. Historically, MLB play has attracted a more dedicated but smaller user base to our product offerings. The timing of the MLB season in combination with these factors has tended to result in lower MUPs in our second quarter, but a higher ARPMUP.

The suspension, postponement, rescheduling, shortening and cancellation of major sports seasons and sporting events may materially impact our results of operations by, for example, reducing our customers’ use of, and spending on, our Sportsbook and DFS product offerings. However, our product offerings that do not rely on sports seasons and sporting events, such as iGaming, may partially offset such an adverse impact on revenue.

Liquidity and Capital Resources

We had $1.3 billion in cash and cash equivalents as of December 31, 2022 (excluding player cash, which we segregate from our operating cash balances on behalf of our paid users for all jurisdictions and product offerings). We believe our cash on hand is sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months. We will continue to evaluate our long-term operating performance and cash needs and believe we are well positioned to continue to fund the operations of the business long-term.

Our material cash requirements include the following contractual and other obligations.

Debt. In March 2021, we issued zero-coupon convertible senior notes in an aggregate principal amount of $1,265.0 million (the “Convertible Notes”). The Convertible Notes mature on March 15, 2028, subject to earlier conversion, redemption or repurchase. In connection with the pricing of the Convertible Notes and the exercise of the option to purchase additional Convertible Notes, we entered into privately negotiated capped call transactions (the “Capped Call Transactions”). The Capped Call Transactions are expected generally to reduce potential dilution to DraftKings Inc.’s Class A common stock upon any conversion of the Convertible Notes. The net cost of $124.0 million incurred to enter into the Capped Call Transactions was recorded as a reduction to additional paid-in capital on the Company’s consolidated balance sheet. As of December 31, 2022, the Convertible Notes, net of issuance costs, balance was $1,251.1 million.

Leases. We have lease arrangements for certain corporate office facilities, data centers and motor vehicles. As of December 31, 2022, the Company had lease obligations of $97.7 million, with $8.7 million payable within 12 months.

Other Purchase Obligations. We have certain non-cancelable contracts with vendors, licensors and others requiring us to make future cash payments. As of December 31, 2022, these purchase obligations were $1,706.2 million, with $447.6 million payable within 12 months.

Cash Flows

The following table summarizes our cash flows for the periods indicated. Due to the timing of the consummation of the GNOG Transaction and the SBTech Acquisition, the below periods, to the extent applicable, exclude GNOG’s operations prior to the GNOG Closing Date of May 5, 2022 and exclude SBTech’s operations prior to the SBTech Closing Date of April 24, 2020.

	Year ended December 31,
(in thousands)	2022	2021	2020
Net cash used in operating activities	$(625,519)	$(419,508)	$(194,157)
Net cash used in investing activities	(208,766)	(195,022)	(227,341)
Net cash (used in) provided by financing activities	(16,732)	1,138,813	2,306,299
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	—	583	(358)
Net increase (decrease) in cash and cash equivalents and restricted cash	(851,017)	524,866	1,884,443
Cash and cash equivalents and restricted cash at beginning of period	2,629,842	2,104,976	220,533
Cash and cash equivalents and restricted cash at end of period	$1,778,825	$2,629,842	$2,104,976

2022 Compared to 2021

Operating Activities. Net cash used in operating activities in 2022 was $625.5 million, compared to $419.5 million in 2021, reflecting a decrease in cash from changes in operating assets and liabilities of $235.0 million, primarily due to faster servicing of our accounts payable and higher deposit volume from our users increasing our receivables reserved for users balance. This cash usage is partially offset by an improvement in our net loss, adjusted for non-cash items, of $29.0 million.

Investing Activities. Net cash used in investing activities in 2022 decreased by $13.7 million to $208.8 million from $195.0 million in 2021, mainly reflecting an increase in cash paid for property, equipment, and internally developed software costs of $34.0 million partially offset by a decrease in cash paid for gaming licenses and financial assets of $50.5 million.

Financing Activities. Net cash used in financing activities in 2022 decreased by $1,155.5 million from cash provided by financing activities of $1,138.8 million in 2021 to cash used in financing activities of $16.7 million in 2022, mainly reflecting the completion of our issuance of Convertible Notes in the first quarter of 2021.

2021 Compared to 2020

A discussion of changes in cash flows in 2021 compared to 2020 has been omitted from this Annual Report, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 18, 2022, which is available free of charge on the SEC's website at www.sec.gov and at www.DraftKings.com.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Preparation of the financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (a) the estimate or assumption is complex in nature or requires a high degree of judgment and (b) the use of different judgments, estimates and assumptions could have a material impact on our consolidated financial statements. Our significant accounting policies are described in Note 2 of the consolidated financial statements included elsewhere in this Annual Report. Our critical accounting estimates are described below:

Loss Contingencies

Our loss contingencies, which are included within the “other long-term liabilities” caption on our consolidated balance sheets, are uncertain by nature and their estimation requires significant management judgment as to the probability of loss and estimation of the amount of loss. These contingencies include, but may not be limited to, litigation, regulatory investigations and proceedings and management’s evaluation of complex laws and regulations, including those relating to indirect taxes, and the extent to which they may apply to our business and industry. See Notes 7 and 15 to our consolidated financial statements for more information.

We regularly review our contingencies to determine whether the likelihood of loss is probable and to assess whether a reasonable estimate of the loss can be made. Determination of whether a loss estimate can be made is a complex undertaking that considers the judgment of management, third-party research, the prospect of negotiation and interpretations by regulators and courts, among other information. When a loss is determined to be probable, as that term is defined under U.S. GAAP, and the amount of the loss can be reasonably estimated, an estimated contingent liability is recorded. We continually reevaluate our indirect tax and other positions for appropriateness.

Goodwill

Goodwill is tested for impairment at the reporting unit level, which is the same or one level below an operating segment. In accordance with ASC Topic 350 Intangibles - Goodwill and Other, our business is classified into three reporting units: (i) business-to-consumer (“B2C”), which includes our Online Sportsbook, iGaming, DFS, Marketplace, and retail sportsbook product offerings, (ii) media, and (iii) business-to-business (“B2B”), which includes our gaming software services. We review and evaluate our goodwill and indefinite life intangible assets for potential impairment at a minimum annually, in the fourth quarter, or more frequently if circumstances indicate that impairment is possible.

In testing goodwill for impairment, we have the option to begin with a qualitative assessment, commonly referred to as “Step 0,” to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, including changes in our management, strategy and primary user base. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then perform a quantitative goodwill impairment analysis by comparing the carrying amount to the fair value of the reporting unit. If the carrying amount exceeds the fair value, goodwill will be written down to the fair value and recorded as impairment expense in the consolidated statements of operations. We perform our impairment testing annually and when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We performed our annual impairment assessment of goodwill as of October 1, 2022 and concluded that goodwill was not impaired.

Business Combinations

We account for business acquisitions in accordance with ASC Topic 805, Business Combinations (“ASC 805”). We measure the cost of an acquisition as the aggregate of the acquisition date fair values of the assets transferred and liabilities assumed and equity instruments issued. Transaction costs directly attributable to the acquisition are expensed as incurred. We record goodwill for the excess of (i) the total costs of acquisition, fair value of any non-controlling interests and acquisition date fair value of any previously held equity interest in the acquired business over (ii) the fair value of the identifiable net assets of the acquired business.

The acquisition method of accounting requires us to exercise judgment and make estimates and assumptions based on available information regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities related to uncertain tax positions and contingencies. We must also refine these estimates over a one-year measurement period, to reflect any new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to retroactively adjust provisional amounts that we have recorded for the fair value of assets and liabilities in connection with an acquisition, these adjustments could materially impact our results of operations and financial position. Estimates and assumptions that we must make in estimating the fair value of future acquired technology, user lists and other identifiable intangible assets include future cash flows that we expect to generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expenses. If our estimates of the economic lives change, depreciation or amortization expenses could be accelerated or slowed, which could materially impact our results of operations.

On the GNOG Closing Date of May 5, 2022, we completed our acquisition of 100% of the equity interests of GNOG pursuant to the GNOG Merger Agreement. The GNOG Transaction was accounted for under ASC 805. In accordance with the acquisition method, we recorded the fair value of assets acquired and liabilities assumed. The allocation of the consideration to the assets acquired and liabilities assumed is based on various estimates.

Stock-based Compensation

Our historical and outstanding stock-based compensation awards, including the issuances of options and other stock awards under our equity compensation plans, have typically included service-based, performance-based or market-based vesting conditions. For awards with only service-based vesting conditions, we record compensation cost for these awards using the straight-line method less an assumed forfeiture rate. For awards with performance-based or market-based vesting conditions, we recognize compensation cost on a tranche-by-tranche basis (the accelerated attribution method).

Stock-based compensation expense is measured based on the grant-date fair value of the stock-based awards and is recognized over the requisite service period of the awards. Prior to the DEAC Business Combination, our management and board of directors considered various objectives and subjective factors to determine the fair value of DK DE's common stock as of each grant date, including the value determined by a third-party valuation firm. These factors included, among other things, financial performance, capital structure, forecasted operating results and market performance analyses of similar companies in our industry. Following the DEAC Business Combination, the fair value of our Class A common stock is determined based on the quoted market price. To estimate the fair value of stock option awards, the Black-Scholes model and a Monte Carlo simulation were used to determine the fair value of grants with market-based conditions. Both the Black-Scholes model and the Monte Carlo simulation requires management to make a number of key assumptions, including expected volatility, expected term, risk-free interest rate and expected dividends. The risk-free interest rate is estimated using the rate of return on U.S. treasury notes with a life that approximates the expected term. The expected term assumption used in the Black-Scholes model represents the period of time that the options are expected to be outstanding and is estimated using the midpoint between the requisite service period and the contractual term of the option.

The assumptions underlying these valuations represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes change and our management uses significantly different assumptions or estimates, our stock-based compensation expense for future periods could be materially different, including as a result of adjustments to stock-based compensation expense recorded for prior period.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, foreign currency risk and inflation risk as follows:

Interest Rate Risk

We had cash and cash equivalents totaling $1.3 billion and $2.2 billion at December 31, 2022 and December 31, 2021, respectively. Our cash and cash equivalents consist of highly liquid, unrestricted savings, checking and other bank accounts. The Company also utilizes money market funds and short-term deposits with original maturities of three months or less. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. Due to the relatively short-term nature of our portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.

Foreign Currency Risk

The Company has exposure to changes in currency rates as a result of operations by subsidiaries in non-U.S jurisdictions. Revenue and income/loss generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. The operations impacted by foreign currency risk are not significant relative to the U.S operations of the Company and, as a result, our exposure to foreign currency risk is not material. Currently, we do not otherwise hedge our foreign exchange exposure but may consider doing so in the future.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and operating results.

Item 8. Financial Statements and Supplementary Data.

See financial statements included in Item 15 “Exhibits, Financial Statement Schedules” of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2022, which is the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with U.S. GAAP. Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of GNOG, which we acquired in May 2022, as discussed in Note 3 “Business Combinations” to the consolidated financial statements. We have included the financial results of GNOG in the consolidated financial statements from the date of acquisition. Total assets, net assets, revenue, and net loss subject to GNOG's internal control over financial reporting each represented less than five percent of our consolidated total assets, net assets, revenue, and net loss, excluding acquisition method fair value adjustments, respectively, for the fiscal year ended December 31, 2022. Management has reviewed its assessment with the Audit Committee.

The Company’s independent registered public accounting firm, BDO USA, LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Part II, Item 15 “Exhibits, Financial Statement Schedules” of this Annual Report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Letter Agreements

On February 14, 2023, the Company entered into letter agreements with each of Messrs. Jason Robins, the Company’s Chief Executive Officer; Matthew Kalish, the Company’s President, DraftKings North America; and Paul Liberman, the

Company’s President, Global Technology and Product, pursuant to which each executive officer agreed to a voluntary reduction in their respective base salaries to $1 for fiscal year 2023 (the “Base Salary Reductions”). The Base Salary Reductions do not modify any other rights under each of Messrs. Robins', Kalish's and Liberman's employment agreements that are determined by reference to such executive officer’s base salary (other than to the extent otherwise described in such letter agreements), and such provisions will continue to be applied based on the base salary rate in effect without giving effect to any Base Salary Reductions. Furthermore, the Base Salary Reductions are not intended to reduce any Company employee benefit provided to Messrs. Robins, Kalish and Liberman that is determined by reference to base salary, except that life and disability insurance will not be provided to Messrs. Robins, Kalish and Liberman during the applicable Base Salary Reduction period.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2022 (the “2023 Proxy Statement”), and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in our 2023 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our 2023 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our 2023 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in our 2023 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report
(a)(1) Financial Statements

Audited Consolidated Financial Statements of DraftKings Inc. for the years ended December 31, 2022, December 31, 2021 and December 31, 2020:
Reports of Independent Registered Public Accounting Firm (BDO USA, LLP; Boston, Massachusetts; PCAOB ID#243)	70
Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-3
Consolidated Statements of Comprehensive Loss	F-4
Consolidated Statements of Changes in Stockholders' Equity (Deficit)	F-5
Consolidated Statements of Cash Flows	F-7
Notes to the Consolidated Financial Statements	F-9

(2) Financial Statement Schedule

Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

(3) Exhibits: The exhibits to this report are listed in the exhibit index below.
(3)(b) Description of Exhibits
Exhibit Index	74

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
DraftKings Inc.
Boston, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of DraftKings Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 17, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Business Combinations - Valuation of Certain Intangible Assets

As described in Note 3 to the consolidated financial statements, on May 5, 2022, the Company acquired Golden Nugget Online Gaming, Inc. (“GNOG”), for total consideration of $603.5 million. The Company accounted for the acquisition in accordance with ASC Topic 805, Business Combinations, which requires assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. The determination of the fair values of the assets acquired and liabilities assumed requires management to make significant estimates and assumptions, including with respect to the fair values of identifiable intangible assets. Significant estimates and assumptions made by the Company in determining the fair value of acquired gaming licenses and customer relationships include future cash flows that it expects to generate from the acquired assets. The Company recognized $315 million of finite-lived intangible assets in connection with the GNOG acquisition.

We identified the determination of fair values of certain identifiable finite-lived intangible assets, which included certain gaming licenses and customer relationships, as a critical audit matter. The principal considerations for our determination included the following: (i) changes in the key assumptions could have a significant impact on the fair value of the finite-lived intangible assets acquired, and (ii) the assumptions utilized by the Company in determining the fair value of certain gaming licenses and customer relationships acquired, specifically projected revenue growth rates and marketing synergies, are subjective and require significant judgment. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•Evaluating the reasonableness of the revenue growth rates used in the determination of the fair value of certain gaming licenses and customer relationships by i) reviewing the historical performance of GNOG using publicly available information, ii) assessing the revenue projections against industry metrics and peer-group companies and iii) testing historical GNOG data used as a basis for revenue projections.

•Testing the reasonableness of the amounts used to determine the marketing cost-saving synergies for GNOG by evaluating the historical marketing spend at GNOG and the Company.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2016.
Boston, Massachusetts
February 17, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
DraftKings Inc.
Boston, Massachusetts

Opinion on Internal Control over Financial Reporting

We have audited DraftKings Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 17, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying, “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

As indicated in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Golden Nugget Online Gaming, Inc. (“GNOG”), which was acquired on May 5, 2022, and which is included in the consolidated balance sheet of the Company as of December 31, 2022, and the related consolidated statement of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the year then ended. GNOG constituted less than 5% of total assets, net assets, revenues and net loss (excluding acquisition method fair value adjustments) as of and for the year ended December 31, 2022. Management did not assess the effectiveness of internal control over financial reporting of GNOG because of the timing of the acquisition, which was completed on May 5, 2022. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of GNOG.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

Boston, Massachusetts
February 17, 2023

DRAFTKINGS INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$1,309,172	$2,152,892
Cash reserved for users	469,653	476,950
Receivables reserved for users	160,083	51,949
Accounts receivables	51,097	45,864
Prepaid expenses and other current assets	94,836	25,675
Total current assets	2,084,841	2,753,330
Property and equipment, net	60,102	46,019
Intangible assets, net	776,934	535,017
Goodwill	886,373	615,655
Operating lease right-of-use assets	65,957	63,831
Equity method investments	10,080	9,825
Deposits and other non-current assets	155,865	45,377
Total assets	$4,040,152	$4,069,054

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$517,587	$387,737
Liabilities to users	686,173	528,874
Operating lease liabilities, current portion	4,253	12,814
Other current liabilities	38,444	—
Total current liabilities	1,246,457	929,425
Convertible notes, net of issuance costs	1,251,103	1,248,452
Non-current operating lease liabilities	69,332	57,341
Warrant liabilities	10,680	26,911
Long-term income tax liabilities	69,858	79,125
Other long-term liabilities	70,029	49,272
Total liabilities	$2,717,459	$2,390,526
Commitments and contingent liabilities (Note 15)

See accompanying notes to consolidated financial statements.

DRAFTKINGS INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	December 31,
	2022	2021
Stockholders’ equity:
Class A common stock, $0.0001 par value; 900,000 shares authorized as of December 31, 2022 and December 31, 2021, respectively; 459,265 and 414,911 shares issued and 450,575 and 407,781 outstanding at December 31, 2022 and December 31, 2021, respectively	$45	$41
Class B common stock, $0.0001 par value; 900,000 shares authorized as of December 31, 2022 and December 31, 2021; 393,014 shares issued and outstanding at December 31, 2022 and December 31, 2021	39	39
Treasury stock, at cost; 8,690 and 7,130 shares as of December 31, 2022 and December 31, 2021, respectively	(332,133)	(306,614)
Additional paid-in capital	6,750,055	5,702,388
Accumulated deficit	(5,131,801)	(3,753,814)
Accumulated other comprehensive income	36,488	36,488
Total stockholders’ equity	1,322,693	1,678,528
Total liabilities and stockholders’ equity	$4,040,152	$4,069,054

See accompanying notes to consolidated financial statements.

DRAFTKINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Years ended December 31,
	2022	2021	2020
Revenue	$2,240,461	$1,296,025	$614,532
Cost of revenue	1,484,273	794,162	346,589
Sales and marketing	1,185,977	981,500	495,192
Product and technology	318,247	253,655	168,633
General and administrative	763,720	828,325	447,374
Loss from operations	(1,511,756)	(1,561,617)	(843,256)
Other income (expense):
Interest income (expense), net	18,702	1,957	(1,070)
Gain (loss) on remeasurement of warrant liabilities	29,396	30,065	(387,565)
Other income, net	20,700	11,951	—
Loss before income tax provision (benefit) and loss (gain) from equity method investment	(1,442,958)	(1,517,644)	(1,231,891)
Income tax (benefit) provision	(67,866)	8,269	(622)
Loss (income) from equity method investment	2,895	(2,718)	566
Net loss attributable to common stockholders	$(1,377,987)	$(1,523,195)	$(1,231,835)

Loss per share attributable to common stockholders:
Basic and diluted	$(3.16)	$(3.78)	$(4.03)

See accompanying notes to consolidated financial statements.

Due to the timing of the GNOG Transaction (as defined below) and DEAC Business Combination (as defined below), the above periods, to the extent applicable, exclude the operations of GNOG (as defined below) and SBTech (as defined below) prior to their respective closing dates of May 5, 2022 and April 24, 2020.

DRAFTKINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)

	Year ended December 31,
	2022	2021	2020
Net loss	$(1,377,987)	$(1,523,195)	$(1,231,835)
Other comprehensive (loss) income
Foreign currency translation adjustments, net of nil tax	—	(47,046)	83,534
Comprehensive loss	$(1,377,987)	$(1,570,241)	$(1,148,301)

See accompanying notes to consolidated financial statements.

Due to the timing of the GNOG Transaction and DEAC Business Combination, the above periods, to the extent applicable, exclude the operations of GNOG and SBTech prior to their respective closing dates of May 5, 2022 and April 24, 2020.

DRAFTKINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock Amount	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2021	407,781	$41	393,014	$39	$5,702,388	$(3,753,814)	$36,488	$(306,614)	$1,678,528
Exercise of stock options	3,267	—	—	—	8,743	—	—	—	8,743
Stock-based compensation expense	—	—	—	—	578,799	—	—	—	578,799
Equity consideration issued for acquisitions	29,252	3	—	—	460,125	—	—	—	460,128
Purchase of treasury stock	(1,560)	—	—	—	—	—	—	(25,519)	(25,519)
Restricted stock unit vesting	11,835	1	—	—	—	—	—	—	1
Net Loss	—	—	—	—	—	(1,377,987)	—	—	(1,377,987)
Balances at December 31, 2022	450,575	$45	393,014	$39	$6,750,055	$(5,131,801)	$36,488	$(332,133)	$1,322,693

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock Amount	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2020	396,303	$40	393,014	$39	$5,067,135	$(2,230,619)	$83,534	$(288,784)	$2,631,345
Exercise of stock options	9,421	1	—	—	31,478	—	—	—	31,479
Stock-based compensation expense	—	—	—	—	683,293	—	—	—	683,293
Purchase of capped call options	—	—	—	—	(123,970)	—	—	—	(123,970)
Equity consideration issued for acquisition	520	—	—	—	33,149	—	—	—	33,149
Exercise of warrants	337	—	—	—	9,205	—	—	—	9,205
Purchase of treasury stock	(323)	—	—	—	—	—	—	(17,830)	(17,830)
Restricted stock unit vesting	1,523	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	(47,046)	—	(47,046)
Other	—	—	—	—	2,098	—	—	—	2,098
Net loss	—	—	—	—	—	(1,523,195)	—	—	(1,523,195)
Balances at December 31, 2021	407,781	$41	393,014	$39	$5,702,388	$(3,753,814)	$36,488	$(306,614)	$1,678,528

	Convertible Redeemable Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock Amount	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2019 (as previously reported)	110,250	$258,371	389,610	$390	—	$—	$690,443	$(998,784)	$—	$—	$(307,951)
Conversion of shares due to merger recapitalization	(110,250)	(258,371)	(204,984)	(372)	—	—	258,743	—	—	—	258,371
Balances at December 31, 2019 effect of reverse acquisition (refer to Note 2)	—	—	184,626	18	—	—	949,186	(998,784)	—	—	(49,580)
Issuance of Series F preferred stock	—	—	1,526	—	—	—	11,000	—	—	—	11,000
Exercise of stock options	—	—	14,900	2	—	—	27,585	—	—	—	27,587
Stock-based compensation expense	—	—	—	—	393,014	39	324,999	—	—	—	325,038
Merger recapitalization, net repurchase of $7,192 and issuance costs of $11,564	—	—	(278)	—	—	—	(18,756)	—	—	—	(18,756)
Conversion of Convertible Notes to common shares	—	—	11,254	1	—	—	112,544	—	—	—	112,545
DEAC shares recapitalized, net of redemptions and equity issuance costs of $10,631	—	—	74,122	7	—	—	542,327	—	—	—	542,334
Equity consideration issued to acquire SBTech	—	—	40,739	4	—	—	789,060	—	—	—	789,064
Shares issued for earn outs - SBTech	—	—	720	—	—	—	—	—	—	—	—
Shares issued for earn outs - DEAC and DK	—	—	5,280	1	—	—	(1)	—	—	—	—
Exercise of warrants	—	—	17,698	2	—	—	649,130	—	—	—	649,132
Shares issued in offerings, net of issuance costs of $41,536	—	—	36,820	4	—	—	1,680,063	—	—	—	1,680,067
Purchase of treasury stock	—	—	(6,807)	(1)	—	—	—	—	—	(288,784)	(288,785)
RSU Vesting	—	—	15,703	2	—	—	(2)	—	—	—	—
Foreign currency translation, net of nil tax	—	—	—	—	—	—	—	—	83,534	—	83,534
Net loss	—	—	—	—	—	—	—	(1,231,835)	—	—	(1,231,835)
Balances at December 31, 2020	—	$—	396,303	$40	393,014	$39	$5,067,135	$(2,230,619)	$83,534	$(288,784)	$2,631,345

See accompanying notes to consolidated financial statements.

Due to the timing of the GNOG Transaction and DEAC Business Combination, the above periods, to the extent applicable, exclude the operations of GNOG and SBTech prior to their respective closing dates of May 5, 2022 and April 24, 2020.

DRAFTKINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities:
Net loss	$(1,377,987)	$(1,523,195)	$(1,231,835)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	169,252	121,138	77,410
Non-cash interest expense, net	870	2,109	3,114
Stock-based compensation expense	578,799	683,293	325,038
(Gain) loss on remeasurement of warrant liabilities	(29,396)	(30,065)	387,565
Loss (gain) from equity method investment	2,895	(2,718)	566
Gain on marketable equity securities and other financial assets, net	(10,999)	(11,311)	—
Deferred income taxes	(73,407)	(15,509)	(2,279)
Other expenses, net	(7,268)	—	—
Change in operating assets and liabilities, net of effect of acquisitions:
Receivables reserved for users	(105,320)	(21,700)	(10,421)
Accounts receivable	2,506	(1,787)	(13,802)
Prepaid expenses and other current assets	(26,217)	(10,078)	1,152
Deposits and other non-current assets	(4,921)	(6,458)	(3,730)
Operating leases, net	1,304	(1,059)	2,640
Accounts payable and accrued expenses	95,269	167,927	103,574
Liabilities to users	152,985	210,932	154,907
Long-term income tax liability	(9,267)	13,227	(411)
Other long-term liabilities	15,383	5,746	12,355
Net cash flows used in operating activities	(625,519)	(419,508)	(194,157)
Cash Flows from Investing Activities:
Purchases of property and equipment	(32,402)	(15,925)	(11,752)
Cash paid for internally developed software costs	(64,030)	(46,542)	(27,489)
Acquisition of gaming licenses	(7,213)	(35,809)	(6,830)
Purchase of marketable equity securities and other financial assets	—	(25,000)	—
Cash paid for acquisitions, net of cash acquired	(96,507)	(64,970)	(178,645)
Other investing activities, net	(8,614)	(6,776)	(2,625)
Net cash flows used in investing activities	(208,766)	(195,022)	(227,341)
Cash Flow from Financing Activities:
Proceeds from revolving credit line	—	—	37,750
Repayments of revolving credit line	—	—	(44,500)
Cash buyout of unaccredited investors	—	—	(7,192)
Issuance costs related to merger recapitalization	—	—	(11,564)
Proceeds from issuance of convertible notes, net	—	1,248,025	41,077
Purchase of capped call options	—	(123,970)	—
Proceeds from recapitalization of DEAC shares, net of issuance costs	—	—	669,825
Proceeds from exercise of warrants	44	693	202,034
Proceeds from issuance of Class A common stock, net of issuance costs	—	—	1,680,067
Purchase of treasury stock	(25,519)	(17,830)	(288,785)

Proceeds from exercise of stock options	8,743	31,479	27,587
Other financing activities	—	416	—
Net cash flows provided by financing activities	(16,732)	1,138,813	2,306,299
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	—	583	(358)
Net increase (decrease) in cash, cash equivalents and restricted cash	(851,017)	524,866	1,884,443
Cash and cash equivalents and restricted cash at the beginning of period	2,629,842	2,104,976	220,533
Cash and cash equivalents and restricted cash, end of period	$1,778,825	$2,629,842	$2,104,976

Disclosure of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,309,172	$2,152,892	$1,817,258
Cash reserved for users	469,653	476,950	287,718
Total cash, cash equivalents and restricted cash, end of period	$1,778,825	$2,629,842	$2,104,976

Supplemental Disclosure of Noncash Investing and Financing Activities:
Conversion of convertible notes and accrued interest to common shares	—	—	112,545
Increase in net liabilities acquired from DEAC	—	—	2,514
Investing activities included in accounts payable and accrued expenses	9,155	(3,758)	4,966
Equity consideration issued for acquisitions	460,128	33,149	789,064
Supplemental Disclosure of Cash Activities:
(Decrease) increase in cash reserved for users	(7,297)	189,232	143,718
Cash paid for interest	—	—	417
Cash paid for income taxes, net of refunds	10,366	5,632	1,442

See accompanying notes to consolidated financial statements.

Due to the timing of the GNOG Transaction and DEAC Business Combination, the above periods, to the extent applicable, exclude the operations of GNOG and SBTech prior to their respective closing dates of May 5, 2022 and April 24, 2020.

DRAFTKINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, unless otherwise noted)

1.    Description of Business

We are a digital sports entertainment and gaming company. We provide users with online sports betting (“Sportsbook”), online casino (“iGaming”) and daily fantasy sports (“DFS”) product offerings, as well as DraftKings Marketplace (“Marketplace”), retail sportsbook, media and other consumer product offerings. We are also involved in the design and development of sports betting and casino gaming software for online and retail sportsbooks and iGaming operators.

As further discussed in Note 3 hereof entitled “Acquisition of Golden Nugget Online Gaming, Inc.,” on May 5, 2022 (the “GNOG Closing Date”), DraftKings Inc. (formerly New Duke Holdco, Inc.) consummated the acquisition of Golden Nugget Online Gaming, Inc., a Delaware corporation (together with its subsidiaries unless the context requires otherwise, “GNOG”), pursuant to a definitive agreement and plan of merger, dated August 9, 2021 (the “GNOG Merger Agreement”), in an all-stock transaction (the “GNOG Transaction”). In connection with the GNOG Transaction, DraftKings Inc. undertook a holding company reorganization whereby (i) each share of DraftKings Holdings Inc. (formerly DraftKings Inc.), a Nevada corporation (“Old DraftKings”), Class A common stock and Class B common stock was converted on a one-for-one basis into a share of DraftKings Inc. Class A common stock and Class B common stock, respectively, and (ii) DraftKings Inc. became the going-forward public company and the direct parent company of both Old DraftKings and GNOG. DraftKings Inc. is the registrant filing this Annual Report on Form 10-K as the successor registrant for Old DraftKings. Unless otherwise indicated or the context otherwise requires, the terms “DraftKings”, the “Company”, “we”, “us” and “our” refer to DraftKings Inc. (or, in respect of periods prior to the GNOG Closing Date, Old DraftKings), together with its consolidated subsidiaries.

In May 2018, the Supreme Court (the “Court”) struck down on constitutional grounds the Professional and Amateur Sports Protection Act of 1992 (“PASPA”), a law that prohibited most states from authorizing and regulating sports betting. Since the Court’s decision, many states have legalized sports betting. As of December 31, 2022, 32 U.S. states, the District of Columbia and Puerto Rico have legalized some form of sports betting. Of those 34 legal jurisdictions, 27 have legalized online sports betting. Of those 27 jurisdictions, 23 are live, and DraftKings operates in 19 of them. The U.S jurisdictions with statutes legalizing iGaming are Connecticut, Delaware, Michigan, New Jersey, Pennsylvania, and West Virginia.

As of December 31, 2022, we operate our online sports betting product offering in Arizona, Colorado, Connecticut, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Michigan, New Hampshire, New Jersey, New York, Oregon, Pennsylvania, Tennessee, Virginia, West Virginia, Wyoming and Ontario, Canada and we operate retail sportsbooks in Colorado, Connecticut, Illinois, Iowa, Kansas, Louisiana, Michigan, Mississippi, New Hampshire, New Jersey, New York and Washington. As of December 31, 2022, the Company offers its iGaming product offering in Connecticut, Michigan, New Jersey, Pennsylvania, West Virginia and Ontario, Canada. The Company also has arrangements in place with land-based casinos to expand operations into additional states upon the passing of relevant legislation, the issuance of related regulations and the receipt of required licenses.

Beginning in 2020 and continuing into 2022, the novel coronavirus (“COVID-19”) pandemic adversely impacted global commercial activity, disrupted supply chains and contributed to significant volatility in financial markets. The primary impacts of the COVID-19 pandemic on the Company were the suspension, cancellation, rescheduling and shortening of sports seasons and sporting events, particularly between March 2020 and July 2020, when many sports seasons and sporting events, including the MLB regular season, domestic soccer leagues and European Cup competitions, the NBA regular season and playoffs, the NCAA college basketball tournament, the Masters golf tournament, and the NHL regular season and playoffs, were suspended or cancelled. The suspension of sports seasons and sporting events reduced customers’ use of, and spending on, the Company’s Sportsbook and DFS product offerings.

Beginning in July 2020, major professional sports leagues gradually resumed regular activities with shortened seasons in many instances. In 2022, sports seasons continued and sporting events were held as planned, including the NFL regular season, the NFL Playoffs and Superbowl LVI, the NBA regular season and playoffs, the NHL regular season and playoffs, the NASCAR Cup Series, various NCAA football bowl games, the NCAA college basketball regular season and tournament, the MLB regular season and several golf tournaments. The continued return of major sports and sporting events generated significant user interest and activity in the Company's Sportsbook and DFS product offerings. However, the possibility remains that sports seasons and sporting events may be suspended, cancelled, rescheduled or shortened due to COVID-19 outbreaks.

The Company’s revenue varies based on sports seasons and sporting events amongst other factors, and cancellations, suspensions or alterations resulting from COVID-19 have the potential to adversely affect the Company’s revenue, possibly materially. However, the Company’s product offerings that do not rely on sports seasons and sporting events, such as iGaming, may partially offset this adverse impact on revenue.

A significant or prolonged decrease in consumer spending on entertainment or leisure activities would also likely have an adverse effect on demand for the Company’s product offerings, reducing cash flows and revenues, and thereby materially harming the Company’s business, financial condition and results of operations. In addition, a materially disruptive resurgence of COVID-19 cases or the emergence of additional variants or strains of COVID-19 could cause other widespread or more severe impacts depending on where infection rates are highest. As steps taken to mitigate the spread of COVID-19 necessitated a shift away from a traditional office environment for many employees, the Company implemented business continuity programs to ensure that employees were safe and that the business continued to function with minimal disruptions to normal work operations while employees worked remotely. Since the second quarter of 2022, our primary offices, including our corporate headquarters in Boston, Massachusetts, have been re-opened with many of our employees returning to work onsite in various capacities. We will continue to monitor developments relating to disruptions and uncertainties caused by COVID-19 and the emergence of additional variants or strains thereof.

2.    Summary of Significant Accounting Policies and Practices

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The consolidated financial statements include the accounts and operations of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated upon consolidation. Certain amounts, which are not material, in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

As described above, the Company consummated the GNOG Transaction on May 5, 2022. In the GNOG Transaction, the Company was determined to be the accounting acquirer and, as such, the acquisition is considered a business combination under Accounting Standards Codification (“ASC”), Topic 805, Business Combinations, (“ASC 805”) and was accounted for using the acquisition method of accounting. The accompanying consolidated financial statements include the accounts and operations of the Company, except that, due to the timing of the consummation of the GNOG Transaction, the accompanying consolidated financial statements exclude the operations of GNOG prior to the GNOG Closing Date of May 5, 2022.

We were incorporated in Nevada as DEAC NV Merger Corp., a wholly owned subsidiary of our legal predecessor, Diamond Eagle Acquisition Corp. (“DEAC”), a special purpose acquisition company. On April 23, 2020, DEAC consummated the transactions contemplated by the Business Combination Agreement, dated December 22, 2019, as amended on April 7, 2020 (the “DEAC Business Combination”). Pursuant to the DEAC Business Combination, the merger between a subsidiary of DEAC and DK Crown Holdings Inc. (“DK DE”) was accounted for as a reverse recapitalization in accordance with U.S. GAAP (the “Reverse Recapitalization”). Under this method of accounting, DEAC was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of DK DE issuing stock for the net assets of DEAC, accompanied by a recapitalization. The net assets of DEAC are stated at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of DK DE. The shares and corresponding capital amounts and earnings per share available for common stockholders, prior to the DEAC Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the DEAC Business Combination. Further, DK DE was determined to be the accounting acquirer in its acquisition of the issued and outstanding share capital of SBTech (Global) Limited (“SBTech” and, such acquisition, the “SBTech Acquisition”), and, as such, the acquisition is considered a business combination under ASC 805 and was accounted for using the acquisition method of accounting. DraftKings recorded the fair value of assets acquired and liabilities assumed from SBTech. The presented financial information for the year ended December 31, 2020 includes the financial information and activities for SBTech for the period from April 24, 2020 to (and including) December 31, 2020.

Segments

The Company regularly reviews its operating segments and the approach used by the chief operating decision maker (“CODM”) to evaluate performance and allocate resources. As a result of the consummation of the SBTech Acquisition in April 2020, the Company began to identify two distinct operating segments: a business-to-consumer (“B2C”) segment, which included its Sportsbook, iGaming and DFS product offerings, as well as media and other consumer product offerings, and a business-to-business (“B2B”) segment, which had principal activities involving the design and development of gaming software. However, beginning in the fourth quarter of 2022, as a result of the Company integrating the technology and expertise of SBTech, the Company began to view the B2B segment primarily as a cost center of the B2C segment and, therefore, began to operate its business and report its results as a single operating segment. The Company’s determination that it operates as a single segment is consistent with the financial information regularly reviewed by the CODM for purposes of evaluating performance, allocating resources and planning and forecasting for future periods. The Company’s CODM allocates resources and assesses financial performance on a consolidated basis. Prior periods have reclassified to conform with the new segment presentation.

Foreign Currency and Comprehensive Loss

Prior to January 1, 2022, the Company's reporting currency was the U.S. dollar while the functional currency of the Company’s significant non-U.S. subsidiaries was the Euro. The financial statements of the Company’s significant non-U.S. subsidiaries were translated into United States dollars in accordance with ASC 830, Foreign Currency Matters, using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs and expenses and historical rates for equity. For the period ending December 31, 2021 and 2020, the translation gain or loss is included in the consolidated statements of comprehensive loss. Effective as of January 1, 2022, the Company’s reporting currency remained the U.S. dollar and the functional currency of the Company's significant non-U.S. subsidiaries’ functional currency was changed from the Euro to the U.S. dollar. Accordingly, the Company did not have to translate the financial statements of its significant non-U.S. subsidiaries for the year ended December 31, 2022.

During 2022, 2021 and 2020, foreign currency transactions did not have a material impact on net loss.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions reflected in the financial statements relate to and include, but are not limited to, the valuation and expensing of equity awards, accounting for contingencies and uncertainties, purchase price allocations, including fair value estimates of intangible assets, the estimated useful lives of fixed assets and intangible assets, internally developed software costs and accrued expenses.

Going Concern

The Company currently expects that its cash will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months after February 17, 2023. The Company has experienced operating losses and negative operating cash flows for the years ended December 31, 2022, 2021 and 2020. While certain jurisdictions will experience improved cash flow, the Company expects to continue to incur annual operating losses and annual negative operating cash flow for the next twelve months.

Concentration Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of operating cash and cash equivalents and cash reserved for users. The Company maintains separate accounts for cash and cash reserved for users primarily across six financial institutions. Some of the amounts held exceed federally insured limits. Management believes all financial institutions holding its cash are of high credit quality and does not believe the Company is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company relies on a limited number of vendors to support operations. In particular, a single vendor is currently the primary provider of web services that allows the Company to host its Sportsbook, iGaming and DFS product offerings. Any interruption in the services provided by this supplier could have a material adverse effect on its business, financial condition and results of operations.

The Company’s growth prospects and market potential will depend on its ability to obtain and maintain licenses to operate in a number of jurisdictions, and if the Company fails to obtain and maintain such licenses, its business, financial condition, results of operations and prospects could be impaired.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting, in accordance with ASC 805, which requires assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. Any fair value of purchase consideration in excess of the fair value of the assets acquired less liabilities assumed is recorded as goodwill. The fair values of the assets acquired and liabilities assumed are determined based upon the valuation of the acquired business and involve management making significant estimates and assumptions.

Cash and cash equivalents

Cash and cash equivalents consist of highly liquid, unrestricted savings, checking, money market funds with maturities of less than three months and other bank accounts.

Cash Reserved for Users

The Company maintains separate bank accounts to segregate users’ funds from operational funds. In certain regulated jurisdictions, user funds are held by DK Player Reserve LLC, a Delaware limited liability company and wholly owned subsidiary of DraftKings Inc., which was organized for the purpose of protecting users’ funds in the event of creditor claims and complying with certain regulatory requirements of gaming authorities in certain jurisdictions.

Receivables Reserved for Users

Receivables for user deposits not yet received are stated at the amount the Company expects to collect from a payment processor, which includes an allowance for credit losses if appropriate. These receivables arise, primarily, due to process timing between when a user deposits and when the Company receives that deposit from the payment processor. The allowance for credit losses is determined based on the Company’s assessment of the probability of the non-payment of the receivable. This provision is netted against the receivable balance with the loss being recognized within general and administrative expenses in the consolidated statements of operations. As of and for the years ending December 31, 2022 and December 31, 2021, the provision did not have a material impact on the Company’s consolidated financial statements.

Accounts Receivables

Accounts receivables are recorded at amortized cost, less any allowance for credit losses. The allowance for credit losses is determined based on the Company’s assessment of the probability of non-payment of the receivable after all means of collection have been exhausted and the potential for recovery is considered remote. This provision is netted against the receivable balance with the loss being recognized within general and administrative expenses in the consolidated statements of operations. As of and for the years ending December 31, 2022 and December 31, 2021, the provision did not have a material impact on the Company’s consolidated financial statements.

Digital Assets and Liabilities

On March 31, 2022, the SEC issued Staff Accounting Bulletin No. 121 (“SAB 121”). SAB 121 sets out interpretive guidance from the staff of the SEC regarding the accounting for obligations to safeguard digital assets that an entity holds for its users, which was effective from the first interim period commencing after June 15, 2022, with retroactive application as of the beginning of the fiscal year to which the interim or annual period relates. In accordance with SAB 121, the Company recognized a liability for the obligation to safeguard its users’ assets and recognized an associated asset for non-fungible tokens (“NFTs”) held for its users. Both the liability and the associated asset are measured at the fair value of the NFTs being safeguarded. Refer to Note 8 hereof for disclosures required in accordance with ASC 820, Fair Value Measurement.
Property and Equipment, Net

Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed utilizing the straight-line method over the estimated useful life of the asset. Leasehold improvements depreciation is computed over the shorter of the lease term or estimated useful life of the asset. Additions and improvements are capitalized, while repairs and maintenance are expensed as incurred. Useful lives of each asset class are generally as follows:

Computer equipment and software	3 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of the lease terms or the estimated useful lives of the improvements, generally 1–10 years

Intangible Assets, Net

The Company’s intangible assets consist of developed technology, customer relationships, internally-developed software, gaming licenses, trademarks and tradenames and digital assets. The related amortization expense is classified as cost of revenue in the consolidated statements of operations. Estimates and assumptions that we must make in estimating the fair value of future acquired technology, user lists and other identifiable intangible assets include future cash flows that we expect to generate from the acquired assets.

Developed Technology

Developed technology primarily relates to the design and development of sports betting and casino gaming software for online and retail sportsbook and casino gaming products acquired from SBTech and other acquisitions and recorded at fair value at the date of acquisition.

Internally Developed Software

Software that is developed for internal use is accounted for pursuant to ASC 350-40, Intangibles, Goodwill and Other—Internal-Use Software. Qualifying costs incurred to develop internal-use software are capitalized when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and perform as intended. These capitalized costs include compensation for employees who develop internal-use software and external costs related to development of internal use software. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Internally developed software is amortized using the straight-line method over an estimated useful life. All other expenditures, including those incurred in order to maintain an intangible asset’s current level of performance, are expensed as incurred. When intangible assets are retired or disposed of, the cost and accumulated amortization thereon are removed and any resulting gain or losses are included in the consolidated statements of operations.

Gaming Licenses

The Company incurs fees in connection with applying for and maintaining good standing in jurisdictions via business licenses. Fees incurred in connection with the application and subsequent renewals are capitalized and amortized using the straight-line method over an estimated useful life. In certain arrangements, the Company enters into agreements to operate on a business partner’s license in exchange for upfront fees. These fees are capitalized and amortized over the shorter of their expected benefit under the partnership agreement or estimated useful life.

Customer Relationships

Customer (or “user”) relationships are finite-lived intangible assets, which are amortized over their estimated economic lives. Customer relationships are generally recognized as the result of business combinations.

Trademarks and Tradenames

The Company incurs fees in connection with applying for and maintaining trademarks and tradenames as well as trademarks and tradenames resulting from acquisitions. Fees incurred in connection with the application and subsequent renewals are capitalized and amortized using the straight-line method over an estimated useful life.

Digital Assets

The Company has purchased certain digital assets, including crypto currencies, with cash that is not required to currently support its operations. The Company accounts for digital assets in accordance with ASC 350, Intangibles—Goodwill and Other (Topic 350). Accordingly, if the fair market value at any point during the reporting period is lower than the carrying value an impairment loss equal to the difference will be recognized in the consolidated statement of operations. We have not recorded any significant impairments.

Impairment of Long-Lived Assets

Long-lived assets, except for goodwill, consist of property and equipment and finite-lived acquired intangible assets, such as internal-use software, developed software, gaming licenses, trademarks, tradenames and customer relationships. Long-lived assets, except for goodwill and indefinite-lived assets, are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. Impairment expense is recognized to the extent an asset’s expected undiscounted future cash flows are less than the asset’s carrying amount. The Company determined that these was no significant impairment of long-lived assets during 2022, 2021, or 2020.

Goodwill

The Company’s business is classified into three reporting units: B2C, Media and B2B. In testing goodwill for impairment, the Company has the option to begin with a qualitative assessment, commonly referred to as “Step 0,” to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in the Company’s management, strategy and primary user base. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative goodwill impairment analysis by comparing the carrying amount to the fair value of the reporting unit. If the carrying amount exceeds the fair value, goodwill will be written down to the fair value and recorded as impairment expense in the consolidated statements of operations. The Company performs its impairment testing annually and when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performed its annual impairment assessment of goodwill as of October 1, 2022 and concluded that goodwill was not impaired.

Equity Method Investments

The Company has a 49.9% membership interest in DKFS, LLC, also known as DRIVE by DraftKings as of December 31, 2022. In addition, the Company has committed to invest up to $17.5 million into DBDK Venture Fund I, LP, a Delaware limited partnership and a subsidiary of DKFS LLC. As of December 31, 2022, the Company had invested a total of $6.7 million of the total commitment, which represents ownership of approximately 28.6% in the fund.

The Company uses the equity method to account for investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, but does not exercise control and is not the primary beneficiary. The Company’s judgment regarding its level of influence over the equity method investee includes considering key factors, such as ownership interest, representation on the board of directors, and participation in policy-making decisions. The Company’s carrying value in the equity method investee is reflected in the caption “Equity method investments” on the consolidated balance sheets. Changes in value of DKFS, LLC and DBDK Venture Fund I, LP are recorded in “Loss (income) from equity method investment” on the consolidated statements of operations.

Under the equity method, the Company’s investment is initially measured at cost and subsequently increased or decreased to recognize the Company’s share of income and losses of the investee, capital contributions and distributions and impairment losses. The Company performs a qualitative assessment annually and recognizes an impairment if there are sufficient indicators that the fair value of the investment is less than carrying value. There was no such impairment recorded during 2022, 2021, or 2020.

Leases

The Company leases certain office spaces, equipment and vehicles and recognizes lease expense on a straight-line basis over the initial term of the lease unless external economic factors exist such that renewals are reasonably certain. In those instances, the renewal period would be included in the lease term to determine the period in which to recognize the lease expense.

Effective January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-2, Leases (Topic 842) (“ASU 2016-2”), using the alternative transition method provided in ASU 2018-11, Leases (Topic 842) (“ASU 2018-11”): Targeted Improvements. Using the alternative transition method, the Company applied the transition requirements at the effective date of ASU 2016-2.

The Company elected the package of practical expedients permitted under the transition guidance within the new lease standard. In addition, the Company has elected to apply the practical expedient to combine lease and related non-lease components, for all classes of underlying assets, and account for the combined contract as a lease component, as well as the election was made to apply the short-term lease recognition exemption.

Liabilities to Users

The Company records liabilities for user account balances and pending wagers. User account balances consist of user deposits, most promotional awards and user winnings less user withdrawals, tax withholdings and user losses. Liabilities for user account balances may be covered through a combination of cash reserved for users, receivables reserved for users and surety bonds for the benefit of users.

Loss Contingencies

The Company’s loss contingencies, which are included within other long-term liabilities in our consolidated balance sheets, are uncertain by nature and their estimation requires significant management judgment as to the probability of loss and estimation of the amount of such loss. These contingencies include, but may not be limited to, indirect taxes, regulatory investigations and proceedings and management’s evaluation of complex laws and regulations, and the extent to which they may apply to our business and industry.

The Company regularly reviews its contingencies to determine whether the likelihood of loss is probable and to assess whether a reasonable estimate of the loss can be made. Determination of whether a loss estimate can be made is a complex undertaking that considers the judgement of management, third-party research, the prospect of negotiation and interpretations by regulators and courts, among other information. When a loss is determined to be probable, and the amount of the loss can be reasonably estimated, an estimated contingent liability is recorded and the related legal costs are expensed as incurred.

Revenue Recognition

The Company records revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires more detailed disclosures to enable readers of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The cumulative effect of the adoption was immaterial to our consolidated financial statements. See Note 10 (Revenue Recognition) for further information.

The Company determines revenue recognition through the following steps:

•Identify the contract, or contracts, with the customer;

•Identify the performance obligations in the contract;

•Determine the transaction price;

•Allocate the transaction price to performance obligations in the contract; and

•Recognize revenue when, or as, the Company satisfies performance obligations by transferring the promised good or services.

The Company is currently engaged in the business of digital sports entertainment and gaming and provides its users with online gaming opportunities. The Company also provides online sportsbook and casino operators with technical infrastructure as well as related services with respect to its direct customers and distributors. The following is a description of the Company’s revenue streams:

Online gaming

Sportsbook or sports betting involves a user wagering money on an outcome or series of outcomes occurring. When a user’s wager wins, the Company pays the user a pre-determined amount known as fixed odds. Sportsbook revenue is generated by setting odds such that there is a built-in theoretical margin in each sports wagering opportunity offered to users. Sportsbook revenue is generated from users’ wagers net of payouts made on users’ winning wagers and incentives awarded to users.

iGaming, or online casino, typically includes digital versions of wagering games available in land-based casinos, such as blackjack, roulette and slot machines. For these product offerings, the Company functions similarly to land-based casinos, generating revenue through hold, as users play against the house. iGaming revenue is generated from user wagers net of payouts made on users’ winning wagers and incentives awarded to users.

DFS is a peer-to-peer product offering in which contestants compete against one another for prizes. Contestants pay an entry fee to join a DFS contest and compete for prizes, which are distributed to the highest performing contestants in each contest as defined by each contest’s prize table. DFS revenue is generated from contest entry fees from contestants, net of prizes and customer incentives awarded to contestants.

Sportsbook, iGaming, and DFS, each as described above, create a single performance obligation for the Company to operate contests or games and award prizes or payouts to users based on results. Revenue is recognized at the conclusion of each wager, wagering game hand or contest. Incentives can be used across online gaming product offerings. Additionally, certain incentives given to customers create material rights and represent separate performance obligations. User incentives in certain cases create liabilities when awarded to players and in those cases are generally recognized as revenue upon redemption.

Gaming software

The Company contracts with business customers to provide sports and casino betting software solutions. Gaming software revenue is recognized when control of the solutions is transferred to the customer in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for providing control of the sports betting and casino software.

The Company’s direct customer contract revenue is generally calculated as a percentage of the wagering revenue generated by the business customer using our software and is recognized in the periods in which those wagering and related activities conclude. In contrast, the Company had also previously provided distributors with the right to resell the Company’s software-as-a-service product offering to their clients, using their own infrastructure. In reseller arrangements, revenue was generally calculated via a fixed monthly fee and an additional monthly fee which varied based on the number of gaming operators to whom each reseller sub-licensed the Company’s software. Our direct customer arrangements do not provide the customers with the right to take possession of our software, but only the right to purchase access to the Company’s sports and casino wagering software for a defined contractual period. In reseller arrangements, as opposed to direct customer arrangements, the resellers purchased a software license which enabled them to install, host, and serve their operators’ base using the Company’s software. As of December 31, 2022 and 2021, we no longer had agreements with any resellers.

Non-fungible token (“NFT”) content

The Company launched DraftKings Marketplace during the third quarter of 2021. Marketplace is a digital collectibles (non-fungible token or “NFT”) ecosystem designed for mainstream accessibility that offers curated initial NFT drops (“Primary Sales”). In addition to Primary Sales, owners of NFTs on Marketplace can list their NFTs for sale to other Marketplace customers (“Secondary Sales”). The revenue that the Company earns from Marketplace is primarily based on a specific percentage of the gross value of each Primary Sale or Secondary Sale. The revenue is recognized for each sale when the NFT transfers to the end user.

Transaction Price Considerations

Variability in the transaction price arises primarily due to market-based pricing, cash discounts, revenue sharing and usage-based fees. DraftKings offers loyalty programs, free plays, deposit bonuses, discounts, rebates and other rewards and incentives to its customers. Revenue for Sportsbook, iGaming and DFS is collected prior to the contest or event and is fixed once the outcome is known. Prizes paid and payouts made to users are recognized when awarded to the player.

Contracts with customers may include multiple performance obligations. For such arrangements, the transaction price is allocated to performance obligations on a relative standalone selling price basis. Standalone selling prices are estimated based on observable data of the Company’s sales of such products and services to similar customers and in similar circumstances on a standalone basis. For Online Gaming, which includes Sportsbook, iGaming and DFS the Company allocates a portion of the transaction price to certain customer incentives that create material future customer rights. In addition, in the event of a multi-stage contest, the Company will allocate transaction price ratably from contest start to the contest’s final stage.

Certain costs to obtain or fulfill contracts

Under ASC 606, certain costs to obtain or fulfill a contract with a customer must be capitalized, to the extent recoverable from the associated contract margin, and subsequently amortized as the products or services are delivered to the customer. These costs are capitalized as contract acquisition costs and are amortized over the period of benefit to the customer. For the Company, the period of benefit is typically less than or equal to 1 year. As such, the Company applied the practical expedient and contract acquisition costs are expensed immediately. Customer contract costs which do not qualify for capitalization as contract fulfillment costs are expensed as incurred.

Contract balances

Contract assets and liabilities represent the differences in the timing of revenue recognition from the receipt of cash from the Company’s customers and billings to those customers. Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing.

Deferred revenue primarily represents contract liabilities related to the Company’s obligation to transfer future value in relation to in-period transactions in which the Company has received consideration. Such obligations are recognized as liabilities when awarded to users and are recognized as revenue when those liabilities are later resolved. The Company maintains various programs to incentivize user behaviors, which allows users to earn awards. Incentive awards generally represent a material right to the user, and awards may be redeemed for future services. Incentive awards earned by users, but not yet redeemed, are generally recognized as a reduction to revenue and included within liabilities to users on our consolidated balance sheets. When a user redeems most types of awards, the Company recognizes revenue on its consolidated statements of operations. Certain player awards are not subject to expiration or have not been expired historically, on such awards the Company recognizes breakage (for amounts not expected to be redeemed) to the extent there is no requirement for remitting such balances to regulatory agencies. In addition to these incentive programs, the Company’s deferred revenue balance also consists of wagered amounts that relate to unsettled or pending outcomes.

Cost of Revenue

Cost of revenue consists primarily of variable costs. These include mainly (i) product taxes, (ii) payment processing fees and chargebacks, (iii) platform costs directly associated with revenue-generating activities, including those costs that were originally capitalized for internally developed software, (iv) revenue share / market access arrangements, and (v) feed / provider services. The Company incurs payment processing fees on user deposits, withdrawals and deposit reversals from payment processors. Cost of revenue also includes expenses related to the distribution of our services, amortization of intangible assets and compensation of revenue associated personnel.

Sales and Marketing

Sales and marketing expenses consist primarily of expenses associated with advertising, conferences, costs related to free to play contests, rent and facilities maintenance, and the compensation of sales and marketing personnel, including stock-based compensation expenses. Advertising costs are expensed as incurred and are included in sales and marketing expense in our consolidated statements of operations. Advertising costs include those costs associated with communicating with potential customers and generally use some form of media, such as internet, radio, print, television, or billboards. Advertising costs also include costs associated with strategic league and team partnerships. During the years ended December 31, 2022, 2021 and 2020, advertising costs calculated in accordance with U.S. GAAP were $964.9 million, $831.1 million and $430.4 million, respectively.

Product and Technology

Product and technology expenses consist primarily of research and development costs that are not capitalized and other costs not associated directly with revenue generating activities. Research and development costs primarily represent employee expenses (including stock-based compensation) for engineering product, design, analytical research and project management incurred for non-revenue generating activities. Other costs include related overhead for rent, facilities maintenance, third party software licenses and consulting services.

General and Administrative

General and administrative expenses consist of costs not related to sales and marketing, product and technology or revenue. General and administrative costs include professional services (including legal, regulatory, audit, accounting, lobbying and services related to acquisitions), rent and facilities maintenance, contingencies, insurance, allowance for credit losses, depreciation of leasehold improvements and furniture and fixtures and costs related to the compensation of executive and non-executive personnel, including stock-based compensation.

Benefit Plans

The Company maintains a defined contribution plan, which covers a majority of employees. The plan allows for employee salary deferrals, which are matched at our discretion. The Company contributions to these plans were $9.3 million and $6.7 million in 2022 and 2021, respectively. These costs were not significant to the Company’s consolidated financial statements in 2020.

Stock-based Compensation

The Company measures compensation expense for stock options and other stock awards in accordance with ASC 718, Compensation—Stock Compensation. Stock-based compensation is measured at fair value on grant date and recognized as compensation expense over the requisite service period. Generally, the Company issues stock options and other stock awards to employees with service-based and/or performance-based vesting conditions. For awards with only service-based vesting conditions, the Company records compensation cost for these awards using the straight-line method less an assumed forfeiture rate. For awards with performance-based vesting conditions, the Company recognizes compensation cost on a tranche-by-tranche basis (the accelerated attribution method).

Under the provisions of ASC 505-50, Equity-Based Payments to Non-Employees, the Company measures stock-based awards granted to non-employees at the earlier of: (i) the performance commitment date, or (ii) the date the services required under the arrangement have been completed. Compensation expense is recognized over the period during which services are rendered by non-employees until service is completed.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between U.S. GAAP treatment and tax treatment of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax liabilities are included in other long-term liabilities in the consolidated balance sheets. Changes in deferred tax assets and liabilities are included in the income tax (benefit) provision in the consolidated statement of operations. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by considering taxable income in carryback years, existing taxable temporary differences, prudent and feasible tax planning strategies and estimated future taxable profits.

The Company accounts for uncertainty in income taxes recognized in its consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in our consolidated financial statements. Liabilities for uncertain tax positions are included in long-term income tax liabilities in the consolidated balance sheets. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The income tax (benefit) provision includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate, as well as the related net interest and penalties.

Loss per share

Basic loss per share is calculated using the two-class method. Under the two-class method, basic loss is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period excluding the effects of any potentially dilutive instruments. The weighted-average number of common shares outstanding during the period includes Class A common stock but is exclusive of Class B common stock as these shares have no economic or participating rights. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potential common shares had been issued if such additional common shares were dilutive. Since the Company had net losses for all the periods presented, basic and diluted loss per share are the same, and additional potential common shares have been excluded, as their effect would be anti-dilutive.

Recently Issued Accounting Pronouncements Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with ASC Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. While the Company is continuing to assess the timing of adoption and the potential impacts of ASU 2021-08, it does not expect ASU 2021-08 to have a material effect, if any, on its consolidated financial statements.

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

3.    Business Combinations

Acquisition of Golden Nugget Online Gaming, Inc.

On May 5, 2022, DraftKings consummated the GNOG Transaction, and, under the terms of the GNOG Merger Agreement and subject to certain exclusions contained therein, GNOG stockholders received a fixed ratio of 0.365 shares of DraftKings Inc.’s Class A common stock for each share of GNOG that they held on the GNOG Closing Date. DraftKings Inc. issued approximately 29.3 million shares of its Class A common stock in connection with the consummation of the GNOG Transaction.

Operating results for GNOG on and after the GNOG Closing Date are included in the Company’s consolidated statements of operations for the year ended December 31, 2022. Because the Company is integrating GNOG’s operations into its consolidated operating activities, the amount of revenue and earnings attributable to the GNOG business from the GNOG Closing Date through December 31, 2022, which is included within revenue and net loss attributable to common stockholders in the Company’s consolidated statements of operations, is impracticable to determine.

Preliminary Purchase Price Accounting for the GNOG Transaction

On the GNOG Closing Date, the Company acquired 100% of the equity interests of GNOG pursuant to the GNOG Merger Agreement. The following is a summary of the consideration issued on the GNOG Closing Date:

Share consideration (1)	$460,128
Other consideration (2)	143,337
Total consideration	$603,465

(1)Includes the issuance of approximately 29.3 million shares of DraftKings Inc.’s Class A common stock issued at a price of $15.73.
(2)Includes (i) $170.9 million of payments made by the Company on behalf of GNOG, including repayment of the outstanding portion of GNOG’s term loan (including the associated prepayment premium) and payment of certain of GNOG’s transaction expenses incurred in connection with the GNOG Transaction and (ii) warrants that were exercisable for shares of GNOG Class A common stock prior to the GNOG Closing Date, which were assumed by DraftKings in connection with the GNOG Transaction and became eligible to be converted into approximately 2.1 million shares of DraftKings Inc.’s Class A common stock in the aggregate. These payments were partially offset by commercial credits received by the Company from Fertitta Entertainment, Inc. (“FEI”), which can be applied by the Company from time to time to offset future amounts otherwise owed by it to FEI or its affiliates under commercial arrangements among such parties, subject to certain limited exceptions.

The purchase price allocation for the GNOG Transaction set forth herein is preliminary and subject to change within the measurement period, which will not extend beyond one year from the GNOG Closing Date. Since we first reported the preliminary purchase price allocation for the GNOG Transaction as of June 30, 2022, the Company made measurement period adjustments, which were primarily composed of an $8.0 million increase to intangible assets and a decrease to goodwill of $7.6 million. These adjustments did not have a significant impact on our consolidated statements of operations in the periods previously presented. Any further measurement period adjustments will be recognized in the reporting period in which the adjustment amounts are determined and may include adjustments pertaining to tax liabilities assumed, including the calculation of deferred tax assets and liabilities. Any such adjustments may be material.

The following table summarizes the consideration issued or paid in connection with the GNOG Transaction and the preliminary fair value of the assets acquired and liabilities assumed in connection with the consummation of the GNOG Transaction on the GNOG Closing Date:

Cash and cash equivalents	$66,709
Cash reserved for users	7,633
Receivables reserved for users	2,814
Accounts receivables	7,783
Prepaid expenses and other current assets	64
Property and equipment, net	1,433
Intangible assets, net	315,000
Operating lease right-of-use assets	1,185
Deposits and other non-current assets	47,395
Total identifiable assets acquired	450,016
Liabilities assumed:
Accounts payable and accrued expenses	32,989
Liabilities to users	4,314
Operating lease liabilities	1,185
Other long-term liabilities	78,781
Total liabilities assumed	117,269
Net assets acquired (a)	332,747
Purchase consideration (b)	603,465
Goodwill (b) – (a)	$270,718

Goodwill represents the excess of the gross consideration transferred over the difference between the fair value of the underlying net assets acquired and the underlying liabilities assumed. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of benefits from securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a market participant, as well as acquiring a talented workforce and cost savings opportunities. Goodwill associated with the GNOG Transaction is assigned as of the GNOG Closing Date to the Company’s B2C reporting unit. Goodwill recognized is partially deductible for tax purposes, and the amount will be finalized within the measurement period.

Intangible Assets

	Fair Value	Weighted- Average Useful Life
Gaming licenses	$145,000	12.2 years
Customer relationships	170,000	5.9 years
Total	$315,000

Loan Receivable

The Company acquired a long-term receivable in the amount of $30.1 million in connection with the GNOG Transaction, which originally resulted from a $30.0 million mezzanine loan (the “Danville GN Casino Loan”) by GNOG to certain parties before the GNOG Closing Date to develop and construct a “Golden Nugget”-branded casino in Danville, Illinois, pending regulatory approvals, that would enable GNOG to obtain market access to the State of Illinois. There has been no significant deterioration of credit quality since the origination date of the Danville GN Casino Loan. The receivable related to the Danville GN Casino Loan is classified within deposits and other non-current assets on the Company’s consolidated balance sheet.

Transaction Costs

For the year ended December 31, 2022 and 2021, the Company incurred $14.9 million and $9.2 million, respectively, in advisory, legal, accounting and management fees in connection with the GNOG Transaction, which are included in general and administrative expenses on the Company’s consolidated statements of operations.

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

	Year Ended December 31,
	2022 Pro Forma	2021 Pro Forma
Revenue	$2,284,596	$1,417,011
Net loss	$(1,375,161)	$(1,660,125)

The foregoing pro forma results are based on estimates and assumptions, which the Company believes are reasonable. The pro forma results include adjustments primarily related to purchase accounting adjustments. Acquisition costs and other non-recurring charges incurred are included in the earliest period presented.

Vegas Sports Information Network, Inc. Acquisition

On March 26, 2021, the Company acquired 100% of the equity of Vegas Sports Information Network, Inc. (“VSiN” and such acquisition, the “VSiN Acquisition”) for $40.6 million of cash and approximately $29.4 million of the Company’s Class A common stock.

The acquired assets and assumed liabilities of VSiN were recorded at their estimated fair values, including $21.8 million of intangible assets. Goodwill of $47.2 million represents the excess of the gross considerations transferred over the fair value of the underlying net assets acquired and liabilities assumed. Goodwill associated with the VSiN Acquisition is assigned as of the acquisition date to the Company’s Media reporting unit. The purchase price allocation for the VSiN Acquisition was finalized as of December 31, 2021. Goodwill recognized is not deductible for tax purposes. As VSiN’s financial results are not material to the Company’s consolidated financial statements, the Company has elected to not include pro forma results.

Blue Ribbon Software Ltd. Acquisition

On April 1, 2021, the Company acquired 100% of the equity of Blue Ribbon Software Ltd. (“Blue Ribbon”) for $17.8 million of cash and approximately $3.8 million of the Company’s Class A common stock (the “Blue Ribbon Acquisition”). The acquired assets and assumed liabilities of Blue Ribbon were recorded at their estimated fair values. The purchase price allocation for the Blue Ribbon Acquisition was finalized as of December 31, 2021.

SBTech Acquisition

On April 23, 2020 DEAC consummated the transactions contemplated by the Business Combination Agreement, dated December 22, 2019 as amended on April 7, 2020 (the “Business Combination Agreement”) and, in connection therewith, (i) DEAC merged with and into Old DraftKings, whereby Old DraftKings survived the merger (the “DK Merger”) and became the successor issuer to DEAC by operation of Rule 12g-3(a) promulgated under the Exchange Act, (ii) Old DraftKings changed its name to “DraftKings Inc.,” (iii) Old DraftKings acquired DK DE by way of a merger and (iv) Old DraftKings acquired all of the issued and outstanding share capital of SBTech. Upon consummation of the foregoing transactions, DK DE and SBTech became wholly owned subsidiaries of Old DraftKings. Under ASC 805, DK DE was deemed the accounting acquirer based on the following predominant factors: its former owners had the largest portion of voting rights in Old DraftKings, the board of directors and management of Old DraftKings had more individuals coming from DK DE than either DEAC or SBTech, DK DE was the largest entity by revenue and by assets at the time of the DEAC Business Combination, and the headquarters of Old DraftKings was DK DE’s headquarters, which is located in Boston, Massachusetts.

The DK Merger was accounted for as a reverse recapitalization, in accordance with U.S. GAAP. Under this method of accounting, DEAC was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of DK DE issuing stock for the net assets of DEAC, accompanied by a recapitalization. The net assets of DEAC are stated at historical cost with no goodwill or other intangible assets recorded. The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of DK DE. Reported shares and earnings per share available to holders of the Company’s common stock, prior to the DEAC Business Combination, were retroactively restated as shares reflecting the exchange ratio established in the DEAC Business Combination. Further, DK DE was determined to be the accounting acquirer in the SBTech Acquisition. As such, the SBTech Acquisition was treated as a business combination under ASC 805, and was accounted for using the acquisition method of accounting. We recorded the fair value of assets acquired and liabilities assumed from SBTech. The Business Combination Agreement contains provisions that indemnifies Old DraftKings for various losses.

Operating results for SBTech are included in our consolidated statements of operations for periods on and after the date of the consummation of the SBTech Acquisition.

The Company acquired 100% of the equity of SBTech pursuant to the Business Combination Agreement by issuing 45.0 million shares of Class A common stock, options denominated in shares of Class A common stock, and earnout shares of Class A common stock of the Company at a weighted average fair value of $17.53 to the former stockholders and option holders of SBTech. The following summarizes the consideration transferred at the closing for the SBTech Acquisition:

Cash consideration (1)	$184,688
Share consideration (2)	789,064
Other cash consideration (3)	3,615
Total SBTech consideration	$977,367

(1)Includes the cash consideration, adjusted for the Net Debt Amount, the Working Capital Adjustment, and the Aggregate Strike Price Amount, in each case as defined in the Business Combination Agreement, resulting in cash consideration of $184.7 million.
(2)Includes $776.5 million for the share consideration for SBTech equity of 40.7 million shares and SBTech employees’ vested options of 3.6 million options, and $12.6 million of contingent consideration, which has been paid out for the 720 thousand earnout shares issued to former stockholders of SBTech as part of the DEAC Business Combination, recognized at their acquisition date fair value.
(3)Includes transaction costs incurred by SBTech stockholders to be borne by DraftKings, costs related to the SBTech restructuring transaction that were paid by DraftKings, and the tail liability insurance for SBTech’s directors and officers, as specified in the Business Combination Agreement.

The acquired assets of $554.6 million and assumed liabilities of $115.4 million were recorded at their estimated fair values, resulting in goodwill of $538.2 million. The purchase price allocation for the SBTech Acquisition was finalized as of December 31, 2020.

Transaction Costs

The Company incurred $30.9 million, for the year ended December 31, 2020, in advisory, legal, accounting and management fees in conjunction with the DEAC Business Combination and SBTech Acquisition, which are included in general and administrative expenses on the consolidated statement of operations.

Direct and incremental transaction costs related to the DEAC Business Combination and additional equity offerings that would not otherwise have been incurred are treated as a reduction of the cash proceeds and are deducted from the Company’s additional paid-in capital. Accordingly, $63.7 million was incurred related to equity issuance costs for the year ended December 31, 2020.

Unaudited Pro-Forma Information

The financial information in the table below summarizes the combined results of operations of DK DE and SBTech, on a pro forma basis, as though the SBTech Acquisition had taken place on January 1, 2019. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the SBTech Acquisition had taken place on January 1, 2019 or of results that may occur in the future.

The following pro forma financial information for the year ended December 31, 2020 combines the historical results for DK DE for the year ended December 31, 2020 and the historical results of SBTech, as converted to U.S. GAAP, for such period:

Year Ended December 31,
2020 Pro Forma
Revenue	$643,502
Net loss	$(1,232,651)

These pro forma results were based on estimates and assumptions, which the Company believes are reasonable. The pro forma results include adjustments primarily related to purchase accounting adjustments. Acquisition costs and other non-recurring charges incurred are included in the year that the SBTech Acquisition is assumed to have taken place.

4.    Property and Equipment

Property and equipment, net consists of the following:

	December 31, 2022	December 31, 2021
Computer equipment and software	$64,133	$48,200
Furniture and fixtures	8,526	8,057
Leasehold improvements	43,046	30,166
Property and Equipment	115,705	86,423
Accumulated depreciation	(55,603)	(40,404)
Property and Equipment, net	$60,102	$46,019

During the years ended December 31, 2022, 2021, and 2020 the Company recorded depreciation expense on property and equipment of $18.7 million, $13.8 million, and $9.3 million, respectively.

5.    Intangible Assets and Goodwill

Intangible Assets

As of December 31, 2022, intangible assets, net consists of the following:

	Weighted- Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Developed technology	5.4 years	$422,900	$(140,200)	$282,700
Internally developed software	2.4 years	168,277	(70,575)	97,702
Gaming licenses	11.0 years	206,655	(29,487)	177,168
Customer relationships	4.6 years	269,728	(75,791)	193,937
Trademarks, tradenames and other	3.8 years	36,193	(13,463)	22,730
		1,103,753	(329,516)	774,237

Indefinite-lived intangible assets:
Digital assets, net of impairment	Indefinite-lived	2,697	—	2,697
Intangible assets, net		$1,106,450	$(329,516)	$776,934

As of December 31, 2021, intangible assets, net consists of the following:

	Weighted- Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	6.4 years	$422,900	$(87,089)	$335,811
Internally developed software	2.6 years	117,953	(52,607)	65,346
Gaming licenses	7.3 years	54,442	(13,466)	40,976
Trademarks and tradenames	4.5 years	30,639	(5,952)	24,687
Customer relationships	3.3 years	99,728	(33,526)	66,202
		725,662	(192,640)	533,022
Indefinite-lived intangible assets:
Digital assets, net of impairment	Indefinite-lived	1,995	—	1,995
Intangible Assets, net		$727,657	$(192,640)	$535,017

During the years ended December 31, 2022, 2021, and 2020 the Company recorded amortization expense on intangible assets of $150.6 million, $107.3 million, and $68.1 million, respectively

The table below shows expected amortization expense for the next five years of intangible assets recorded as of December 31, 2022:

Year ending December 31,	Estimated Amortization
2023	$132,472
2024	121,092
2025	87,873
2026	58,743
2027	57,495

Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2022 by reporting unit are:

	B2C	B2B	Media	Total
Balance as of December 31, 2021	$360,756	$207,684	$47,215	$615,655
Goodwill resulting from acquisitions	270,718	—	—	270,718
Balance as of December 31, 2022	$631,474	$207,684	$47,215	$886,373

No impairment of goodwill was recorded in the years ended December 31, 2022, 2021 and 2020.

6.     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2022	December 31, 2021
Accounts payable	$10,148	$52,537
Accrued compensation and related expenses	78,819	63,803
Accrued marketing	146,569	55,275
Accrued professional fees	23,151	18,400
Accrued operating taxes	70,891	50,813
Accrued partnership fees	99,633	72,736
Deferred revenue	17,373	1,577
Accrued other expenses	71,003	72,596
Total	$517,587	$387,737

7.     Current and Long-term Liabilities

Revolving Line of Credit

On December 20, 2022, the Company entered into a loan and security agreement with Pacific Western Bank and Citizens Bank, as lenders (as amended, the “Credit Agreement”), which provides the Company with a revolving line of credit of up to $125.0 million (the “Revolving Line of Credit”). The Credit Agreement has a maturity date of December 20, 2024 and replaced the Company’s amended and restated loan and security agreement entered into with Pacific Western Bank in October 2016 (the “Prior Credit Agreement”), which provided a revolving line of credit of up to $60.0 million and was terminated in connection with the Company’s entry into the Credit Agreement.

Borrowings under the Credit Agreement bear interest at a variable annual rate equal to the greater of (i) 1.00% above the prime rate then in effect and (ii) 5.00%, and the Credit Agreement requires monthly, interest-only payments on any outstanding borrowings. In addition, the Company is required to pay quarterly in arrears a commitment fee equal to 0.25% per annum of the unused portion of the Revolving Line of Credit. As of December 31, 2022, the Credit Agreement provided a revolving line of credit of up to $125.0 million, and there was no principal outstanding under the Credit Agreement. Net borrowing capacity available from the Credit Agreement as of December 31, 2022 totaled $122.7 million. The Company is also subject to certain affirmative and negative covenants under the Credit Agreement, which we are in compliance with as of December 31, 2022.

Surety Bonds

As of December 31, 2022, the Company has been issued $65.0 million in surety bonds at a combined annual premium cost of 0.5% which are held for certain regulators’ use and benefit in order for the Company to satisfy state license requirements. There have been no claims against such bonds and the likelihood of future claims is remote.

Convertible Notes and Capped Call

In March 2021, Old DraftKings issued zero-coupon convertible senior notes in an aggregate principal amount of $1,265.0 million, which includes proceeds from the full exercise of the over-allotment option (collectively, the “Convertible Notes”). The Convertible Notes will mature on March 15, 2028 (the “Notes Maturity Date”), subject to earlier conversion, redemption or repurchase. In connection with the issuance of the Convertible Notes, Old DraftKings incurred $17.0 million of lender fees and $1.7 million of debt financing costs, which are being amortized through the Notes Maturity Date. The Convertible Notes represent senior unsecured obligations of Old DraftKings, which are being amortized through the Notes Maturity Date. On May 5, 2022, in connection with the consummation of the GNOG Transaction, (i) DraftKings Inc. agreed to fully and unconditionally guarantee all of Old DraftKings’ obligations under the Convertible Notes and the indenture governing the Convertible Notes and (ii) each Convertible Note which was outstanding as of the consummation of the GNOG Transaction and previously convertible into shares of Old DraftKings Class A common stock became convertible into shares of DraftKings Inc. Class A common stock.

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

Prior to September 15, 2027, the Convertible Notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the Notes Maturity Date. Old DraftKings will satisfy any conversion election by paying or delivering, as the case may be, cash, shares of DraftKings Inc.’s Class A common stock or a combination of cash and shares of DraftKings Inc.’s Class A common stock. During 2022, the conditions allowing holders of the Convertible Notes to convert their Convertible Notes were triggered by the holding company reorganization in connection with the GNOG Transaction, whereby DraftKings Inc. became the going-forward public company and replaced Old DraftKings as the issuer of the Class A common stock issuable upon conversion of the Convertible Notes; such conversion window expired on June 27, 2022, and no holders of the Convertible Notes exercised their conversion rights.

In connection with the pricing of the Convertible Notes and the exercise of the over-allotment option to purchase additional notes, Old DraftKings entered into a privately negotiated capped call transaction (“Capped Call Transactions”). The Capped Call Transactions have a strike price of $94.85 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Convertible Notes. The Capped Call Transactions have an initial cap price of $135.50 per share, subject to certain adjustments. The Capped Call Transactions are expected generally to reduce potential dilution to DraftKings Inc.’s Class A common stock upon any conversion of Convertible Notes. As the transaction qualifies for equity classification, the net cost of $124.0 million incurred in connection with the Capped Call Transactions was recorded as a reduction to additional paid-in capital on the Company's consolidated balance sheet.

As of December 31, 2022, the Company’s convertible debt balance was $1,251.1 million, net of unamortized debt issuance costs of $13.9 million. The amortization of debt issuance costs were $2.7 million in 2022 and $2.1 million in 2021, and these costs are included in the interest income (expense) line-item on the Company's consolidated statements of operations. Although recorded at amortized cost on the Company’s consolidated balance sheets, the estimated fair value of the Convertible Notes was $786.5 million and $953.8 million as of December 31, 2022 and 2021, respectively, which was calculated using the estimated or actual bids and offers of the Convertible Notes in an over-the-counter market on the last business day of the period, which is a Level 1 fair value measurement.

Indirect Taxes

Taxation of e-commerce is becoming more prevalent and could negatively affect the Company’s business as it primarily pertains to DFS and its contestants. The ultimate impact of indirect taxes on the Company’s business is uncertain, as is the period required to resolve this uncertainty. The Company’s estimated contingent liability for indirect taxes represents the Company’s best estimate of tax liability in jurisdictions in which the Company believes taxation is probable. The Company frequently reevaluates its tax positions for appropriateness.

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

As of December 31, 2022, and December 31, 2021, the Company’s estimated contingent liability for indirect taxes was $60.3 million and $47.5 million, respectively. The estimated contingent liability for indirect taxes is recorded within other long-term liabilities on our consolidated balance sheets and general and administrative expenses on our consolidated statements of operations.

Warrant Liabilities

As part of the initial public offering of DEAC on May 14, 2019 (the “IPO”), DEAC issued 13.3 million warrants each of which entitles the holder to purchase one share of DraftKings Inc.’s Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, DEAC completed the private sale of 6.3 million warrants to DEAC’s sponsor (the “Private Warrants”) where each whole warrant entitles the holder to purchase one share of DraftKings Inc.’s Class A common stock at an exercise price of $11.50 per share. As of December 31, 2022 and 2021, there were no Public Warrants outstanding and 1.6 million Private Warrants outstanding. On May 5, 2022, in connection with the consummation of the GNOG Transaction, Old DraftKings entered into an assignment and assumption agreement (the “Old DraftKings Warrant Assignment Agreement”) with DraftKings Inc., Computershare Trust Company, N.A. and Computershare Inc. (together, “Computershare”), pursuant to which Old DraftKings assigned to DraftKings Inc. all of its rights, interests and obligations under the warrant agreement, dated as of May 10, 2019 (the “Old DraftKings Warrant Agreement”), by and between DEAC and Continental Stock Transfer & Trust Company, as warrant agent, as assumed by Old DraftKings and assigned to Computershare by that certain assignment and assumption agreement, dated as of April 23, 2020, governing Old DraftKings’ outstanding Private Warrants, on the terms and conditions set forth in the Old DraftKings Warrant Assignment Agreement. In connection with the consummation of the GNOG Transaction and pursuant to the Old DraftKings Warrant Assignment Agreement, each of the outstanding Private Warrants became exercisable for one share of DraftKings Inc. Class A common stock on the existing terms and conditions, except as otherwise described in the Old DraftKings Warrant Assignment Agreement.

In addition, on May 5, 2022, in connection with the consummation of the GNOG Transaction, the Company assumed an additional 5.9 million warrants, each of which entitled the holder to purchase one share of GNOG’s Class A common stock at an exercise price of $11.50 per share (the “GNOG Private Warrants”). Effective as of the consummation of the GNOG Transaction, each of the outstanding GNOG Private Warrants became exercisable, at a price of $31.50, for 0.365 of a share of DraftKings Inc.’s Class A common stock, or approximately 2.1 million shares of DraftKings Inc.’s Class A common stock in the aggregate, on the existing terms and conditions of such GNOG Private Warrants, except as otherwise described in the assignment and assumption agreement relating to the GNOG Private Warrants entered into on the GNOG Closing Date.

The Company classified its Public Warrants, Private Warrants and GNOG Private Warrants pursuant to ASC 815 as derivative liabilities with subsequent changes in their respective fair values recognized in its consolidated statement of operations at each reporting date. As of December 31, 2022, there were 5.9 million GNOG Private Warrants outstanding.

As of December 31, 2022, the fair value of the Company’s warrant liability was $10.7 million. Due to fair value changes throughout 2022 and 2021, the Company recorded a gain on remeasurement of warrant liabilities of $29.4 million and $30.1 million, respectively. During 2022, a de minimis number of Private Warrants and GNOG Private Warrants were exercised. In 2021, 0.3 million Private Warrants were exercised resulting in a reclassification to additional paid-in-capital in the amount of $9.2 million, reflecting the reclassification of the warrant liabilities of $8.5 million and proceeds upon exercise of $0.7 million. During 2020, 17.7 million Private Warrants were exercised, resulting in a reclassification to additional paid-in-capital in the amount of $649.1 million, reflecting the reclassification of the warrant liabilities of $447.1 million and proceeds upon exercise of $202.0 million.

8.    Fair Value Measurements

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value as of December 31, 2022 and December 31, 2021 based on the three-tier fair value hierarchy:

	December 31, 2022
	Level 1		Level 2		Level 3		Total
Assets
Cash equivalents:
Money market funds	$304,216	(1)	$—		$—		$304,216
Other current assets:
Digital assets held for users	—		38,444	(2)	—		38,444
Other non-current assets:
Derivative instruments	—		—		26,248	(5)	26,248
Equity securities	18,250	(3)	13,533	(4)	—		31,783
Total	$322,466		$51,977		$26,248		$400,691

Liabilities
Other current liabilities:
Digital assets held for users	$—		$38,444	(2)	$—		$38,444
Warrant liabilities	—		10,680	(6)	—		10,680
Total	$—		$49,124		$—		$49,124

	December 31, 2021
	Level 1		Level 2		Level 3		Total
Assets
Cash equivalents:
Money market funds	$550,169	(1)	$—		$—		$550,169
Other non-current assets:
Derivative instruments	—		—		3,850	(5)	3,850
Equity securities	27,200	(3)	—		—		27,200
Total	$577,369		$—		$3,850		$581,219

Liabilities
Warrant liabilities	$—		$26,911	(6)	$—		$26,911
Total	$—		$26,911		$—		$26,911

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
(5)Represents the Company’s derivative instruments held in other public and privately held entities. The Company measures these derivative instruments to fair value using option pricing models and, accordingly, classifies these assets as Level 3. During 2022, the Company did not purchase or issue a significant amount of new derivative instruments. The table below includes a range and an average weighted by relative fair value of the significant unobservable inputs used to measure these Level 3 derivative instruments to fair value. A change in these significant unobservable inputs might result in a significantly higher or lower fair value measurement at the reporting date. Changes to fair value of these instruments are recorded in Other income, net on the consolidated statements of operations and Gain on marketable equity securities and other financial assets, net in the consolidated statement of cash flows.

	December 31, 2022	December 31, 2021
Significant Unobservable Input	Range (Weighted Average)
Underlying stock price	$7.30 - $19.80 ($16.53)	$10.88
Volatility	56.0% - 80.0% (74.1%)	60.0%
Risk-free rate	1.3% - 4.3% (4.1%)	0.3%
(6)The Company measures its Private Warrants and the GNOG Private Warrants to fair value using a binomial lattice model or a Black-Scholes model, where appropriate, with the significant assumptions being observable inputs and, accordingly, classifies these liabilities as Level 2.

During 2022 and 2021, the Company recorded unrealized gains of $11.0 million and $6.1 million, respectively, in the aggregate for its Level 1, Level 2 and Level 3 financial assets. Those unrealized gains and losses are included within other income, net in the Company’s consolidated statements of operations. During 2020, no such gains or losses were recorded.

9.    Stockholders’ Equity (Deficit)

The consolidated statements of changes in equity reflect the Reverse Recapitalization and SBTech Acquisition as of April 23, 2020. As DK DE was deemed the accounting acquirer in the Reverse Recapitalization with DEAC, all periods prior to April 23, 2020 reflect the balances and activity of DK DE. All convertible redeemable preferred stock classified as mezzanine was retroactively adjusted, converted into Class A common stock, and reclassified to permanent as a result of the Reverse Recapitalization. Redeemable convertible preferred Series E-1 stock converted into shares of DK DE common stock at a share conversion factor of 1.40 whereas Series F converted into shares of DK DE common stock at a share conversion factor of 1 and both were immediately exchanged for Class A common stock of the Company using the recapitalization exchange ratio of 0.353628 as a result of the Reverse Recapitalization.

Immediately prior to the DEAC Business Combination, DK DE issued 393.0 million shares of Class B common stock to Jason Robins (the Chief Executive Officer of DK DE and of the Company) which converted into 393.0 million shares of Class B common stock of the Company as a result of the DEAC Business Combination and is recorded as stock-based compensation for the year ended December 31, 2020. Such shares carry 10 votes per share and allowed Jason Robins to have, as of the closing of the DEAC Business Combination, approximately 90% of the voting power of the capital stock of DraftKings on a fully-diluted basis. As these shares have no economic rights and are non-participating, they are allocated no earnings or losses when calculating earnings per share pursuant to the two-class method.

Upon the consummation of the DEAC Business Combination, the mandatory conversion feature was triggered for the Company’s convertible notes then outstanding. As a result, all outstanding principal of $109.2 million and unpaid accrued interest of $3.4 million was collectively converted to equity securities at $10 per share. The noteholders received 11.3 million shares of Class A common stock in DraftKings as result of the conversion.

As part of the DEAC Business Combination, $542.3 million of Class A common stock and Additional Paid in Capital was recorded, net of transaction costs of $10.6 million, in relation to DEAC shares being recapitalized. The Company then used $188.3 million as cash consideration in its acquisition of SBTech and $7.2 million for the buyout of unaccredited investors. Net cash proceeds to the Company were $484.0 million.

In June 2020, we issued 16.0 million new shares of our Class A common stock in a public offering for net proceeds (net of underwriting fees) of $620.8 million.

In October 2020, the Company issued 20.8 million shares of its Class A common stock in a public offering for net proceeds (net of underwriting fees) of $1,059.3 million.

As of December 31, 2022, the Company had 300.0 million shares authorized of preferred stock, $0.0001 par value, of which none were issued and outstanding as of December 31, 2022 or December 31, 2021.

10.     Revenue Recognition

Deferred Revenue

The Company included deferred revenue within accounts payable and accrued expenses and liabilities to users in the consolidated balance sheets. The deferred revenue balances were as follows:

	Year Ended December 31,
	2022	2021
Deferred revenue, beginning of the period	$91,554	$30,627
Deferred revenue, end of the period	$133,851	$91,554
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$74,837	$28,319

Revenue Disaggregation

Disaggregation of revenue for years ended December 31, 2022, 2021 and 2020 are as follows:

	Year Ended December 31,
	2022	2021	2020
Online gaming	$2,106,708	$1,145,539	$517,632
Gaming software	43,000	97,415	75,629
Other	90,753	53,071	21,271
Total Revenue	$2,240,461	$1,296,025	$614,532

Online gaming includes online Sportsbook, iGaming, and DFS, which have certain similar attributes and pattern of recognition. Other revenue primarily includes media, Marketplace and retail sportsbooks.

The following table presents the Company’s revenue by geographic region for the periods indicated:

	Year ended December 31,
	2022	2021	2020
United States	$2,196,803	$1,198,748	$544,463
International	43,658	97,277	70,069
Total Revenue	$2,240,461	$1,296,025	$614,532

11.  Stock-Based Compensation

In 2012, the Company’s board of directors adopted the 2012 Stock Option and Restricted Stock Incentive Plan (the “2012 Plan”), which provides for the granting of incentive and nonqualified stock options, shares of restricted stock and other equity interests or awards in the Company. The Company only issued time-based vesting awards under the 2012 Plan.

In 2017, the Company’s board of directors approved the 2017 Equity Incentive Plan (the “2017 Plan”). No new awards have been issued under the 2012 Plan following the approval of the 2017 Plan. The 2017 Plan provides for the granting of incentive and nonqualified stock options, shares of restricted stock and other equity interests or awards in the Company. The Company issued time-based and performance-based vesting awards under the 2017 Plan.

In 2020, the Company’s board of directors approved the 2020 Incentive Award Plan (the “2020 Plan”, together with the 2012 Plan and the 2017 Plan, the “Plans”). The 2020 Plan provides for the granting of incentive and nonqualified stock options, restricted stock units (“RSUs”) and other equity interests or awards in the Company. As of December 31, 2022, the total number of shares available for grant under the 2020 Plan was 1.5 million shares. The Company issued time-based and performance-based vesting awards under the 2020 Plan. As of December 31, 2022, a share reserve established that the aggregate number of shares may not exceed 900.0 million shares under the Plans.

The Company has historically issued three types of stock-based compensation: time-based awards, long term incentive plan (“LTIP”) awards and performance-based stock compensation plan (“PSP”) awards. Time-based awards are equity awards that tie vesting to length of service with the Company. LTIP awards are performance-based equity awards that are used to establish longer-term performance objectives and incentivize management to meet those objectives. PSP awards are performance-based equity awards which establish performance objectives related to one or two particular fiscal years. All stock-based compensation awards expire seven to ten years after the grant date.

Time-based awards generally vest over a four-year period in annual and/or quarterly installments and expire no later than ten years from the date of grant. Time-based options are valued using the Black-Scholes option-pricing model with the assumptions noted in the table below. The fair value of time-based RSUs is estimated on the grant date using the underlying share price.

LTIP awards that were granted as RSUs subsequent to 2020 vest based on long-term revenue targets and used the underlying share price on the grant date to estimate their fair value. LTIP awards that were granted as RSUs in 2020 vested based on reaching specific share price targets and used a Monte Carlo Simulation with the assumptions noted in the table below to estimate their fair value. On and after November 2, 2022, certain DraftKings’ executives agreed to delay vesting of the third tranche of their restricted stock units granted under a long-term incentive plan and to add a service condition through an extended vesting date. This modification impacts the issuance of approximately 4 million shares of DraftKings Inc.’s Class A common stock, which are now expected to vest approximately one year after the performance condition is met.

PSP awards granted in 2022 vest based on achievement of net revenue and Adjusted EBITDA targets and have a range of payouts from 0% to 200%. PSP awards granted in 2021 and 2020 vest based on achievement of revenue targets and have a range of payouts from 0% to 300%. As these awards are performance-based RSUs, the fair value is estimated on the grant date using the underlying share price.

The fair value of each option is estimated on the grant date using the Black-Scholes option-pricing model and the assumptions noted in the table below. The fair value is recognized over the requisite service period of the awards, which is generally the vesting period. For awards with only service-based vesting conditions, the Company recognizes compensation cost using the straight-line method. Expected volatility is based on the Company's own volatility beginning in April 2022 as we now have sufficient data as a public company. Prior to April 2022, expected volatility is based on average volatility for a representative sample of comparable public companies. Stock options are generally granted with an exercise price equal to the fair value of the common stock at the grant date with a 10-year contractual term.

The expected term represents the period of time that the options are expected to be outstanding. The expected term is estimated using the average of the vesting term and the original contractual term of the option. The risk-free interest rate is estimated using the rate of return on U.S. treasury notes with a life that approximates the expected life of the option. The fair value of the stock options issued was measured using the following assumptions:

	Year ended December 31,
	2022	2021	2020
Risk free interest rate	3.1%	1.1%	0.4%
Expected term (in years)	5.6	5.8	6.1
Expected volatility	75.0%	43.0%	42.5%
Expected dividend yield	0.0%	0.0%	0.0%

For grants with market-based conditions, the fair value of each award was determined using a Monte Carlo Simulation. No awards with market-based conditions were granted in 2022 or 2021. The model uses multiple input variables that determined the probability of satisfying the market condition requirements as follows:

Year ended December 31, 2020
Risk free interest rate	1.7%
Expected volatility	38.9%
Expected dividend yield	0.0%

The following table shows stock option activity for the year ended December 31, 2022, 2021, and 2020:

	Time-based		PSP		LTIP		Total	Weighted Average Exercise Price of Options	Weighted Average FMV of RSUs	Weighted Average Remaining Term of Options (Years)	Aggregate Intrinsic Value of Options
	Options	RSUs	Options	RSUs	Options	RSUs
Outstanding at December 31, 2020	20,519	3,548	3,023	907	13,854	12,800	54,651	$3.57	$47.01	7.05	$1,607,562
Granted	1,100	2,466	—	600	—	6,744	10,910	50.60	52.97	—	—
Exercised options / vested RSUs	(6,571)	(1,523)	(667)	—	(2,183)	—	(10,944)	3.33	37.64	—	—
Forfeited	(353)	(296)	(2)	(19)	—	(201)	(871)	4.30	44.20	—	—
Outstanding at December 31, 2021	14,695	4,195	2,354	1,488	11,671	19,343	53,746	$5.46	49.94	6.34	$622,108
Granted	400	15,254	—	12,523	—	1,390	29,567	28.24	17.79	—	—
Exercised options / vested RSUs	(2,672)	(2,913)	(76)	(2,671)	(519)	(6,251)	(15,102)	2.68	43.19	—	—
Change in awards due to performance-based multiplier	—	—	—	1,806	—	—	1,806	—	33.69	—	—
Forfeited	(164)	(1,263)	(5)	(27)	—	(618)	(2,077)	4.73	34.94	—	—
Outstanding at December 31, 2022	12,259	15,273	2,273	13,119	11,152	13,864	67,940	$6.17	$29.64	5.49	$192,062

The following table provides additional information for stock option awards outstanding as of December 31, 2022:

	Awards Outstanding	Weighted Average Remaining Term of Options (Years)	Aggregate Intrinsic Value	Weighted Average Exercise Price of Options
Stock options exercisable	24,300	5.4	$188,009	$5.23
Stock options remaining to vest	1,384	7.7	$4,053	$22.55

As of December 31, 2022, total unrecognized stock-based compensation expense of $614.1 million related to granted and unvested share-based compensation arrangements is expected to be recognized over a weighted-average period of 2.8 years. The following table shows stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020:

	Year ended			Year ended			Year ended
	December 31, 2022			December 31, 2021			December 31, 2020
	Options	RSUs	Total	Options	RSUs	Total	Options	RSUs	Total
Time Based (1)	$15,222	$103,478	$118,700	$14,654	$61,085	$75,739	$8,176	$21,286	$29,462
PSP (2)	—	90,180	90,180	—	82,089	82,089	1,633	21,275	22,908
LTIP (2)	—	369,919	369,919	—	525,465	525,465	9,552	255,116	264,668
Class B Shares (3)	—	—	—	—	—	—	8,000	—	8,000
Total	$15,222	$563,577	$578,799	$14,654	$668,639	$683,293	$27,361	$297,677	$325,038

(1) Time-based awards vest and are expensed over a defined service period.
(2) PSP and LTIP awards vest based on defined performance criteria and are expensed based on the probability of achieving such criteria.
(3) Related to the DEAC Business Combination; shares of Class B common stock have no economic rights.

The weighted-average grant-date fair values of options granted during the years ended December 31, 2022, 2021 and 2020 were $7.46, $19.53 and $2.00 per share, respectively.

During the years ended December 31, 2022, 2021 and 2020 the Company received proceeds from the exercise of stock options of $8.7 million, $31.5 million and $27.6 million respectively, and the aggregate intrinsic value of those stock options exercised was $38.1 million, $473.4 million and $1,256.0 million respectively. The total grant date fair value of stock options that vested during the years ended December 31, 2022, 2021 and 2020 were $15.3 million, $14.0 million and $35.1 million, respectively.

12.  Income Taxes

Loss before income tax provision (benefit) for the years ended December 31, 2022, 2021 and 2020 consists of the following:

	Year ended December 31,
	2022	2021	2020
United States	$(1,329,931)	$(1,391,154)	$(1,168,482)
Foreign	(113,027)	(126,490)	(63,409)
Loss before income tax (benefit) provision	$(1,442,958)	$(1,517,644)	$(1,231,891)

The components of the provision (benefit) for income taxes consists of the following:

	Year ended December 31,
	2022	2021	2020
Current:
Federal	$—	$90	$(49)
State	456	514	250
Foreign	5,085	23,174	1,456
Total current provision	5,541	23,778	1,657
Deferred:
Federal	(52,411)	(5,523)	(442)
State	(17,624)	(2,075)	31
Foreign	(3,372)	(7,911)	(1,868)
Total deferred (benefit) provision	(73,407)	(15,509)	(2,279)
Total income tax (benefit) provision	$(67,866)	$8,269	$(622)

The reconciliation between income taxes computed at the U.S. statutory income tax rate to our provision for income taxes for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Year ended December 31,
	2022	2021	2020
Benefit for income taxes at 21% rate	$(303,028)	$(318,705)	$(258,697)
Prior year provision true-ups	938	(16,878)	(5)
State taxes, net of federal benefit	(17,265)	(142,119)	(13,328)
Internal restructurings	—	(167,692)	—
Stock-based compensation (benefit) expense	58,244	(70,150)	(190,766)
Non-deductible lobbying expenses	4,788	9,938	2,072
Non-deductible acquisition expenses	—	455	4,041
Change in valuation allowance	166,978	575,225	243,352
Net operating loss write-off	—	—	998
Non-deductible executive compensation	24,695	117,849	118,423
(Gain) loss on remeasurement of warrant liabilities	(6,173)	(6,301)	81,388
Foreign rate differential	1,802	16,588	13,456
Foreign currency adjustments	177	8,265	(2,086)
Income tax reserves	(553)	5,098	1,676
Other	1,531	(3,304)	(1,146)
Total income tax provision (benefit)	$(67,866)	$8,269	$(622)

Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2022 and 2021 are as follows:

	Year ended December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$961,352	$778,989
Intangible assets	72,299	163,242
Accrual and other temporary differences	57,281	42,381
Operating lease	18,213	17,141
Stock-based compensation	93,582	88,650
Capitalized research and development costs	61,584	—
Fixed assets	411	—
Gross deferred tax assets	1,264,722	1,090,403
Valuation allowance	(1,228,117)	(1,053,892)
Net deferred tax assets	$36,605	$36,511

Deferred tax liabilities:
Capitalized software costs	$(7,529)	$(12,724)
Fixed assets	(3,590)	(554)
Operating lease	(16,102)	(15,581)
Other	(7,943)	(221)
Gross deferred tax liabilities	(35,164)	(29,080)
Total net deferred tax assets	$1,441	$7,431

The Company records its deferred tax assets in deposits and other non-current assets and its deferred tax liabilities in other long-term liabilities in the consolidated balance sheets. The Company has provided a valuation allowance for the U.S. deferred tax assets as of December 31, 2022. For the year ended December 31, 2022, the U.S. valuation allowance increased by $174.2 million primarily due to the current year operating losses.

As of December 31, 2022, the Company had U.S. federal and state tax net operating loss (“NOL”) carryforwards of $3,452.8 million and $3,529.2 million, respectively, which may be available to offset future income tax liabilities. Of the federal net operating loss carryforward, $676.2 million expires at various dates beginning in 2032 through 2037 and $2,776.6 million does not expire. Of the state NOL carryforward, $3,438.2 million expires at various dates beginning in 2023 through 2042 and $91.0 million does not expire.

Utilization of the NOL carryforwards may be subject to limitation under Section 382 of the Internal Revenue Code of 1986 based on ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. There could be additional ownership changes in the future, which may result in additional limitations on the utilization of the NOL and tax credit carryforwards. The Company has analyzed the impact of these limitations on its attributes and included the impact of these limitations in its U.S. deferred tax assets.

As of December 31, 2022, foreign earnings of $12.9 million have been retained by the Company’s foreign subsidiaries for indefinite reinvestment. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company could be subject to withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred income tax liability related to these outside basis differences is not practicable.

In addition to filing federal income tax returns, the Company files income tax returns in numerous states and foreign jurisdictions that impose an income tax. The Company is subject to U.S. federal, state and local income tax examinations by tax authorities for the years beginning in 2012. Tax years after 2015 remain open in certain major foreign jurisdictions and are subject to examination by the taxing authorities.

The following table presents a reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, included in long-term income tax liabilities on the Company’s consolidated balance sheets:

	Year ended December 31,
	2022	2021	2020
Unrecognized tax benefits at the beginning of the year	$72,407	$70,341	$—
Additions for tax positions of prior years	1,807	—	70,341
Settlements	(7,412)
Foreign currency adjustments	(8,791)	2,066	—
Unrecognized tax benefits at the end of the year	$58,011	$72,407	$70,341

If the unrecognized tax benefit balance as of December 31, 2022 were recognized, it would decrease the Company’s effective tax rate. The Company does not anticipate any material changes to its unrecognized tax benefits within the next 12 months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the years ended December 31, 2022, 2021 and 2020 the Company recognized $6.4 million, $5.0 million and $1.7 million in interest and penalties. The Company had $11.8 million and $6.7 million of interest and penalties accrued at December 31, 2022 and 2021, respectively.

13.  Loss Per Share

The computation of loss per share and weighted-average shares of the Company’s Class A common stock outstanding for the periods presented are as follows:

	Year ended December 31,
	2022	2021	2020
Net loss	$(1,377,987)	$(1,523,195)	$(1,231,835)
Basic and diluted weighted-average common shares outstanding	436,513	402,492	305,593
Loss per share attributable to common stockholders:
Basic and diluted	$(3.16)	$(3.78)	$(4.03)

There were no preferred or other dividends declared for the period. For the periods presented, the following securities were not required to be included in the computation of diluted shares outstanding:

	Year ended December 31,
	2022	2021	2020
Class A common stock resulting from exercise of all warrants	3,761	1,613	2,061
Stock options and RSUs	67,941	53,746	54,651
Convertible notes	13,337	13,337	—
Total	85,039	68,696	56,712

14.  Related-Party Transactions

Financial Advisor

The Company entered into an engagement letter with a related party (the “Financial Advisor”) in August 2019, as amended in December 2019. During 2022, 2021 and 2020, the Company incurred $8.5 million, $2.5 million and $12.3 million, respectively, of professional fees in connection with certain business combination transactions and offerings undertaken by the Company, which are recorded within general and administrative expenses on the consolidated statement of operations.

Receivables from Equity Method Investment

The Company provides office space and general operational support to DKFS, LLC, an equity-method affiliate. The operational support is primarily general and administrative services. As of December 31, 2022, and 2021, the Company had $0.2 million and $0.6 million, respectively, of receivables from the entity related to those services and expenses to be reimbursed to the Company. The Company has committed to invest up to $17.5 million into DBDK Venture Fund I, LP, a Delaware limited partnership and a subsidiary of DKFS, LLC. As of December 31, 2022, the Company had invested a total of $6.7 million of the total commitment.

Transactions with a Stockholder and their Immediate Family Members

As of December 31, 2022 and December 31, 2021, the Company had $0.0 million and $3.8 million respectively, of receivables due from former stockholders of SBTech, which includes a current director and stockholder of the Company. During 2022, 2021 and 2020, the Company had $0.6 million, $4.5 million and $2.7 million, respectively, in sales to entities related to an immediate family member of the director. The Company had an associated accounts receivable balance of $0.2 million and $0.2 million as of December 31, 2022 and December 31, 2021, respectively, included in accounts receivable in its consolidated balance sheets.

Aircraft

Starting in 2022, from time to time, the Company has chartered, without mark-up, the private plane owned by Jason Robins, the Company’s Chief Executive Officer, utilizing aircraft services from Jet Aviation Flight Services, Inc. for the business and personal travel of Mr. Robins and his family. The Company had no direct or indirect interest in such private plane. During 2022, the Company incurred $0.7 million of expense for use of the aircraft under these chartering services.
In March 2022, the Company entered into a one-year lease of an aircraft from an entity controlled by Mr. Robins. Pursuant to such agreement, Mr. Robins’ entity leases the aircraft to the Company for $0.6 million for a one-year period. The Company covers all operating, maintenance and other expenses associated with the aircraft. The audit and compensation committees of the Company’s board of directors approved this arrangement based, among other things, on the requirements of the overall security program that Mr. Robins and his family fly private and their assessment that such an arrangement is more efficient and flexible and better ensures safety, confidentiality and privacy. During 2022, the Company incurred $0.4 million of expense under the aircraft lease.
15.  Leases, Commitments and Contingencies

Leases

The Company leases corporate office facilities, data centers, and motor vehicles under operating lease agreements. Some of the Company’s leases include one or more options to renew. For a majority of the Company’s leases, it does not assume renewals in its determination of the lease term as the renewals are not deemed to be reasonably assured. The Company’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. As of December 31, 2022, the Company’s lease agreements typically have terms not exceeding ten years.

Payments under the Company’s lease arrangements may be fixed or variable, and variable lease payments primarily represent costs related to common area maintenance and utilities. The components of lease expense are as follows:

	December 31, 2022	December 31, 2021	December 31, 2020
Operating lease cost	$20,003	$16,551	$14,968
Short term lease cost	6,004	3,273	2,538
Variable lease cost	4,462	4,261	3,652
Sublease income	(849)	(774)	(1,382)
Total lease cost	$29,620	$23,311	$19,776

Supplemental cash flow and other information for 2022 and 2021 related to operating leases was as follows:

	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,390	$17,162
Right-of-use assets obtained in exchange for new operating lease liabilities	$18,134	$3,329

The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating leases were 7.6 years and 6.5% as of December 31, 2022. The Company calculated the weighted-average discount rates using incremental borrowing rates, which equal the rates of interest that it would pay to borrow funds on a fully collateralized basis over a similar term.

The Company calculated the weighted-average discount rates using incremental borrowing rates, which equal the rates of interest that it would pay to borrow funds on a fully collateralized basis over a similar term.

Maturity of lease liabilities are as follows:

December 31, 2022
2023	$8,654
2024	12,948
2025	11,953
2026	11,787
2027	11,625
Thereafter	40,687
Total undiscounted future cash flows	97,654
Less: Imputed interest	(24,069)
Present value of undiscounted future cash flows	$73,585

Other Contractual Obligations and Contingencies

The Company is a party to several non-cancelable contracts with vendors where the Company is obligated to make future minimum payments under the terms of these contracts as follows:

Year ending December 31,
2023	$447,605
2024	400,564
2025	315,307
2026	187,588
2027	107,988
Thereafter	247,196
Total	$1,706,248

Contingencies

From time to time, and in the ordinary course of business, the Company may be subject to certain claims, charges and litigation concerning matters arising in connection with the conduct of the Company’s business activities.

Interactive Games LLC

On June 14, 2019, Interactive Games LLC filed suit against the Company in the U.S. District Court for the District of Delaware, alleging that our Daily Fantasy Sports product offering infringes two patents and the Company’s Sportsbook product offering infringes two different patents. The Company intends to vigorously defend this case. In the event that a court ultimately determines that the Company is infringing the asserted patents, it may be subject to substantial damages, which may include treble damages and/or an injunction that could require the Company to modify certain features that we currently offer.

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

Despite the potential for significant damages, the Company does not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on the Company's financial condition, although the outcome could be material to the Company's operating results for any particular period, depending, in part, upon the operating results for such period.

Winview Inc.

On July 7, 2021, Winview Inc., a Delaware corporation, filed suit against the Company in the U.S. District Court for the District of New Jersey, which was subsequently amended on July 28, 2021, alleging that our Sportsbook product offering infringes two patents, our Daily Fantasy Sports product offering infringes one patent, and that our Sportsbook product offering and Daily Fantasy Sports product offering infringe another patent. On November 15, 2021, Winview Inc. filed a second amended complaint (the “SAC”), adding as defendants DK DE and Crown Gaming Inc., a Delaware corporation, which are wholly-owned subsidiaries of the Company. The SAC largely repeats the allegations of the first amended complaint.

The Company intends to vigorously defend this case. In the event that a court ultimately determines that the Company is infringing the asserted patents, it may be subject to substantial damages, which may include treble damages and/or an injunction that could require the Company to modify certain features that we currently offer.

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

Despite the potential for significant damages, the Company does not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on the Company's financial condition, although the outcome could be material to the Company's operating results for any particular period, depending, in part, upon the operating results for such period.

Securities Matters Related to Allegations in the Hindenburg Report

On July 2, 2021, the first of two substantially similar federal securities law putative class actions was filed in the U.S. District Court for the Southern District of New York against the Company and certain of its officers. The actions allege violations of Sections 10(b) and 20(a) of the Exchange Act on a behalf of a putative class of persons who purchased or otherwise acquired the Company's stock between December 23, 2019 and June 15, 2021. The allegations relate to, among other things, allegedly false and misleading statements and/or failures to disclose information about the Company’s business and prospects, based primarily upon the allegations concerning SBTech that were contained in a report published about the Company on June 15, 2021 by Hindenburg Research (the “Hindenburg Report”). The Company intends to vigorously defend against these claims. On November 12, 2021, the court consolidated the two actions under the caption In re DraftKings Securities Litigation and appointed a lead plaintiff. The lead plaintiff filed a consolidated amended complaint on January 11, 2022. On January 10, 2023, the court granted the Company's motion to dismiss and final judgment was entered dismissing the action with prejudice.

Beginning on July 9, 2021, the Company received subpoenas from the SEC seeking documents concerning, among other things, certain of the allegations raised in the Hindenburg Report, as well as the Company’s disclosures regarding its compliance policies and procedures, and related matters. The Company intends to comply with the related requests and is cooperating with the SEC’s ongoing inquiry.

The Company cannot predict with any degree of certainty the outcome of the SEC matter or determine the extent of any potential liabilities. The Company also cannot provide an estimate of the possible loss or range of loss. Any adverse outcome in the SEC matter could expose the Company to substantial damages or penalties that may have a material adverse impact on the Company’s operations and cash flows.

Despite the potential for significant damages, the Company does not believe, based on currently available information, that the outcome of the SEC matter will have a material adverse effect on the Company's financial condition, although the outcome could be material to the Company's operating results for any particular period, depending, in part, upon the operating results for such period.

Shareholder Derivative Litigation Related to Allegations in the Hindenburg Report

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

The Company cannot predict with any degree of certainty the outcome of these matters or determine the extent of any potential liabilities. The Company also cannot provide an estimate of the possible loss or range of loss. Because the Nevada actions allege claims on behalf of the Company and purport to seek judgments in favor of the Company, the Company does not believe, based on currently available information, that the outcome of these proceedings will have a material adverse effect on the Company's financial condition, although the outcome could be material to the Company's operating results for any particular period, depending, in part, upon the operating results for such period.

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

On September 9, 2022, two similar putative class actions were filed in the Delaware Court of Chancery against former directors of GNOG Inc. and its former controlling stockholder, one of which also names the Company and Jefferies Financial Group, Inc. as defendants. These pending actions in Delaware assert substantially similar claims on behalf of a putative class of former minority stockholders of GNOG Inc. alleging that certain former officers and directors of GNOG Inc. and its former controlling stockholder (Tilman Fertitta) breached their fiduciary duties to minority stockholders of GNOG Inc. in connection with the GNOG Transaction, and one of the actions also alleges that the Company aided and abetted the alleged breaches of fiduciary duty. On October 12, 2022, the Delaware Court of Chancery consolidated these two actions under the caption In re Golden Nugget Online Gaming, Inc. Stockholders Litigation.

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

Despite the potential for significant damages, the Company does not believe, based on currently available information, that the outcome of these proceedings will have a material adverse effect on the Company's financial condition, although the outcome could be material to the Company's operating results for any particular period, depending, in part, upon the operating results for such period.

AG 18, LLC d/b/a/ Arrow Gaming

On August 19, 2021, AG 18, LLC d/b/a/ Arrow Gaming (“Arrow Gaming”) filed a complaint against the Company in the United States District Court for the District of New Jersey alleging that the Company's DFS and Casino product offerings infringe four patents. On October 12, 2021, Arrow Gaming filed an amended complaint to add one additional patent. On December 20, 2021, Arrow Gaming filed a second amended complaint adding new allegations with respect to alleged willful infringement.

The Company intends to vigorously defend this case. In the event that a court ultimately determines that the Company is infringing the asserted patents, it may be subject to substantial damages, which may include treble damages and/or an injunction that could require the Company to modify certain features that we currently offer.

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

Despite the potential for significant damages, the Company does not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on the Company's financial condition, although the outcome could be material to the Company's operating results for any particular period, depending, in part, upon the operating results for such period.

Beteiro, LLC

On November 22, 2021, Beteiro, LLC filed a complaint against the Company in the United States District Court for the District of New Jersey alleging that the Company’s Sportsbook and Casino product offerings infringe four patents.

The Company intends to vigorously defend this case. In the event that a court ultimately determines that the Company is infringing the asserted patents, it may be subject to substantial damages, which may include treble damages and/or an injunction that could require the Company to modify certain features that we currently offer.

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

Despite the potential for significant damages, the Company does not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on the Company's financial condition, although the outcome could be material to the Company's operating results for any particular period, depending, in part, upon the operating results for such period.

Diogenes Ltd. & Colossus (IOM) Ltd.

On December 1, 2021, Diogenes Ltd. & Colossus (IOM) Ltd. (“Colossus”), filed a complaint against the Company in the United States District Court for the District of Delaware alleging that the Company’s Sportsbook product offering infringes seven patents. Colossus amended its complaint on February 7, 2022 to, among other things, add one additional patent.

The Company intends to vigorously defend this case. In the event that a court ultimately determines that the Company is infringing the asserted patents, it may be subject to substantial damages, which may include treble damages and/or an injunction that could require the Company to modify certain features that we currently offer.

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

Despite the potential for significant damages, the Company does not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on the Company's financial condition, although the outcome could be material to the Company's operating results for any particular period, depending, in part, upon the operating results for such period.

Steiner

Nelson Steiner filed suit against the Company and FanDuel Inc. in Florida state court on November 9, 2015. The action was subsequently transferred to In Re: Daily Fantasy Sports Litigation (Multi-District Litigation) (the “MDL”), and Mr. Steiner’s action was consolidated into the MDL’s amended complaint, which, in February 2016, consolidated numerous actions (primarily purported class actions) filed against the Company, FanDuel, and other related parties in courts across the United States. By June 23, 2022, the MDL was resolved, except for Mr. Steiner’s action, and the court officially closed the MDL docket on July 8, 2022.

Mr. Steiner brings this action as a concerned citizen of the state of Florida alleging that, among other things, defendants’ daily fantasy sports contests are illegal gambling under the state laws of Florida and seeks disgorgement of “gambling losses” purportedly suffered by Florida citizens on behalf of the state. On June 23, 2022, the MDL court remanded Mr. Steiner’s action to the Circuit Court for Pinellas County, Florida. Plaintiff has not yet filed an amended pleading.

The Company intends to vigorously defend this suit. If the plaintiff obtains a judgment in his favor in this matter, the Company could be subject to substantial damages and it could be restricted from offering DFS contests in Florida. The Company cannot provide any assurance as to the outcome of this matter.

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

Despite the potential for significant damages, the Company does not believe, based on currently available information, that the outcome of this matter will have a material adverse effect on Company’s financial condition, although the outcome could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

Turley

On January 9, 2023, Simpson G. Turley, individually and on behalf of all others similarly situated, filed a purported class action against the Company in the United States District Court for the District of Massachusetts. Plaintiff alleges, among other things, that he was a contestant in the Company’s daily fantasy showdown contest for the January 2, 2023, NFL game between the Cincinnati Bengals and the Buffalo Bills (the “Bengals-Bills Game”). The Bengals-Bills Game was postponed and eventually cancelled due to Damar Hamlin collapsing during the game. Plaintiff alleges that he was winning prizes in multiple showdown contests at the point in time that the Bengals-Bills Game was cancelled (with 5:58 remaining in the first quarter). Plaintiff alleges that, instead of paying out the prize money, the Company refunded entry fees to contestants that entered showdown or flash draft fantasy contests. Plaintiff asserts claims for breach of contract, unfair and deceptive acts and practices, false advertising, and unjust enrichment. Among other things, Plaintiffs seeks statutory damages, monetary damages, punitive damages, attorney fees and interest.

The Company intends to vigorously defend this case. If the plaintiff obtains a judgment in his favor in this matter, the Company could be subject to substantial damages and it could be restricted from offering DFS contests in Massachusetts. The Company cannot provide any assurance as to the outcome of this matter.

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

Despite the potential for significant damages, the Company does not believe, based on currently available information, that the outcome of this matter will have a material adverse effect on Company’s financial condition, although the outcome could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

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

Exhibit Index

(b)      Exhibits. The following exhibits are being followed herewith:

Exhibit No.	Description
2.1†
Business Combination Agreement, dated as of December 22, 2019, among DraftKings Inc., SBTech (Global) Limited, SBTech’s shareholders, Diamond Eagle Acquisition Corp., DEAC NV Merger Corp. and a wholly-owned subsidiary of DEAC (incorporated by reference to Exhibit 2.1 of DEAC NV Merger Corp.’s Registration Statement on Form S-4 (Reg. No. 333-235805), filed with the SEC on April 14, 2020).

2.2
Agreement and Plan of Merger, dated as of March 12, 2020, by and among Diamond Eagle Acquisition Corp. and DEAC NV Merger Corp. (incorporated by reference to Exhibit 2.3 of DEAC NV Merger Corp.’s Registration Statement on Form S-4 (Reg. No. 333-235805), filed with the SEC on April 14, 2020).

2.3
Amendment to Business Combination Agreement, dated as of April 7, 2020, among DraftKings Inc., SBTech (Global) Limited, SBTech’s shareholders, Diamond Eagle Acquisition Corp., DEAC NV Merger Corp. and a wholly-owned subsidiary of DEAC (incorporated by reference to Exhibit 2.4 of DEAC NV Merger Corp.’s Registration Statement on Form S-4 (Reg. No. 333-235805), filed with the SEC on April 14, 2020).

2.4***
Agreement and Plan of Merger, by and among DraftKings Inc., New Duke Holdco, Inc., Golden Nugget Online Gaming, Inc., Duke Merger Sub, Inc. and Gulf Merger Sub, Inc., dated as of August 8, 2021 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed with the SEC on August 10, 2021).

3.1	Amended and Restated Articles of Incorporation of DraftKings Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2022)
3.2	Amended and Restated Bylaws of DraftKings Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2022).
4.1	Specimen Class A Common Stock Certificate of DraftKings (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2020).
4.2	Form of Warrant Certificate of DraftKings Inc. (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2020).
4.3
Warrant Agreement, dated May 10, 2019, by and between Diamond Eagle Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of Diamond Eagle Acquisition Corp.’s Current Report on Form 8-K filed on May 14, 2019).

4.4
Assignment and Assumption Agreement, dated April 23, 2020, by and among DraftKings Inc., DEAC, Continental Stock Transfer & Trust Company, Computershare Trust Company, N.A. and Computershare Inc. (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2020).

4.5
Indenture, dated as of March 18, 2021, between the Company and Computershare Trust Company, N.A., as trustee (including Form of 0% Convertible Senior Notes due 2028) (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed with the SEC on March 18, 2021).

4.6
First Supplemental Indenture, dated as of May 5, 2022, between DraftKings Inc., Old DraftKings and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.6 of the Company's Current Report on Form 8-K, filed with the SEC on May 5, 2022).

4.7	Description of New DraftKings' Capital Stock (incorporated by reference to New DraftKings' Registration Statement on Form S-4 (Reg. No. 333-260174), filed with the SEC on December 9, 2021).
4.8
Assignment and Assumption Agreement, dated May 5, 2022, by and among New DraftKings, GNOG, Continental and Computershare (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2022).

4.9
Assignment and Assumption Agreement, dated May 5, 2022, by and among New DraftKings, Old DraftKings and Computershare (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2022).

10.1+	DraftKings Inc. 2020 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2020).
10.2
Form of Subscription Agreement, dated December 22, 2019, by and between Diamond Eagle Acquisition Corp. and the undersigned subscriber party thereto (incorporated by reference to Exhibit 10.2 of DEAC NV Merger Corp.’s Registration Statement on Form S-4 (Reg. No. 333-235805), filed with the SEC on April 14, 2020).

10.3+
Executive Employment Agreement, dated April 23, 2020, between DraftKings Inc. and Matt Kalish (incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2020).

10.4+
Executive Employment Agreement, dated April 23, 2020, between DraftKings Inc. and Paul Liberman (incorporated by reference to Exhibit 10.3 the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2020).

10.5+
Executive Employment Agreement, dated April 23, 2020, between DraftKings Inc. and Jason Robins (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2020).

10.6+	DraftKings Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2020).

Exhibit No.	Description
10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2022).
10.8
Earnout Escrow Agreement, dated April 23, 2020, by and among DraftKings Inc., Shalom Meckenzie, in his capacity as SBT Sellers’ Representative, Eagle Equity Partners LLC, Jeff Sagansky, Eli Baker, Harry Sloan, I.B.I. Trust Management, the trustee, and Computershare Trust Company, N.A., as escrow agent (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2020).

10.9
Stockholders Agreement, dated April 23, 2020, by and among DraftKings Inc., the DK Stockholder Group, the SBT Stockholder Group and the DEAC Stockholder Group (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2020).

10.10
Amendment to Stockholders Agreement, dated October 5, 2020, by and among DraftKings Inc., the DK Stockholder Group, the SBT Stockholder Group and the DEAC Stockholder Group (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 5, 2020).

10.11
Share Exchange Agreement, dated April 23, 2020, by and among DraftKings Inc., a Delaware corporation, Jason Robins and DEAC NV Merger Corp. (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2020).

10.12†**
Agreement for the Provision of a Sports Betting Solution (“License Agreement”), between Sports Information Services Limited and Crown Gaming Inc., dated as of June 19, 2018 (incorporated by reference to Exhibit 10.5 of DEAC NV Merger Corp.’s Registration Statement on Form S-4 (Reg. No. 333-235805), filed with the SEC on April 14, 2020).

10.13†**
Addendum to License Agreement, between Sports Information Services Limited and Crown Gaming Inc., dated as of August 22, 2019 (incorporated by reference to Exhibit 10.6 of DEAC NV Merger Corp.’s Registration Statement on Form S-4 (Reg. No. 333-235805), filed with the SEC on April 14, 2020).

10.14†**
Addendum, dated as of July 23, 2020 to the Agreement for the Provision of a Sports Betting Solution between Sports Information Services Limited and Crown Gaming Inc., dated as of June 19, 2018 (incorporated by reference to Exhibit 10.1 to DraftKings Inc.’s Current Report on Form 8-K (File No. 001-38908), filed with the SEC on July 23, 2020).

Exhibit No.	Description
10.15+
DraftKings Inc. 2017 Equity Incentive Plan, as amended from time to time (incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (No. 333-238051), filed with the SEC on May 6, 2020).

10.16+	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2020).
10.17+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2020).
10.18	Form of Base Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the SEC on March 18, 2021).
10.19	Form of Additional Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed with the SEC on March 18, 2021).
10.20
Amended Executive Employment Agreement, dated August 5, 2021, between DraftKings Inc. and R. Stanton Dodge (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2021).

10.21
Amended and Restated Executive Employment Agreement, dated August 5, 2021, between DraftKings Inc. and Jason Park (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2021).

10.22
Support Agreement, by and among DraftKings Inc., Tilman J. Fertitta, Fertitta Entertainment, Inc., Landry’s Fertitta, LLC, Golden Landry’s LLC, Golden Fertitta, LLC and New Duke Holdco, Inc., dated as of August 8, 2021 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the SEC on August 10, 2021).

14.1	Code of Business Ethics of the Company, dated April 23, 2020 (incorporated by reference to Exhibit 14.1 of the Company's Amended Annual Report on Form 10-K/A, filed with the SEC on May 3, 2021).
21.1*	List of Subsidiaries.
23.1*	Consent of BDO USA, LLP, independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*
Loan and Security Agreement, dated as of December 20, 2022, by and among DraftKings Inc., as borrower, the guarantors listed therein, the lenders listed therein, Pacific Western Bank, as administrative agent, collateral agent and payment agent, Citizens Bank, N.A., as syndication agent, and Pacific Western Bank and Citizens Bank, N.A., as joint bookrunners and joint lead arrangers.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104.1	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).

*    Filed herewith.

**    Certain portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). The Registrant agrees to furnish an unredacted copy of the exhibit to the SEC upon its request.

*** Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

†    Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

+    Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 17, 2023

	By:	/s/ Jason K. Park
	Name:	Jason K. Park
	Title:	Chief Financial Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Jason D. Robins, R. Stanton Dodge, and Jason K. Park, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jason D. Robins	Chief Executive Officer and Chairman	February 17, 2023
Jason D. Robins	(Principal Executive Officer)

/s/ Jason K. Park	Chief Financial Officer	February 17, 2023
Jason K. Park	(Principal Financial Officer)

/s/ Erik Bradbury	Chief Accounting Officer	February 17, 2023
Erik Bradbury	(Principal Accounting Officer)

/s/ Harry Evans Sloan	Vice Chairman	February 17, 2023
Harry Evans Sloan

/s/ Matthew Kalish	Director	February 17, 2023
Matthew Kalish

/s/ Woodrow H. Levin	Director	February 17, 2023
Woodrow H. Levin

/s/ Paul Liberman	Director	February 17, 2023
Paul Liberman

/s/ Shalom Meckenzie	Director	February 17, 2023
Shalom Meckenzie

/s/ Jocelyn Moore	Director	February 17, 2023
Jocelyn Moore

/s/ Ryan R. Moore	Director	February 17, 2023
Ryan R. Moore

/s/ Valerie Mosley	Director	February 17, 2023
Valerie Mosley

/s/ Steven J. Murray	Director	February 17, 2023
Steven J. Murray

/s/ Marni M. Walden	Director	February 17, 2023
Marni M. Walden