Form 10-Q
period 2023-03-31
DraftKings Inc.
filed 2023-05-05
CIK 1883685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 3, 2023, there were 461,865,825 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 393,013,951 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

DraftKings Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2023

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements.
DRAFTKINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	March 31, 2023
	(Unaudited)	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,087,668	$1,309,172
Cash reserved for users	436,935	469,653
Receivables reserved for users	124,536	160,083
Accounts receivable	41,423	51,097
Prepaid expenses and other current assets	115,194	94,836
Total current assets	1,805,756	2,084,841
Property and equipment, net	62,273	60,102
Intangible assets, net	754,509	776,934
Goodwill	886,373	886,373
Operating lease right-of-use assets	60,804	65,957
Equity method investment	9,961	10,080
Deposits and other non-current assets	159,598	155,865
Total assets	$3,739,274	$4,040,152

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$508,725	$517,587
Liabilities to users	670,456	686,173
Operating lease liabilities, current portion	3,975	4,253
Other current liabilities	48,733	38,444
Total current liabilities	1,231,889	1,246,457
Convertible notes, net of issuance costs	1,251,758	1,251,103
Non-current operating lease liabilities	66,466	69,332
Warrant liabilities	27,715	10,680
Long-term income tax liability	69,238	69,858
Other long-term liabilities	74,428	70,029
Total liabilities	$2,721,494	$2,717,459
Commitments and contingent liabilities (Note 12)

Stockholders' equity:
Class A common stock, $0.0001 par value; 900,000 shares authorized as of March 31, 2023 and December 31, 2022; 471,723 and 459,265 shares issued and 461,634 and 450,575 outstanding as of March 31, 2023 and December 31, 2022, respectively	$46	$45
Class B common stock, $0.0001 par value; 900,000 shares authorized as of March 31, 2023 and December 31, 2022; 393,014 shares issued and outstanding as of March 31, 2023 and December 31, 2022	39	39
Treasury stock, at cost; 10,089 and 8,690 shares as of March 31, 2023 and December 31, 2022, respectively	(359,491)	(332,133)
Additional paid-in capital	6,869,647	6,750,055
Accumulated deficit	(5,528,949)	(5,131,801)
Accumulated other comprehensive income	36,488	36,488
Total stockholders’ equity	$1,017,780	$1,322,693
Total liabilities and stockholders’ equity	$3,739,274	$4,040,152
See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except loss per share data)

	Three months ended March 31,
	2023	2022
Revenue	$769,652	$417,205
Cost of revenue	521,740	313,379
Sales and marketing	389,133	321,452
Product and technology	88,088	81,352
General and administrative	160,476	216,606
Loss from operations	(389,785)	(515,584)
Other income (expense):
Interest income	11,795	801
Interest expense	(655)	(653)
(Loss) gain on remeasurement of warrant liabilities	(17,035)	12,681
Other income, net	19	37,882
Loss before income tax provision and loss from equity method investment	(395,661)	(464,873)
Income tax provision	1,368	469
Loss from equity method investment	119	2,351
Net loss attributable to common stockholders	$(397,148)	$(467,693)

Loss per share attributable to common stockholders:
Basic and diluted	$(0.87)	$(1.14)
See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock Amount	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2022	450,575	$45	393,014	$39	$6,750,055	$(5,131,801)	$36,488	$(332,133)	$1,322,693
Exercise of stock options	701	—	—	—	2,192	—	—	—	2,192
Stock-based compensation expense	—	—	—	—	117,400	—	—	—	117,400
Purchase of treasury stock	(1,399)	—	—	—	—	—	—	(27,358)	(27,358)
Restricted stock unit vesting	11,757	1	—	—	—	—	—	—	1
Net loss	—	—	—	—	—	(397,148)	—	—	(397,148)
Balances at March 31, 2023	461,634	$46	393,014	$39	$6,869,647	$(5,528,949)	$36,488	$(359,491)	$1,017,780

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock Amount	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2021	407,781	$41	393,014	$39	$5,702,388	$(3,753,814)	$36,488	$(306,614)	$1,678,528
Exercise of stock options	913	—	—	—	1,770	—	—	—	1,770
Stock-based compensation expense	—	—	—	—	187,077	—	—	—	187,077
Purchase of treasury stock	(793)	—	—	—	—	—	—	(14,083)	(14,083)
Restricted stock unit vesting	9,327	1	—	—	—	—	—	—	1
Net loss	—	—	—	—	—	(467,693)	—	—	(467,693)
Balances at March 31, 2022	417,228	$42	393,014	$39	$5,891,235	$(4,221,507)	$36,488	$(320,697)	$1,385,600

See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Three months ended March 31,
	2023	2022
Operating Activities:
Net loss	$(397,148)	$(467,693)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	48,213	32,225
Non-cash interest expense	157	654
Stock-based compensation expense	117,400	187,077
Loss from equity method investment	119	2,351
Loss (gain) on remeasurement of warrant liabilities	17,035	(12,681)
Loss (gain) on marketable equity securities and other financial assets	136	(37,433)
Deferred income taxes	2,254	256
Other expenses, net	(2,726)	(768)
Change in operating assets and liabilities:
Receivables reserved for users	35,547	(3,997)
Accounts receivable	9,674	(2,347)
Prepaid expenses and other current assets	(10,069)	(30,887)
Deposits and other non-current assets	(3,464)	(493)
Operating leases, net	1,864	(125)
Accounts payable and accrued expenses	(6,292)	(16,087)
Liabilities to users	(15,717)	(8,099)
Long-term income tax liability	(620)	(178)
Other long-term liabilities	2,145	1,507
Net cash flows used in operating activities	$(201,492)	$(356,718)
Investing Activities:
Purchases of property and equipment	(7,094)	(8,614)
Cash paid for internally developed software costs	(19,419)	(13,195)
Acquisition of gaming licenses	(1,362)	(267)
Other investing activities, net	311	(989)
Net cash flows used in investing activities	$(27,564)	$(23,065)
Financing Activities:
Purchase of treasury stock	(27,358)	(14,083)
Proceeds from exercise of stock options	2,192	1,770
Net cash flows used in financing activities	$(25,166)	$(12,313)
Net decrease in cash and cash equivalents and restricted cash	(254,222)	(392,096)
Cash and cash equivalents and restricted cash at the beginning of period	1,778,825	2,629,842
Cash and cash equivalents and restricted cash, end of period	$1,524,603	$2,237,746

Disclosure of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,087,668	$1,772,892
Cash reserved for users	436,935	464,854
Total cash, cash equivalents and restricted cash, end of period	$1,524,603	$2,237,746

Supplemental Disclosure of Noncash Investing and Financing Activities:
Investing activities included in changes in accounts payable and accrued expenses	$(679)	$7,604
Supplemental Disclosure of Cash Activities:
Decrease in cash reserved for users	$(32,718)	$(12,096)
Cash paid for interest	$—	$—
See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except loss per share data, unless otherwise noted)
1.Description of Business
We are a digital sports entertainment and gaming company that provides users with online sports betting (“Sportsbook”), online casino (“iGaming”) and daily fantasy sports (“DFS”) product offerings, as well as DraftKings Marketplace (“Marketplace”), retail sportsbook, media and other consumer product offerings. We are also involved in the design and development of sports betting and casino gaming software for online and retail sportsbooks and iGaming operators.
In May 2018, the Supreme Court (the “Court”) struck down on constitutional grounds the Professional and Amateur Sports Protection Act of 1992 (“PASPA”), a law that prohibited most states from authorizing and regulating sports betting. Since the Court’s decision, many states have legalized sports betting. As of March 31, 2023, 33 U.S. states, the District of Columbia and Puerto Rico have legalized some form of sports betting. Of those 35 legal jurisdictions, 28 have legalized online sports betting. Of those 28 jurisdictions, 24 are live, and DraftKings operates in 21 of them. The U.S. jurisdictions with statutes legalizing iGaming are Connecticut, Delaware, Michigan, New Jersey, Pennsylvania and West Virginia.

As of March 31, 2023, we operate our Sportsbook product offering in Arizona, Colorado, Connecticut, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Oregon, Pennsylvania, Tennessee, Virginia, West Virginia, Wyoming and Ontario, Canada, and we operate retail sportsbooks in Colorado, Connecticut, Illinois, Iowa, Kansas, Louisiana, Michigan, Mississippi, New Hampshire, New Jersey and Washington. As of March 31, 2023, we operate our iGaming product offering in Connecticut, Michigan, New Jersey, Pennsylvania, West Virginia and Ontario, Canada. The Company also has arrangements in place with land-based casinos to expand operations into additional states upon the passing of relevant legislation, the issuance of related regulations and the receipt of required licenses.

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

2.Summary of Significant Accounting Policies and Practices
Basis of Presentation and Principles of Consolidation
 These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. As such, certain notes or other information that are normally required by U.S. GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes as of and for the fiscal year ended December 31, 2022, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on February 17, 2023 (the “2022 Annual Report”). These condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all normal and recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial statements for the periods presented. Results of operations reported for interim periods are not necessarily indicative of results for the entire year, due to seasonal fluctuations in the Company’s revenue as a result of timing of various sports seasons, sporting events and other factors.

The Company consummated the GNOG Transaction on the GNOG Closing Date. In the GNOG Transaction, the Company was determined to be the accounting acquirer and, as such, the acquisition is considered a business combination under

Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), and was accounted for using the acquisition method of accounting. These unaudited condensed consolidated financial statements include the accounts and operations of the Company, except that, due to the timing of the consummation of the GNOG Transaction, these unaudited condensed consolidated financial statements exclude the operations of GNOG prior to the GNOG Closing Date.

All intercompany accounts and transactions are eliminated upon consolidation. Certain amounts, which are not material, in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

Segments

The Company regularly reviews its operating segments and the approach used by the chief operating decision maker (“CODM”) to evaluate performance and allocate resources. As a result of the Company’s acquisition of DK Crown Holdings Inc. (formerly DraftKings Inc.), a Delaware corporation (“DK DE”), and SBTech (Global) Limited (“SBTech”) and the consummation of the transactions contemplated by the business combination agreement, dated December 22, 2019 (as amended), in April 2020, the Company began to identify two distinct operating segments: a business-to-consumer (“B2C”) segment, which included its Sportsbook, iGaming and DFS product offerings, as well as media and other consumer product offerings, and a business-to-business (“B2B”) segment, which had principal activities involving the design and development of gaming software.

However, beginning in the fourth quarter of 2022, as a result of the Company’s integration of the technology and expertise of SBTech, the Company began to view the B2B segment primarily as a cost center of the B2C segment and, therefore, began to operate its business and report its results as a single operating segment. The Company’s determination that it operates as a single segment is consistent with the financial information regularly reviewed by the CODM for purposes of evaluating performance, allocating resources and planning and forecasting for future periods. The Company’s CODM allocates resources and assesses financial performance on a consolidated basis. Prior periods have been reclassified to conform with the new segment presentation.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

3.Business Combination
Acquisition of Golden Nugget Online Gaming, Inc.

On May 5, 2022, DraftKings consummated the GNOG Transaction, and, under the terms of the GNOG Merger Agreement and subject to certain exclusions contained therein, GNOG stockholders received a fixed ratio of 0.365 shares of DraftKings Inc.’s Class A common stock for each share of GNOG that they held on the GNOG Closing Date. DraftKings Inc. issued approximately 29.3 million shares of its Class A common stock in connection with the consummation of the GNOG Transaction. Operating results for GNOG are included in the Company’s consolidated statements of operations for the three months ended March 31, 2023.

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

The following table summarizes the consideration issued or paid in connection with the GNOG Transaction and the fair value of the assets acquired and liabilities assumed in connection with the consummation of the GNOG Transaction on the GNOG Closing Date:

Cash and cash equivalents	$66,709
Cash reserved for users	7,633
Receivables reserved for users	2,814
Accounts receivables	7,783
Prepaid expenses and other current assets	64
Property and equipment, net	1,433
Intangible assets, net	315,000
Operating lease right-of-use assets	1,185
Deposits and other non-current assets	47,395
Total identifiable assets acquired	450,016
Liabilities assumed:
Accounts payable and accrued expenses	32,989
Liabilities to users	4,314
Operating lease liabilities	1,185
Other long-term liabilities	78,781
Total liabilities assumed	117,269
Net assets acquired (a)	$332,747
Purchase consideration (b)	$603,465
Goodwill (b) – (a)	$270,718

Goodwill represents the excess of the gross consideration transferred over the difference between the fair value of the underlying net assets acquired and the underlying liabilities assumed. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of benefits from securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a market participant, as well as acquiring a talented workforce and cost savings opportunities. Goodwill associated with the GNOG Transaction was assigned as of the GNOG Closing Date to the Company’s B2C reporting unit. Goodwill recognized is partially deductible for tax purposes, and the amount of deductible goodwill was determined to be $160.7 million.

Intangible Assets

	Fair Value	Weighted- Average Useful Life
Gaming licenses	$145,000	12.2 years
Customer relationships	170,000	5.9 years
Total	$315,000

Loan Receivable

The Company acquired a long-term receivable in the amount of $30.1 million in connection with the GNOG Transaction, which originally resulted from a $30.0 million mezzanine loan (the “Danville GN Casino Loan”) by GNOG to certain parties before the GNOG Closing Date to develop and construct a “Golden Nugget”-branded casino in Danville, Illinois that, pending regulatory approvals, would enable GNOG to obtain market access to the State of Illinois. There has been no significant deterioration of credit quality since the origination date of the Danville GN Casino Loan. The receivable related to the Danville GN Casino Loan is classified within deposits and other non-current assets on the Company’s consolidated balance sheet.

Unaudited Pro-Forma Information

The financial information in the table below summarizes the combined results of operations of Old DraftKings and GNOG, on an actual and a pro forma basis, as applicable, as though the companies had been combined as of January 1, 2021. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the GNOG Transaction had been consummated as of the beginning of the periods presented or of results that may occur in the future.

	Three months ended March 31,
	2023 Actual	2022 Pro Forma
Revenue	$769,652	$449,109
Net loss	$(397,148)	$(475,774)

The foregoing pro forma financial information is based on estimates and assumptions, which the Company believes are reasonable. The pro forma financial information includes adjustments primarily related to purchase accounting adjustments. Acquisition costs and other non-recurring charges incurred are included in the period of assumed acquisition.

4.Intangible Assets
Intangible Assets
The Company has the following intangible assets, net as of March 31, 2023:

	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Developed technology	5.1 years	$422,900	$(153,462)	$269,438
Internally developed software	2.4 years	187,017	(80,807)	106,210
Gaming licenses	10.9 years	208,017	(33,747)	174,270
Customer relationships	4.4 years	269,728	(89,127)	180,601
Trademarks, tradenames and other	3.7 years	36,882	(15,518)	21,364
Indefinite-lived intangible assets:
Digital assets, net of impairment	Indefinite-lived	2,626	—	2,626
Total		$1,127,170	$(372,661)	$754,509
The Company had the following intangible assets, net as of December 31, 2022:

	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Developed technology	5.4 years	$422,900	$(140,200)	$282,700
Internally developed software	2.4 years	168,277	(70,575)	97,702
Gaming licenses	11.0 years	206,655	(29,487)	177,168
Customer relationships	4.6 years	269,728	(75,791)	193,937
Trademarks, tradenames and other	3.8 years	36,193	(13,463)	22,730
Indefinite-lived intangible assets:
Digital assets, net of impairment	Indefinite-lived	2,697	—	2,697
Intangible assets, net		$1,106,450	$(329,516)	$776,934

Amortization expense was $43.1 million and $28.1 million for the three months ended March 31, 2023 and 2022, respectively.

5.Current and Long-term Liabilities
Revolving Line of Credit
On December 20, 2022, the Company entered into a loan and security agreement with Pacific Western Bank and Citizens Bank, as lenders (as amended, the “Credit Agreement”), which provides the Company with a revolving line of credit of up to $125.0 million (the “Revolving Line of Credit”). The Credit Agreement has a maturity date of December 20, 2024 and replaced the Company’s amended and restated loan and security agreement entered into with Pacific Western Bank in October 2016, which provided a revolving line of credit of up to $60.0 million and was terminated in connection with the Company’s entry into the Credit Agreement.

Borrowings under the Credit Agreement bear interest at a variable annual rate equal to the greater of (i) 1.00% above the prime rate then in effect and (ii) 5.00%, and the Credit Agreement requires monthly, interest-only payments on any outstanding borrowings. In addition, the Company is required to pay quarterly in arrears a commitment fee equal to 0.25% per annum of the unused portion of the Revolving Line of Credit. As of March 31, 2023, the Credit Agreement provided a revolving line of credit of up to $125.0 million, and there was no principal outstanding under the Credit Agreement. Net borrowing capacity available from the Credit Agreement as of March 31, 2023 totaled $122.7 million. The Company is also subject to certain affirmative and negative covenants under the Credit Agreement, with which the Company was in compliance with as of March 31, 2023.

Surety Bonds

As of March 31, 2023, the Company has been issued $125.0 million in surety bonds at a combined annual premium cost of 0.5%, which are held for certain regulators’ use and benefit in order for the Company to satisfy state license requirements. There have been no claims against such bonds and the likelihood of future claims is remote.

Convertible Notes and Capped Call Transactions
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
The Convertible Notes are convertible at an initial conversion rate of 10.543 shares of DraftKings Inc.'s Class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $94.85 per share of Class A common stock. The conversion rate is subject to adjustment upon the occurrence of certain specified events and includes a make-whole adjustment upon early conversion in connection with a make-whole fundamental change (as defined in the indenture governing the Convertible Notes).
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
In connection with the pricing of the Convertible Notes and the exercise of the over-allotment option to purchase additional notes, Old DraftKings entered into a privately negotiated capped call transaction (the “Capped Call Transactions”). The Capped Call Transactions have a strike price of $94.85 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Convertible Notes. The Capped Call Transactions have an initial cap price of $135.50 per share, subject to certain adjustments. The Capped Call Transactions are expected generally to reduce potential dilution to the Company’s Class A common stock upon any conversion of Convertible Notes. As the Capped Call Transactions qualify for equity classification, the net cost of $124.0 million incurred in connection with the Capped Call Transactions was recorded as a reduction to additional paid-in capital on the Company’s consolidated balance sheet.
As of March 31, 2023, the Company’s convertible debt balance was $1,251.8 million, net of unamortized debt issuance costs of $13.2 million. Amortization of debt issuance costs was $0.7 million for the three months ended March 31, 2023 and $0.7 million for the three months ended March 31, 2022, which are included in the interest expense line-item on the Company's consolidated statements of operations. Although recorded at amortized cost on the Company’s consolidated balance sheets, the estimated fair value of the Convertible Notes was $883.9 million and $786.5 million as of March 31, 2023 and December 31, 2022, respectively, which was calculated using the estimated or actual bids and offers of the Convertible Notes in an over-the-counter market on the last business day of the period, which is a Level 1 fair value measurement.
Indirect Taxes

Taxation of e-commerce is becoming more prevalent and could negatively affect the Company’s business as it pertains to DFS and its contestants. The ultimate impact of indirect taxes on the Company’s business is uncertain, as is the period required to resolve this uncertainty. The Company’s estimated contingent liability for indirect taxes represents the Company’s best estimate of tax liability in jurisdictions in which the Company believes taxation is probable. The Company frequently reevaluates its tax positions for appropriateness.
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
As of March 31, 2023 and December 31, 2022, the Company’s estimated contingent liability for indirect taxes was $63.6 million and $60.3 million, respectively. The estimated contingent liability for indirect taxes is recorded within other long-term liabilities on the consolidated balance sheets and general and administrative expenses on the condensed consolidated statements of operations.
Warrant Liabilities
As part of the initial public offering of Diamond Eagle Acquisition Corp. ("DEAC") on May 14, 2019 (the “IPO”), DEAC issued 13.3 million warrants each of which entitles the holder to purchase one share of DraftKings Inc.’s Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, DEAC completed the private sale of 6.3 million warrants to DEAC’s sponsor (the “Private Warrants”), each of which entitles the holder to purchase one share of DraftKings Inc.’s Class A common stock at an exercise price of $11.50 per share. As of March 31, 2023 and 2022, there were no Public Warrants outstanding and 1.6 million Private Warrants outstanding. On May 5, 2022, in connection with the consummation of the GNOG Transaction, Old DraftKings entered into an assignment and assumption agreement (the “Old DraftKings Warrant Assignment Agreement”) with DraftKings Inc., Computershare Trust Company, N.A. and Computershare Inc. (together, “Computershare”), pursuant to which Old DraftKings assigned to DraftKings Inc. all of its rights, interests and obligations under the warrant agreement, dated as of May 10, 2019 (the “Old DraftKings Warrant Agreement”), by and between DEAC and Continental Stock Transfer & Trust Company, as warrant agent, as assumed by Old DraftKings and assigned to Computershare by that certain assignment and assumption agreement, dated as of April 23, 2020, governing Old DraftKings’ outstanding Private Warrants, on the terms and conditions set forth in the Old DraftKings Warrant Assignment Agreement. In connection with the consummation of the GNOG Transaction and pursuant to the Old DraftKings Warrant Assignment Agreement, each of the outstanding Private Warrants became exercisable for one share of DraftKings Inc. Class A common stock on the existing terms and conditions, except as otherwise described in the Old DraftKings Warrant Assignment Agreement.

In addition, on May 5, 2022, in connection with the consummation of the GNOG Transaction, the Company assumed an additional 5.9 million warrants, each of which entitled the holder to purchase one share of GNOG’s Class A common stock at an exercise price of $11.50 per share (the “GNOG Private Warrants”). Effective as of the consummation of the GNOG Transaction, each of the outstanding GNOG Private Warrants became exercisable, at an exercise price of $31.50, for 0.365 of a share of DraftKings Inc.’s Class A common stock, or approximately 2.1 million shares of DraftKings Inc.’s Class A common stock in the aggregate, on the existing terms and conditions of such GNOG Private Warrants, except as otherwise described in the assignment and assumption agreement relating to the GNOG Private Warrants entered into on the GNOG Closing Date. As of March 31, 2023, there were 5.9 million GNOG Private Warrants outstanding.

The Company classifies the Public Warrants, the Private Warrants and the GNOG Private Warrants pursuant to ASC 815 as derivative liabilities with subsequent changes in their respective fair values recognized in its consolidated statement of operations at each reporting date. As of March 31, 2023, the fair value of the Company’s warrant liability was $27.7 million. Due to fair value changes throughout the three months ended March 31, 2023 and 2022, the Company recorded a loss on remeasurement of warrant liabilities of $17.0 million and a gain on remeasurement of $12.7 million, respectively. During the three months ended March 31, 2023, no Private Warrants or GNOG Private Warrants were exercised.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value as of March 31, 2023 and December 31, 2022 based on the three-tier fair value hierarchy:

	March 31, 2023
	Level 1		Level 2		Level 3		Total
Assets
Cash equivalents:
Money market funds	$206,939	(1)	$—		$—		$206,939
Other current assets:
Digital assets held for users	—		48,733	(6)	—		48,733
Other non-current assets:
Derivative instruments	—		—		25,287	(4)	25,287
Equity securities	19,075	(2)	13,533	(3)	—		32,608
Total	$226,014		$62,266		$25,287		$313,567

Liabilities
Digital assets held for users	$—		$48,733	(6)	$—		$48,733
Warrant liabilities	—		27,715	(5)	—		27,715
Total	$—		$76,448		$—		$76,448

	December 31, 2022
	Level 1		Level 2		Level 3		Total
Assets
Cash equivalents:
Money market funds	$304,216	(1)	$—		$—		$304,216
Other current assets:
Digital assets held for users	—		38,444	(6)	—		38,444
Other non-current assets:
Derivative instruments	—		—		26,248	(4)	26,248
Equity securities	18,250	(2)	13,533	(3)	—		31,783
Total	$322,466		$51,977		$26,248		$400,691

Liabilities
Digital assets held for users	—		$38,444	(6)	—		$38,444
Warrant liabilities	$—		$10,680	(5)	$—		10,680
Total	$—		$49,124		$—		$49,124

(1)Represents the Company’s money market funds, which are classified as Level 1 because the Company measures the fair value of these assets using quoted market prices.
(2)Represents the Company’s marketable equity securities, which are classified as Level 1 because the Company measures the fair value of these assets using quoted market prices.
(3)Represents the Company’s non-marketable equity securities, which are classified as Level 2 because the Company measures the fair value of these assets using observable inputs for similar investments of the same issuer. The Company has elected the remeasurement alternative for these assets.
(4)Represents the Company’s derivative instruments held in other public and privately held entities. The Company measures the fair value of these derivative instruments using option pricing models and, accordingly, classifies these assets as Level 3. During the three months ended March 31, 2023, there were no new derivative instruments purchased by or issued to the Company. The table below includes a range and an average weighted by relative fair value of the significant unobservable inputs used to measure the fair value of the Level 3 derivative instruments. A change in these significant unobservable inputs might result in a significantly higher or lower fair value measurement at the reporting date.

	March 31, 2023	December 31, 2022
Significant Unobservable Input	Range (Weighted Average)	Range (Weighted Average)
Underlying stock price	$7.63 - $19.80 ($16.95)	$7.30 - $19.80 ($16.53)
Volatility	56.0% - 80.0% (74.8%)	56.0% - 80.0% (74.1%)
Risk-free rate	1.3% - 4.7% (4.2%)	1.3% - 4.3% (4.1%)
(5)The Company measures the fair value of its warrant liabilities using a binomial lattice model or a Black-Scholes model, where appropriate, with the significant assumptions being observable inputs and, accordingly, classifies these liabilities as Level 2.
(6)Represents the asset and liability balance for the digital assets held by the Company for its users, which are classified as Level 2 because the Company measures the fair value of these digital assets using observable inputs for similar transactions.

For the three months ended March 31, 2023 and 2022, the Company recorded $0.1 million and $37.4 million of unrealized gains on its financial assets carried at fair value, respectively. Those unrealized gains are included within other income, net in the condensed consolidated statements of operations.

7.Revenue Recognition
Deferred Revenue

The Company includes deferred revenue within accounts payable and accrued expenses and liabilities to users in the condensed consolidated balance sheets. The deferred revenue balances were as follows:

	Three months ended March 31,
	2023	2022
Deferred revenue, beginning of the period	$133,851	$91,554
Deferred revenue, end of the period	$132,213	$95,402
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$112,426	$51,680

Deferred revenue primarily represents contract liabilities related to the Company’s obligation to transfer future value in relation to in period transactions in which the Company has received consideration. Such obligations are recognized as liabilities when awarded to users and are recognized as revenue when those liabilities are later resolved.

Revenue Disaggregation

Disaggregation of revenue for the three months ended March 31, 2023 and 2022 is as follows:

	Three months ended March 31,
	2023	2022
Online gaming	$735,189	$386,678
Gaming software	8,610	13,495
Other	25,853	17,032
Total Revenue	$769,652	$417,205

Online gaming includes Sportsbook, iGaming and DFS, which have certain similar attributes and patterns of recognition. Sources of other revenue primarily include media, Marketplace and other online consumer products.

8.Stock-Based Compensation
The Company has historically issued three types of stock-based compensation: time-based awards, long-term incentive plan (“LTIP”) awards and performance-based stock compensation plan (“PSP”) awards. Time-based awards are equity awards that tie vesting to length of service with the Company and generally vest over a four-year period in annual and/or quarterly installments. LTIP awards are performance-based equity awards that are used to establish longer-term performance objectives and incentivize management to meet those objectives. PSP awards are performance-based equity awards which establish performance objectives related to one or two particular fiscal years. LTIP awards generally vest when revenue or Adjusted EBITDA targets are achieved amongst other conditions, while PSP awards generally vest upon achievement of revenue and Adjusted EBITDA targets and have a range of payouts amongst other conditions. All stock-based compensation awards expire seven to ten years after the grant date thereof.

The following table shows restricted stock unit (“RSU”) and stock option activity for the three months ended March 31, 2023:

	Time-Based		PSP		LTIP		Total	Weighted Average Exercise Price of Options	Weighted Average FMV of RSUs
	Options	RSUs	Options	RSUs	Options	RSUs
Outstanding at December 31, 2022	12,259	15,273	2,273	13,119	11,152	13,864	67,940	$6.17	$29.64
Granted	600	9,560	—	1,990	—	113	12,263	25.81	17.24
Exercised options / vested RSUs	(530)	(1,700)	(171)	(1,715)	—	(8,342)	(12,458)	3.13	48.49
Change in awards due to performance-based multiplier	—	—	—	1,142	—	—	1,142	—	60.25
Forfeited	—	(369)	—	(55)	—	(41)	(465)	4.53	25.67
Outstanding at March 31, 2023	12,329	22,764	2,102	14,481	11,152	5,594	68,422	$6.71	$21.99

As of March 31, 2023, total unrecognized stock-based compensation expense of $689.8 million related to granted and unvested stock-based compensation arrangements is expected to be recognized over a weighted-average period of 3.1 years. The following table shows stock compensation expense for the three months ended March 31, 2023 and 2022:

	Three months ended March 31, 2023			Three months ended March 31, 2022
	Options	RSUs	Total	Options	RSUs	Total
Time-based (1)	$3,844	$44,807	$48,651	$3,864	$21,786	$25,650
PSP (2)	—	24,015	24,015	—	43,367	43,367
LTIP (2)	—	44,734	44,734	—	118,060	118,060
Total	$3,844	$113,556	$117,400	$3,864	$183,213	$187,077

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

9.Income Taxes
The Company’s provision for income taxes for the three months ended March 31, 2023 and 2022 is as follows:

	Three months ended March 31,
	2023	2022
Income tax provision	$1,368	$469

The effective tax rates for the three months ended March 31, 2023 and 2022 were (0.3)% and (0.1)%, respectively. The difference between the Company’s effective tax rates for the three month periods ended March 31, 2023 and 2022 and the U.S. statutory tax rate of 21% was primarily due to a valuation allowance related to the Company’s deferred tax assets, offset partially by current state tax and current foreign tax. The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all such deferred tax assets will not be realized.

10.Loss Per Share
The computation of loss per share and weighted-average shares of the Company's Class A common stock outstanding for the periods presented are as follows:

	Three months ended March 31,
	2023	2022
Net loss attributable to common stockholders	$(397,148)	$(467,693)
Basic and diluted weighted-average common shares outstanding	455,081	411,066
Loss per share attributable to common stockholders:
Basic and diluted	$(0.87)	$(1.14)

There were no preferred or other dividends declared for the three months ended March 31, 2023. For the periods presented, the following securities were not required to be included in the computation of diluted shares outstanding:

	Three months ended March 31,
	2023	2022
Class A common stock resulting from exercise of all warrants	3,761	1,613
Stock options and RSUs	68,422	53,512
Convertible notes	13,337	13,337
Total	85,520	68,462

11.Related-Party Transactions
Receivables from Equity Method Investment
The Company provides office space and general operational support to DKFS, LLC, an equity-method affiliate. The operational support is primarily in the form of general and administrative services. As of March 31, 2023 and December 31, 2022, the Company had $0.1 million and $0.2 million, respectively, of receivables from DKFS, LLC related to those services and expenses to be reimbursed to the Company, which are included within non-current assets in the consolidated balance sheets. The Company has committed to invest up to $17.5 million into DBDK Venture Fund I, LP, a Delaware limited partnership and a subsidiary of DKFS, LLC. As of March 31, 2023, the Company had invested a total of $6.7 million of the total commitment.
Transactions with a Shareholder and their Immediate Family Members
For the three months ended March 31, 2023 and March 31, 2022, the Company had $0.7 million and $0.6 million in sales, respectively, to entities owned by an immediate family member of a current director of the Company. The Company had an associated accounts receivable balance of $0.3 million and $0.2 million as of March 31, 2023 and December 31, 2022, respectively, included in accounts receivable in its condensed consolidated balance sheets.
Aircraft
In 2022, from time to time, the Company chartered, without mark-up, a private plane owned by an entity controlled by Jason Robins, the Company’s Chief Executive Officer, utilizing aircraft services from Jet Aviation Flight Services, Inc. for the business and personal travel of Mr. Robins and his family. The Company had no direct or indirect interest in such private plane. During the three months ended March 31, 2022, the Company incurred $0.7 million of expense for use of the aircraft under these chartering services. During the three months ended March 31, 2023, the Company incurred no expense for use of the aircraft under these chartering services.

On March 30, 2022, the Company entered into a one-year lease of an aircraft from an entity controlled by Mr. Robins, pursuant to which Mr. Robins’ entity leased the aircraft to the Company for $0.6 million for a one-year period (the “Original Aircraft Lease”). The Company covered all operating, maintenance and other expenses associated with the aircraft. The Original Aircraft Lease expired in accordance with its terms on March 30, 2023, and DraftKings entered into a new one-year lease of such aircraft from an entity controlled by Mr. Robins for $0.6 million and otherwise on terms and conditions substantially the same as the Original Aircraft Lease, effective upon the expiration thereof (collectively with the Original Aircraft Lease, the “Aircraft Leases”). The audit and compensation committees of the Company’s board of directors approved this arrangement, as well as the Aircraft Leases, based, among other things, on the requirements of the overall security program that Mr. Robins and his family fly private and the committees' assessment that such an arrangement is more efficient and flexible and better ensures safety, confidentiality and privacy. During the three months ended March 31, 2023, the Company incurred $0.1 million of expense under the Original Aircraft Lease.

12.Leases, Commitments and Contingencies
Leases
The Company primarily leases corporate office facilities, data centers and motor vehicles under operating lease agreements. Some of the Company’s leases include one or more options to renew. For a majority of our leases, we do not assume renewals in our determination of the lease term as the renewals are not deemed to be reasonably assured. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. As of March 31, 2023, the Company’s lease agreements typically have terms not exceeding ten years.

Payments under the Company’s lease arrangements may be fixed or variable, and variable lease payments primarily represent costs related to common area maintenance and utilities. The components of lease cost are as follows:

	Three months ended March 31,
	2023	2022
Operating lease cost	$5,028	$4,230
Short term lease cost	1,331	1,755
Variable lease cost	1,119	806
Sublease income	(236)	(230)
Total lease cost	$7,242	$6,561

Supplemental cash flow and other information for the three months ended March 31, 2023 and 2022 related to operating leases was as follows:

	Three months ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$3,165	$4,283
Right-of-use assets obtained in exchange for new operating lease liabilities	$366	$619

The weighted-average remaining lease term for the Company's operating leases was 8.3 years, and the weighted-average discount rate for the Company's operating leases was 6.5%, in each case as of March 31, 2023. The Company calculated the weighted-average discount rate using incremental borrowing rates, which equal the rates of interest that it would pay to borrow funds on a fully collateralized basis over a similar term.
Maturity of lease liabilities are as follows:

Years Ending December 31,
From April 1, 2023 to December 31, 2023	$5,240
2024	12,252
2025	11,920
2026	11,660
2027	11,518
Thereafter	40,445
Total undiscounted future cash flows	93,035
Less: Imputed interest	(22,594)
Present value of undiscounted future cash flows	$70,441

Other Contractual Obligations and Contingencies
The Company is a party to several non-cancelable contracts with vendors where the Company is obligated to make future minimum payments under the terms of these contracts as follows:

Years Ending December 31,
From April 1, 2023 to December 31, 2023	$326,823
2024	418,437
2025	327,388
2026	188,672
2027	107,988
Thereafter	247,196
Total	$1,616,504

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
Winview Inc.
On July 7, 2021, Winview Inc., a Delaware corporation, filed suit against the Company in the U.S. District Court for the District of New Jersey, which was subsequently amended on July 28, 2021, alleging that our Sportsbook product offering infringes two patents, our Daily Fantasy Sports product offering infringes one patent, and that our Sportsbook product offering and Daily Fantasy Sports product offering infringe another patent. On November 15, 2021, Winview Inc. filed a second amended complaint (the “SAC”), adding as defendants DK Crown Holdings Inc. and Crown Gaming Inc., a Delaware corporation, which are wholly-owned subsidiaries of the Company. The SAC largely repeats the allegations of the first amended complaint.
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
Securities Matters Related to Allegations in the Hindenburg Report
On July 2, 2021, the first of two substantially similar federal securities law putative class actions was filed in the U.S. District Court for the Southern District of New York against the Company and certain of its officers. The actions alleged violations of Sections 10(b) and 20(a) of the Exchange Act on a behalf of a putative class of persons who purchased or otherwise acquired the Company's stock between December 23, 2019 and June 15, 2021. The allegations related to, among other things, allegedly false and misleading statements and/or failures to disclose information about the Company’s business and prospects, based primarily upon the allegations concerning SBTech that were contained in a report published about the Company on June 15, 2021 by Hindenburg Research (the “Hindenburg Report”). On November 12, 2021, the court consolidated the two actions under the caption In re DraftKings Securities Litigation and appointed a lead plaintiff. The lead plaintiff filed a consolidated amended complaint on January 11, 2022. On January 10, 2023, the court granted the Company's motion to dismiss and final judgment was entered dismissing the action with prejudice.
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
Shareholder Derivative Litigation Related to Allegations in the Hindenburg Report
On October 21, 2021, the first of five substantially similar putative shareholder derivative actions was filed in Nevada by alleged shareholders of the Company. The actions purported to assert claims on behalf of the Company against certain current and former officers and/or members of the board of directors of the Company and DEAC. The two actions filed in the U.S. District Court for the District of Nevada were subsequently consolidated, and two of the actions filed in Nevada state District Court in Clark County likewise were consolidated. A substantially identical fifth action was filed in Nevada state District Court in Clark County and was subsequently dismissed voluntarily by the plaintiff. The same plaintiff filed a substantially identical action in Massachusetts Superior Court, which was also dismissed voluntarily by the plaintiff. The Nevada actions purported to assert claims on behalf of the Company for, among other things, breach of fiduciary duty and corporate waste based primarily upon the allegations concerning SBTech that were contained in the Hindenburg Report. The federal court action in Nevada also contended that certain individuals are liable to the Company for any adverse judgment in the federal securities class actions described above under Sections 10(b) and 21D of the Exchange Act. The Nevada actions sought unspecified compensatory damages, changes to corporate governance and internal procedures, equitable and injunctive relief, restitution, costs and attorney’s fees. The Nevada actions were voluntarily dismissed without prejudice by the plaintiffs in state court on February 27, 2023 and in federal court on March 3, 2023.
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
The Company intends to vigorously defend this suit. Any adverse outcome in this matter could subject the Company to substantial damages and it could be restricted from offering DFS contests in Florida. The Company cannot provide any assurance as to the outcome of this matter.
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
The Company intends to vigorously defend this case. Any adverse outcome in this matter could subject the Company to substantial damages and/or require alterations to the Company’s business. The Company cannot provide any assurance as to the outcome of this matter.
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
Matter Related to DraftKings Marketplace
On March 9, 2023, a putative class action was filed in Massachusetts federal court by alleged purchasers of non-fungible tokens (“NFTs”) on the DraftKings Marketplace (“DK Marketplace”). The complaint asserts claims for violations of federal and state securities laws against the Company and three of its officers on the grounds that, among other things, the NFTs that are sold and traded on the DK Marketplace allegedly constitute securities that were not registered with the SEC in accordance with federal and Massachusetts law, and that the DK Marketplace is a securities exchange that is not registered in accordance with federal and Massachusetts law. Based on these allegations, plaintiff brings claims seeking rescissory damages and other relief on behalf of himself and a putative class of persons who purchased NFTs on the DK Marketplace between August 11, 2021 and the present.
The Company intends to vigorously defend this matter. Any adverse outcome in this matter could subject the Company to substantial damages and/or require alterations to the Company’s business. The Company cannot provide any assurance as to the outcome of this matter.
The Company cannot predict with any degree of certainty the outcome of this matter or determine the extent of any potential liability or damages. The Company also cannot provide an estimate of the possible loss or range of loss. Any adverse outcome in this matter could expose the Company to substantial damages or penalties that may have a material adverse impact on the Company’s operations and cash flows.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on February 17, 2023 (the "2022 Annual Report").

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

Cautionary Statement Regarding Forward-Looking Statements
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
•market and global conditions and economic factors beyond our control, including the potential adverse effects of the global coronavirus (“COVID-19”) pandemic (or the emergence of additional variants or strains thereof), as well as the potential impact of general economic conditions, including inflation, rising interest rates and instability in the banking system, on our liquidity, operations and personnel;
•significant competition and competitive pressures from other companies worldwide in the industries in which we operate;
•our ability to raise financing in the future;
•our success in retaining or recruiting officers, key employees or directors; and
•litigation and the ability to adequately protect our intellectual property rights.

These risks and other factors include those set forth under the caption “Risk Factors” in our 2022 Annual Report. Due to the uncertain nature of these factors, management cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any of these statements to reflect events or circumstances occurring after the date of this Report, except as required by applicable law. New factors may emerge, and it is not possible to predict all factors that may affect our business and prospects.
 Our Business
We are a digital sports entertainment and gaming company that provides users with online sports betting (“Sportsbook”), online casino (“iGaming”) and daily fantasy sports (“DFS”) product offerings, as well as DraftKings Marketplace ("Marketplace"), retail sportsbook, media and other consumer product offerings. We are also involved in the design and development of sports betting and casino gaming software for online and retail sportsbooks and iGaming operators.

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
Our path to profitability is based on the acceleration of positive contribution profit growth driven by increased revenue and gross profit generation from ongoing efficient customer acquisition enabled by the transition from local to regional to national advertising, strong customer retention, improved monetization from increased frequency of customer play and higher hold percentage, as well as scale benefits from investments in our product offerings and technology and general and administrative functions. On a consolidated Adjusted EBITDA basis, we expect to achieve profitability when total contribution profit exceeds the fixed costs of our business, which depends, in part, on the percentage of the U.S. adult population that has access to our product offerings and the other factors summarized in the section entitled “Cautionary Statement Regarding Forward-Looking Statements”.
Financial Highlights and Trends
The following table sets forth a summary of our financial results for the periods indicated:

	Three months ended March 31,
(amounts in thousands)	2023	2022
Revenue	$769,652	$417,205
Net Loss	(397,148)	(467,693)
Adjusted EBITDA (1)	(221,611)	(289,509)

(1)Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Information” below for additional information about this measure and a reconciliation of this measure to the most directly comparable financial measure calculated in accordance with U.S. GAAP.

Revenue increased by $352.4 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to the strong performance of our Sportsbook and iGaming product offerings as a result of robust customer acquisition and retention, the successful launches of those product offerings in additional jurisdictions and reduced promotional intensity.

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

The chart below presents our average MUPs for the three months ended March 31, 2022 and 2023:

Average Monthly Unique Payers
(in millions)
3
2
1
0
2.0
2.8
Q1 2022
Q1 2023

Average Revenue per MUP (“ARPMUP”). We define and calculate ARPMUP as the average monthly revenue, excluding revenue from gaming software services, for a reporting period, divided by the average number of MUPs for the same period. ARPMUP is a key indicator of our ability to drive usage and monetization of our product offerings. The chart below presents our ARPMUP for the three months ended March 31, 2022 and 2023:

Average Revenue per Monthly Unique Payer
(in whole dollars)
$67
$92
Q1 2022
Q1 2023

The increase in MUPs for the three months ended March 31, 2023, compared to the same period in 2022, primarily reflects strong unique payer retention and acquisition across our Sportsbook and iGaming products as well as the expansion of our Sportsbook and iGaming products into new states, partially offset by a decline in DFS MUPs.
ARPMUP increased in the three months ended March 31, 2023, compared to the same period in 2022, primarily due to structural improvement in our Sportsbook hold rates and reduced promotional intensity.

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

Adjusted EBITDA
The table below presents our Adjusted EBITDA reconciled to our net loss, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP, for the periods indicated:

	Three months ended March 31,
(amounts in thousands)	2023	2022
Net loss	$(397,148)	$(467,693)
Adjusted for:
Depreciation and amortization (1)	48,213	32,225
Interest income, net	(11,140)	(148)
Income tax provision	1,368	469
Stock-based compensation (2)	117,400	187,077
Transaction-related costs (3)	—	3,774
Litigation, settlement, and related costs (4)	2,563	1,950
Advocacy and other related legal expenses (5)	—	—
Loss (gain) on remeasurement of warrant liabilities	17,035	(12,681)
Other non-recurring costs and non-operating (income) costs (6)	98	(34,482)
Adjusted EBITDA	$(221,611)	$(289,509)

(1)The amounts include the amortization of acquired intangible assets of $29.8 million and $19.2 million for the three months ended March 31, 2023 and 2022, respectively.
(2)Reflects stock-based compensation expenses resulting from the issuance of awards under incentive plans.
(3)Includes capital markets advisory, consulting, accounting and legal expenses related to evaluation, negotiation and integration costs incurred in connection with pending or completed transactions and offerings, including costs relating to the GNOG Transaction in 2022.
(4)Primarily includes external legal costs related to litigation and litigation settlement costs deemed unrelated to our core business operations.
(5)Reflects non-recurring and non-ordinary course costs relating to advocacy efforts and other legal expenses in jurisdictions where we do not operate certain product offerings and are actively seeking licensure, or similar approval, for those product offerings. For the three months ended March 31, 2023 and 2022, we did not incur any such costs. This adjustment excludes (i) costs relating to advocacy efforts and other legal expenses in jurisdictions where we do not operate that are incurred in the ordinary course of business and (ii) costs relating to advocacy efforts and other legal expenses incurred in jurisdictions where related legislation has been passed and we currently operate.
(6)Primarily includes the change in fair value of certain financial assets, as well as our equity method share of the investee’s losses and other costs relating to non-recurring and non-operating items.

Due to the timing of the consummation of the GNOG Transaction, the above periods, to the extent applicable, exclude GNOG’s operations prior to the GNOG Closing Date of May 5, 2022.

Results of Operations
Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
The following table sets forth a summary of our consolidated results of operations for the interim periods indicated, and the changes between periods:

	Three months ended March 31,
(amounts in thousands, except percentages)	2023	2022	$ Change	% Change
Revenue	$769,652	$417,205	$352,447	84.5%
Cost of revenue	521,740	313,379	(208,361)	(66.5)%
Sales and marketing	389,133	321,452	(67,681)	(21.1)%
Product and technology	88,088	81,352	(6,736)	(8.3)%
General and administrative	160,476	216,606	56,130	25.9%
Loss from operations	(389,785)	(515,584)	125,799	24.4%
Interest income, net	11,140	148	10,992	7,427.0%
(Loss) gain on remeasurement of warrant liabilities	(17,035)	12,681	(29,716)	234.3%
Other income, net	19	37,882	(37,863)	100.0%
Loss before income tax provision and loss from equity method investment	(395,661)	(464,873)	69,212	14.9%
Income tax provision	1,368	469	(899)	191.7%
Loss from equity method investment	119	2,351	2,232	94.9%
Net loss	$(397,148)	$(467,693)	$70,545	15.1%

Revenue. Revenue increased $352.4 million, or 84.5%, to $769.7 million in the three months ended March 31, 2023, from $417.2 million in the three months ended March 31, 2022. The increase was primarily attributable to our online gaming revenues, which increased $348.5 million, or 90.1%, to $735.2 million in the three months ended March 31, 2023, from $386.7 million in the three months ended March 31, 2022, primarily due to MUPs increasing by 39.2% and ARPMUP increasing by 35.4%, in each case, as compared to the three months ended March 31, 2022. MUPs and ARPMUP increased primarily due to strong player retention and acquisition across our Sportsbook and iGaming product offerings, as well as the expansion of our Sportsbook and iGaming product offerings into new jurisdictions, structural improvement in our Sportsbook hold rate and reduced promotional intensity.

Cost of Revenue. Cost of revenue increased $208.4 million, or 66.5%, to $521.7 million in the three months ended March 31, 2023, from $313.4 million in the three months ended March 31, 2022. Our online gaming product offerings accounted for substantially all of this increase, reflecting growth in revenue from our expanded product and jurisdictional footprint, including the launch of our Sportsbook product offering in Kansas, Maryland, Massachusetts, Ohio and Ontario, Canada and the launch of our iGaming product offering in Ontario, Canada since March 31, 2022. In particular, the cost of revenue increase was primarily attributable to an increase in our variable expenses, such as product taxes and payment processing fees which increased $123.9 million and $22.2 million, respectively. The remaining increase was primarily attributable to an increase in our variable platform costs and revenue share arrangements resulting from additional customer activity.

Cost of revenue as a percentage of revenue decreased by 7.3 percentage points to 67.8% in the three months ended March 31, 2023, as compared to 75.1% in the three months ended March 31, 2022, reflecting, in part, structural improvement in our Sportsbook hold rate and reduced promotional intensity, partially offset by a change in revenue mix from our more mature DFS product offering to our Sportsbook and iGaming product offerings, which in general, produce revenue at a higher cost per revenue dollar relative to our more mature DFS product offering.

Sales and Marketing. Sales and marketing expense increased $67.7 million, or 21.1%, to $389.1 million in the three months ended March 31, 2023, from $321.5 million in the three months ended March 31, 2022. The increase was primarily attributable to an increase of $42.2 million from activities to acquire and retain players in new jurisdictions that we operate in, such as marketing costs, including advertising and the development of marketing campaigns.

Product and Technology. Product and technology expense increased $6.7 million, or 8.3%, to $88.1 million in the three months ended March 31, 2023, from $81.4 million in the three months ended March 31, 2022. The increase primarily reflects additions to our product operations and engineering headcount.

General and Administrative. General and administrative expense decreased $56.1 million, or 25.9%, to $160.5 million in the three months ended March 31, 2023, from $216.6 million in the three months ended March 31, 2022. This decrease was primarily driven by a reduction in stock-based compensation expense of $66.3 million, partially offset by an increase in cash-based compensation expense due to an increase in headcount.

(Loss) Gain on Remeasurement of Warrant Liabilities. We recorded a loss on remeasurement of warrant liabilities of $17.0 million in the three months ended March 31, 2023, compared to a gain of $12.7 million in the three months ended March 31, 2022 primarily due to changes in the underlying share price of our Class A common stock.
Other Income, Net. We had de minimis other income in the three months ended March 31, 2023, as compared to $37.9 million in the three months ended March 31, 2022. This decrease was primarily attributable to a change in the fair value of certain financial assets.
Net Loss. Net loss decreased by $70.5 million to $397.1 million in the three months ended March 31, 2023, as compared to a net loss of $467.7 million in the three months ended March 31, 2022, for the reasons discussed above.
Liquidity and Capital Resources
We had $1.1 billion in cash and cash equivalents as of March 31, 2023 (excluding player cash, which we segregate from our operating cash balances on behalf of our paid users for all jurisdictions and product offerings). We believe our cash on hand is sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months. We will continue to evaluate our long-term operating performance and cash needs and believe we are well positioned to continue to fund the operations of our business long-term.
Debt. In March 2021, we issued zero-coupon convertible senior notes in an aggregate principal amount of $1,265.0 million (the “Convertible Notes”). The Convertible Notes mature on March 15, 2028, subject to earlier conversion, redemption or repurchase. In connection with the pricing of the Convertible Notes and the exercise of the option to purchase additional Convertible Notes, we entered into privately negotiated capped call transactions (the “Capped Call Transactions”). The Capped Call Transactions are expected generally to reduce potential dilution to DraftKings Inc.’s Class A common stock upon any conversion of the Convertible Notes. The net cost of $124.0 million incurred to enter into the Capped Call Transactions was recorded as a reduction to additional paid-in capital on the Company’s consolidated balance sheet. As of March 31, 2023, the Convertible Notes, net of issuance costs, balance was $1,251.8 million.
Leases. We have lease arrangements for certain corporate office facilities, data centers, and motor vehicles. As of March 31, 2023, the Company had lease obligations of $70.4 million, with $4.0 million payable within 12 months.
Other Purchase Obligations. We have certain non-cancelable contracts with vendors, licensors and others requiring us to make future cash payments. As of March 31, 2023, these purchase obligations were $1,616.5 million, with $326.8 million payable in the remainder of 2023.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
(amounts in thousands)	2023	2022
Net cash used in operating activities	$(201,492)	$(356,718)
Net cash used in investing activities	(27,564)	(23,065)
Net cash used in financing activities	(25,166)	(12,313)
Net decrease in cash and cash equivalents and restricted cash	(254,222)	(392,096)
Cash and cash equivalents and restricted cash at beginning of period	1,778,825	2,629,842
Cash and cash equivalents and restricted cash at end of period	$1,524,603	$2,237,746
Operating Activities. Net cash used in operating activities in the three months ended March 31, 2023 decreased $155.2 million to $201.5 million, compared to $356.7 million in the three months ended March 31, 2022, mainly reflecting an improved net loss, net of non-cash items, of $81.5 million, as well as a cash in-flow from changes in operating assets and liabilities of $13.1 million compared to an outflow of $60.7 million in the three months ended March 31, 2022, primarily due to improved collection of accounts receivable and timing of payments.

Investing Activities. Net cash used in investing activities during the three months ended March 31, 2023 increased by $4.5 million to $27.6 million from $23.1 million during the same period in 2022, mainly reflecting an increase in cash paid for internally developed software costs.
Financing Activities. Net cash used in financing activities during the three months ended March 31, 2023 increased by $12.9 million to $25.2 million from $12.3 million during the same period in 2022, primarily reflecting purchases of treasury stock related to the satisfaction of withholding taxes due upon the vesting of restricted stock units.

Commitments and Contingencies
Refer to Note 12 of our unaudited condensed consolidated financial statements included elsewhere in this Report for a summary of our commitments as of March 31, 2023.
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
During the three months ended March 31, 2023, there were no changes to the critical accounting estimates discussed in the 2022 Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in our exposure to market risk during the three months ended March 31, 2023. Refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the 2022 Annual Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

On June 17, 2020, we filed petitions for inter partes review with the Patent Trial and Appeal Board (the “PTAB”) challenging the validity of each of the IG Patents. The PTAB instituted review for the ‘901 Patent, the ‘231 Patent, and the ‘967 Patent but denied institution for the ‘302 Patent. On February 5, 2021, we filed a request for rehearing regarding the decision on the ‘302 Patent, which was denied by the PTAB on March 2, 2021. On October 13, 2021, the PTAB heard oral argument on the ’901 Patent, the ’231 Patent, and the ’967 Patent. On January 4, 2022, the PTAB issued a final written decision finding all challenged claims of the ’901 Patent, the ’231 Patent, and the ’967 Patent unpatentable. On March 8, 2022, IG appealed the final written decisions for all three instituted inter partes reviews. On April 19, 2022, IG moved to voluntarily dismiss the appeal for the inter partes review related to the ’901 Patent, which was granted on April 20, 2022. On July 15, 2022, IG filed its opening briefs in the appeals of the inter partes reviews for the ’231 Patent and ’967 Patent. On October 5, 2022, we filed our responsive briefs in the appeals of the IPRs related to the ’231 Patent and ’967 Patent. On November 23, 2022, IG filed its reply briefs in the appeals of the IPRs related to the ’231 Patent and ’967 Patent. Oral argument for both appeals has been set for June 7, 2023. The District Court litigation remains stayed pending resolution of all appeals from the inter partes reviews.

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

On November 15, 2021, Winview filed a second amended complaint (the “SAC”), adding as defendants DK Crown Holdings Inc. and Crown Gaming Inc., a Delaware corporation, which are wholly-owned subsidiaries of the Company. The SAC, among other allegations, repeats the allegations of the first amended complaint that the defendants infringe the ’243 Patent, the ’543 Patent, the ’730 Patent, and the ’988 Patent. On December 15, 2021, the Company filed its motion to dismiss the SAC, again arguing that Winview failed to state a claim for direct infringement of the ’543 Patent and the ’730 Patent, and for willful, induced, and contributory infringement for all four asserted patents. Winview filed its memorandum in opposition to the motion to dismiss on January 24, 2022, and the Company filed its reply brief to Winview’s opposition on January 31, 2022. On August 3, 2022, we filed a petition for inter partes review with the PTAB challenging the validity of the ‘243 Patent. On September 20, 2022, the court entered an order staying the pending motion to dismiss and staying all discovery pending final resolution of the petition for inter partes review through a final written decision. On January 31, 2023, the PTAB granted institution of the inter partes review, and it is expected to issue a final written decision by January 31, 2024. On February 15, 2023, the District Court administratively terminated the lawsuit pending the PTAB’s final written decision.

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

Securities Matters Related to Allegations in the Hindenburg Report

On July 2, 2021, the first of two substantially similar federal securities law putative class actions was filed in the U.S. District Court for the Southern District of New York against the Company and certain of its officers. The actions alleged violations of Sections 10(b) and 20(a) of the Exchange Act on a behalf of a putative class of persons who purchased or otherwise acquired the Company's stock between December 23, 2019 and June 15, 2021. The allegations related to, among other things, allegedly false and misleading statements and/or failures to disclose information about the Company’s business and prospects, based primarily upon the allegations concerning SBTech that were contained in a report published about the Company on June 15, 2021 by Hindenburg Research (the “Hindenburg Report”). On November 12, 2021, the court consolidated the two actions under the caption In re DraftKings Securities Litigation and appointed a lead plaintiff. The lead plaintiff filed a consolidated amended complaint on January 11, 2022. On February 22, 2022, defendants filed a motion seeking dismissal of this action, and in response, the lead plaintiff filed a second amended complaint on April 5, 2022. On April 26, 2022, defendants again filed a motion seeking dismissal of this action. On January 10, 2023, the court granted the motion to dismiss and final judgment was entered dismissing the action with prejudice.

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

Shareholder Derivative Litigation Related to Allegations in the Hindenburg Report

On October 21, 2021, the first of five substantially similar putative shareholder derivative actions was filed in Nevada by alleged shareholders of the Company. The actions purported to assert claims on behalf of the Company against certain current and former officers and/or members of the board of directors of the Company and DEAC. The two actions filed in the U.S. District Court for the District of Nevada were subsequently consolidated, and two of the actions filed in Nevada state District Court in Clark County likewise were consolidated. A substantially identical fifth action was filed in Nevada state District Court in Clark County and was subsequently dismissed voluntarily by the plaintiff. The same plaintiff filed a substantially identical action in Massachusetts Superior Court, which was also dismissed voluntarily by the plaintiff. The Nevada actions purported to assert claims on behalf of the Company for, among other things, breach of fiduciary duty and corporate waste based primarily upon the allegations concerning SBTech that were contained in the Hindenburg Report. The federal court action in Nevada also contended that certain individuals are liable to the Company for any adverse judgment in the federal securities class actions described above under Sections 10(b) and 21D of the Exchange Act. The Nevada actions sought unspecified compensatory damages, changes to corporate governance and internal procedures, equitable and injunctive relief, restitution, costs and attorney’s fees. The Nevada actions were voluntarily dismissed without prejudice by the plaintiffs in state court on February 27, 2023 and in federal court on March 3, 2023.

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

On September 9, 2022, two similar putative class actions were filed in the Delaware Court of Chancery against former directors of GNOG Inc. and its former controlling stockholder, one of which also names the Company and Jefferies Financial Group, Inc. as defendants. These pending actions in Delaware assert substantially similar claims on behalf of a putative class of former minority stockholders of GNOG Inc. alleging that certain former officers and directors of GNOG Inc. and its former controlling stockholder (Tilman Fertitta) breached their fiduciary duties to minority stockholders of GNOG Inc. in connection with the GNOG Transaction, and one of the actions also alleges that the Company and Jefferies Financial Group, Inc. aided and abetted the alleged breaches of fiduciary duty. On October 12, 2022, the Delaware Court of Chancery consolidated these two actions under the caption In re Golden Nugget Online Gaming, Inc. Stockholders Litigation. On October 29, 2022, the court appointed co-lead plaintiffs in the consolidated action. On November 3, 2022, co-lead plaintiffs designated an operative complaint in the consolidated action. On January 13, 2023, defendants filed a motion seeking dismissal of the action. On March 1, 2023, co-lead plaintiffs filed their opposition to defendants motion to dismiss. On April 3, 2023, defendants filed their reply brief in further support of their motion. The motion to dismiss remains pending.

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

Between August 22, 2022 and August 30, 2022, the Company filed petitions for inter partes review with the Patent Trial and Appeal Board challenging the validity of each of the Arrow Gaming Patents. On March 14, 2023, the PTAB granted institution of all inter partes review petitions, and it is expected to issue final written decisions by March 14, 2024. On April 3, 2023, the District Court administratively terminated the lawsuit pending the PTAB’s final written decisions.

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

The Company filed its motion to dismiss plaintiff’s complaint on February 9, 2022. On April 7, 2022, Plaintiff filed its opposition to the Company's motion to dismiss, and on April 25, 2022, the Company filed its reply thereto. On September 7, 2022, the Company's motion to dismiss the complaint was granted. On September 22, 2022, Beteiro filed its notice to appeal the ruling on the motion to dismiss. On October 5, 2022, Beteiro filed a motion for reconsideration of the ruling on the motion to dismiss at the District Court, which was denied by the District Court on November 2, 2022. On March 9, 2023, Beteiro filed its opening appellate brief. DraftKings’ responsive brief is due on June 2, 2023.

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

The Company filed its motion to dismiss the Amended Complaint on February 22, 2022. On March 15, 2022, plaintiffs filed their opposition to the Company's motion to dismiss, and on March 29, 2022, the Company's filed its reply thereto. On March 25, 2022, a scheduling order was entered in which, among other things, trial was scheduled for January 13, 2025. On July 18, 2022, Magistrate Judge Burke issued a report and recommendation (the “Report and Recommendation”) that the motion to dismiss be granted-in-part and denied-in-part. The Company and Colossus each filed their objections to the Report and Recommendation on August 1, 2022. On August 26, 2022, District Court Judge Noreika overruled both parties’ respective objections and adopted the Report and Recommendation of Magistrate Judge Burke regarding the motion to dismiss. On December 27, 2022, the Company filed an Answer to the Amended Complaint, including certain affirmative defenses. On January 17, 2023, Colossus filed a motion to strike the affirmative defense of unenforceability from the Company’s Answer. On February 7, 2023, the Company filed an Amended Answer and Counterclaims to the Amended Complaint, and also filed a response to Colossus’ motion to strike. On February 28, 2023, Colossus filed another motion to strike DraftKings’ inequitable conduct affirmative defense and counterclaim. DraftKings filed its responsive brief on March 28, 2023. Colossus filed its reply brief on April 11, 2023. A hearing has been set for the motion to strike on June 6, 2023.

Between November 29, 2022, and February 7, 2023, the Company filed petitions for inter partes review with the PTAB challenging the validity of the Colossus Patents.

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

The Company intends to vigorously defend this suit. Any adverse outcome in this matter could subject the Company to substantial damages and it could be restricted from offering DFS contests in Florida. The Company cannot provide any assurance as to the outcome of this matter.

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

On April 14, 2023 the court granted plaintiff’s motion to file an Amended Complaint on or before May 8, 2023 and extended the time for DraftKings to respond to May 15, 2023.

The Company intends to vigorously defend this case. Any adverse outcome in this matter could subject the Company to substantial damages and /or require alterations to the Company’s business. The Company cannot provide any assurance as to the outcome of this matter.

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

Matter Related to DraftKings Marketplace

On March 9, 2023, a putative class action was filed in Massachusetts federal court by an alleged purchaser of non-fungible tokens (“NFTs”) on the DraftKings Marketplace (“DK Marketplace”). The complaint asserts claims for violations of federal and state securities laws against the Company and three of its officers on the grounds that, among other things, the NFTs that are sold and traded on the DK Marketplace allegedly constitute securities that were not registered with the SEC in accordance with federal and Massachusetts law, and that the DK Marketplace is a securities exchange that is not registered in accordance with federal and Massachusetts law. Based on these allegations, plaintiff brings claims seeking rescissory damages and other relief on behalf of himself and a putative class of persons who purchased NFTs on the DK Marketplace between August 11, 2021 and the present.

The Company intends to vigorously defend this matter. Any adverse outcome in this matter could subject the Company to substantial damages and/or require alterations to the Company’s business. The Company cannot provide any assurance as to the outcome of this matter.

The Company cannot predict with any degree of certainty the outcome of this matter or determine the extent of any potential liability or damages. The Company also cannot provide an estimate of the possible loss or range of loss. Any adverse outcome in this matter could expose the Company to substantial damages or penalties that may have a material adverse impact on the Company’s operations and cash flows.

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

Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Report are any of the risks described in the 2022 Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Report:

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
Date: May 5, 2023
	By:	/s/ Jason K. Park
Name: Jason K. Park
Title: Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Erik Bradbury
Name: Erik Bradbury
Title: Chief Accounting Officer
(Principal Accounting Officer)