Form 10-Q
period 2023-06-30
DraftKings Inc.
filed 2023-08-04
CIK 1883685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2023, there were 463,974,787 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 393,013,951 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

DraftKings Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2023

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements.
DRAFTKINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	June 30, 2023
	(Unaudited)	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,113,715	$1,309,172
Cash reserved for users	381,097	469,653
Receivables reserved for users	109,153	160,083
Accounts receivable	32,401	51,097
Prepaid expenses and other current assets	82,655	94,836
Total current assets	1,719,021	2,084,841
Property and equipment, net	59,934	60,102
Intangible assets, net	734,633	776,934
Goodwill	886,373	886,373
Operating lease right-of-use assets	58,349	65,957
Equity method investment	9,638	10,080
Deposits and other non-current assets	138,316	155,865
Total assets	$3,606,264	$4,040,152

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$436,265	$517,587
Liabilities to users	600,146	686,173
Operating lease liabilities, current portion	3,305	4,253
Other current liabilities	37,520	38,444
Total current liabilities	1,077,236	1,246,457
Convertible notes, net of issuance costs	1,252,420	1,251,103
Non-current operating lease liabilities	64,418	69,332
Warrant liabilities	46,286	10,680
Long-term income tax liability	69,283	69,858
Other long-term liabilities	78,130	70,029
Total liabilities	$2,587,773	$2,717,459
Commitments and contingent liabilities (Note 12)

Stockholders' equity:
Class A common stock, $0.0001 par value; 900,000 shares authorized as of June 30, 2023 and December 31, 2022; 473,933 and 459,265 shares issued and 463,257 and 450,575 outstanding as of June 30, 2023 and December 31, 2022, respectively	$46	$45
Class B common stock, $0.0001 par value; 900,000 shares authorized as of June 30, 2023 and December 31, 2022; 393,014 shares issued and outstanding as of June 30, 2023 and December 31, 2022	39	39
Treasury stock, at cost; 10,676 and 8,690 shares as of June 30, 2023 and December 31, 2022, respectively	(373,317)	(332,133)
Additional paid-in capital	6,961,454	6,750,055
Accumulated deficit	(5,606,219)	(5,131,801)
Accumulated other comprehensive income	36,488	36,488
Total stockholders’ equity	$1,018,491	$1,322,693
Total liabilities and stockholders’ equity	$3,606,264	$4,040,152
See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except loss per share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue	$874,927	$466,185	$1,644,579	$883,390
Cost of revenue	510,323	312,767	1,032,063	626,146
Sales and marketing	207,487	197,529	596,620	518,981
Product and technology	89,906	77,202	177,994	158,554
General and administrative	136,256	187,609	296,732	404,215
Loss from operations	(69,045)	(308,922)	(458,830)	(824,506)
Other income (expense):
Interest income	13,411	2,590	25,206	3,391
Interest expense	(666)	(661)	(1,321)	(1,314)
(Loss) gain on remeasurement of warrant liabilities	(20,041)	14,315	(37,076)	26,996
Other income (expense), net	45	(5,573)	64	32,309
Loss before income tax provision and loss from equity method investment	(76,296)	(298,251)	(471,957)	(763,124)
Income tax provision (benefit)	651	(81,226)	2,019	(80,757)
Loss from equity method investment	323	78	442	2,429
Net loss attributable to common stockholders	$(77,270)	$(217,103)	$(474,418)	$(684,796)

Loss per share attributable to common stockholders:
Basic and diluted	$(0.17)	$(0.50)	$(1.03)	$(1.61)
See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock Amount	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2022	450,575	$45	393,014	$39	$6,750,055	$(5,131,801)	$36,488	$(332,133)	$1,322,693
Exercise of stock options	701	—	—	—	2,192	—	—	—	2,192
Stock-based compensation expense	—	—	—	—	117,400	—	—	—	117,400
Purchase of treasury stock	(1,399)	—	—	—	—	—	—	(27,358)	(27,358)
Restricted stock unit vesting	11,757	1	—	—	—	—	—	—	1
Net loss	—	—	—	—	—	(397,148)	—	—	(397,148)
Balances at March 31, 2023	461,634	$46	393,014	$39	$6,869,647	$(5,528,949)	$36,488	$(359,491)	$1,017,780
Exercise of stock options	284	—	—	—	1,144	—	—	—	1,144
Stock-based compensation expense	—	—	—	—	89,193	—	—	—	89,193
Shares issued for exercise of warrants	62	—	—	—	1,470	—	—	—	1,470
Purchase of treasury stock	(587)	—	—	—	—	—	—	(13,826)	(13,826)
Restricted stock unit vesting	1,864	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(77,270)	—	—	(77,270)
Balances at June 30, 2023	463,257	$46	393,014	$39	$6,961,454	$(5,606,219)	$36,488	$(373,317)	$1,018,491

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock Amount	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2021	407,781	$41	393,014	$39	$5,702,388	$(3,753,814)	$36,488	$(306,614)	$1,678,528
Exercise of stock options	913	—	—	—	1,770	—	—	—	1,770
Stock-based compensation expense	—	—	—	—	187,077	—	—	—	187,077
Purchase of treasury stock	(793)	—	—	—	—	—	—	(14,083)	(14,083)
Restricted stock unit vesting	9,327	1	—	—	—	—	—	—	1
Net loss	—	—	—	—	—	(467,693)	—	—	(467,693)
Balances at March 31, 2022	417,228	$42	393,014	$39	$5,891,235	$(4,221,507)	$36,488	$(320,697)	$1,385,600
Exercise of stock options	902	—	—	—	3,131	—	—	—	3,131
Stock-based compensation expense	—	—	—	—	135,521	—	—	—	135,521
Equity consideration issued for acquisition	29,252	3	—	—	460,125	—	—	—	460,128
Shares issued for exercise of warrants	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	(254)	—	—	—	—	—	—	(3,393)	(3,393)
Restricted stock unit vesting	894	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(217,103)	—	—	(217,103)
Balances at June 30, 2022	448,022	$45	393,014	$39	$6,490,012	$(4,438,610)	$36,488	$(324,090)	$1,763,884

See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Six months ended June 30,
	2023	2022
Operating Activities:
Net loss	$(474,418)	$(684,796)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	96,477	74,540
Non-cash interest (income) expense, net	(378)	931
Stock-based compensation expense	206,593	322,598
Loss from equity method investment	442	2,429
Loss (gain) on remeasurement of warrant liabilities	37,076	(26,996)
Loss (gain) on marketable equity securities and other financial assets	75	(31,808)
Deferred income taxes	1,993	(76,656)
Other expenses, net	(3,349)	(2,667)
Change in operating assets and liabilities, net of business combinations:
Receivables reserved for users	50,930	(2,057)
Accounts receivable	19,296	9,765
Prepaid expenses and other current assets	11,257	(47,574)
Deposits and other non-current assets	(6,237)	(135)
Operating leases, net	1,457	240
Accounts payable and accrued expenses	(79,933)	(15,659)
Liabilities to users	(86,027)	(51,195)
Long-term income tax liability	(575)	(5,266)
Other long-term liabilities	6,108	5,003
Net cash flows used in operating activities	$(219,213)	$(529,303)
Investing Activities:
Purchases of property and equipment	(9,649)	(14,457)
Cash paid for internally developed software costs	(39,287)	(29,419)
Acquisition of gaming licenses	(1,959)	(3,388)
Proceeds from marketable equity securities and other financial assets	24,425	—
Cash paid for acquisition, net of cash acquired	—	(96,507)
Other investing activities, net	(482)	(3,697)
Net cash flows used in investing activities	$(26,952)	$(147,468)
Financing Activities:
Proceeds from shares issued for warrants	—	44
Purchase of treasury stock	(41,184)	(17,476)
Proceeds from exercise of stock options	3,336	4,901
Net cash flows used in financing activities	$(37,848)	$(12,531)
Net decrease in cash and cash equivalents and restricted cash	(284,013)	(689,302)
Cash and cash equivalents and restricted cash at the beginning of period	1,778,825	2,629,842
Cash and cash equivalents and restricted cash, end of period	$1,494,812	$1,940,540

Disclosure of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,113,715	$1,514,371
Cash reserved for users	381,097	426,169
Total cash, cash equivalents and restricted cash, end of period	$1,494,812	$1,940,540

Supplemental Disclosure of Noncash Investing and Financing Activities:
Equity consideration issued for acquisitions	$—	$460
Investing activities included in changes in accounts payable and accrued expenses	$637	$9,425
Decrease of warrant liabilities from cashless exercise of warrants	$1,470	$—
Supplemental Disclosure of Cash Activities:
Decrease in cash reserved for users	$88,556	$50,781
Cash paid for interest	$—	$—
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
In May 2018, the Supreme Court (the “Court”) struck down on constitutional grounds the Professional and Amateur Sports Protection Act of 1992, a law that prohibited most states from authorizing and regulating sports betting. Since the Court’s decision, many states have legalized sports betting. As of June 30, 2023, 34 U.S. states, the District of Columbia and Puerto Rico have legalized some form of sports betting. Of those 36 legal jurisdictions, 28 have legalized online sports betting. Of those 28 jurisdictions, 25 are live, and DraftKings operates in 21 of them. The U.S. jurisdictions with statutes legalizing iGaming are Connecticut, Delaware, Michigan, New Jersey, Pennsylvania, Rhode Island and West Virginia.

As of June 30, 2023, we operate our Sportsbook product offering in Arizona, Colorado, Connecticut, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Oregon, Pennsylvania, Tennessee, Virginia, West Virginia, Wyoming and Ontario, Canada, and we operate retail sportsbooks in Colorado, Connecticut, Illinois, Iowa, Kansas, Louisiana, Michigan, Mississippi, New Hampshire, New Jersey and Washington. As of June 30, 2023, we operate our iGaming product offering in Connecticut, Michigan, New Jersey, Pennsylvania, West Virginia and Ontario, Canada. The Company also has arrangements in place with land-based casinos to expand operations into additional states upon the passing of relevant legislation, the issuance of related regulations and the receipt of required licenses.

On May 5, 2022 (the “GNOG Closing Date”), DraftKings Inc. (formerly New Duke Holdco, Inc.) consummated the acquisition of Golden Nugget Online Gaming, Inc., a Delaware corporation (together with its subsidiaries unless the context requires otherwise, “GNOG”), pursuant to a definitive agreement and plan of merger, dated August 9, 2021 (the “GNOG Merger Agreement”), in an all-stock transaction (the “GNOG Transaction”). In connection with the GNOG Transaction, DraftKings Inc. undertook a holding company reorganization whereby (i) each share of DraftKings Holdings Inc. (formerly DraftKings Inc.), a Nevada corporation (“Old DraftKings”), Class A common stock and Class B common stock was converted on a one-for-one basis into a share of DraftKings Inc. Class A common stock and Class B common stock, respectively, and (ii) DraftKings Inc. became the going-forward public company and the direct parent company of both Old DraftKings and GNOG. DraftKings Inc. is the registrant filing this Quarterly Report on Form 10-Q as the successor registrant for Old DraftKings. Unless otherwise indicated or the context otherwise requires, the terms “DraftKings”, the “Company”, “we”, “us” and “our” refer to DraftKings Inc. (or, with respect to periods prior to the GNOG Closing Date, Old DraftKings), together with its consolidated subsidiaries.

2.Summary of Significant Accounting Policies and Practices
Basis of Presentation and Principles of Consolidation
 These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. As such, certain notes or other information that are normally required by U.S. GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes as of and for the fiscal year ended December 31, 2022, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on February 17, 2023 (the “2022 Annual Report”). These condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all normal and recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial statements for the periods presented. Results of operations reported for interim periods are not necessarily indicative of results for the entire year, due to seasonal fluctuations in the Company’s revenue as a result of the timing of various sports seasons, sporting events and other factors.

The Company consummated the GNOG Transaction on the GNOG Closing Date. In the GNOG Transaction, the Company was determined to be the accounting acquirer and, as such, the acquisition is considered a business combination under

Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, and was accounted for using the acquisition method of accounting. These unaudited condensed consolidated financial statements include the accounts and operations of the Company, except that, due to the timing of the consummation of the GNOG Transaction, these unaudited condensed consolidated financial statements exclude the operations of GNOG prior to the GNOG Closing Date.

All intercompany accounts and transactions are eliminated upon consolidation. Certain amounts, which are not material, in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

Segments

The Company regularly reviews its operating segments and the approach used by the chief operating decision maker (“CODM”) to evaluate performance and allocate resources. As a result of the Company’s acquisition of DK Crown Holdings Inc. (formerly DraftKings Inc.), a Delaware corporation, and SBTech (Global) Limited (“SBTech”) and the consummation of the transactions contemplated by the business combination agreement, dated December 22, 2019 (as amended), in April 2020, the Company began to identify two distinct operating segments: a business-to-consumer (“B2C”) segment, which included its Sportsbook, iGaming and DFS product offerings, as well as media and other consumer product offerings, and a business-to-business (“B2B”) segment, which had principal activities involving the design and development of gaming software.

However, beginning in the fourth quarter of 2022, as a result of the Company’s integration of the technology and expertise of SBTech, the Company began to view the B2B segment primarily as a cost center of the B2C segment and, therefore, began to operate its business and report its results as a single operating segment. The Company’s determination that it operates as a single segment is consistent with the CODM's regular review of consolidated financial information for purposes of evaluating performance, allocating resources and planning and forecasting for future periods. Prior periods have been reclassified to conform with the new segment presentation.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which clarifies the guidance in ASC Topic 820, Fair Value Measurement (“Topic 820”), when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. While the Company is continuing to assess the timing of adoption and the potential impacts of ASU 2022-03, it does not expect ASU 2022-03 to have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

3.Business Combination
Acquisition of Golden Nugget Online Gaming, Inc.

On May 5, 2022, DraftKings consummated the GNOG Transaction, and, under the terms of the GNOG Merger Agreement and subject to certain exclusions contained therein, GNOG stockholders received a fixed ratio of 0.365 shares of DraftKings Inc.’s Class A common stock for each share of GNOG that they held on the GNOG Closing Date. DraftKings Inc. issued approximately 29.3 million shares of its Class A common stock in connection with the consummation of the GNOG Transaction. Operating results for GNOG following the GNOG Closing Date are included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2023 and 2022.

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

	Three months ended June 30,		Six months ended June 30,
	2023 Actual	2022 Pro Forma	2023 Actual	2022 Pro Forma
Revenue	$874,927	$478,416	$1,644,579	$927,525
Net loss	$(77,270)	$(210,769)	$(474,418)	$(686,543)

The foregoing pro forma financial information is based on estimates and assumptions, which the Company believes are reasonable. The pro forma financial information includes adjustments primarily related to purchase accounting adjustments. Acquisition costs and other non-recurring charges incurred are included in the period of assumed acquisition.

4.Intangible Assets
Intangible Assets
The Company has the following intangible assets, net as of June 30, 2023:

	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Developed technology	4.9 years	$422,900	$(166,897)	$256,003
Internally developed software	2.4 years	207,990	(91,923)	116,067
Gaming licenses	10.9 years	208,614	(37,923)	170,691
Customer relationships	4.3 years	269,728	(101,637)	168,091
Trademarks, tradenames and other	3.7 years	37,674	(17,297)	20,377
Indefinite-lived intangible assets:
Digital assets, net of impairment	Indefinite-lived	3,404	—	3,404
Total		$1,150,310	$(415,677)	$734,633
The Company had the following intangible assets, net as of December 31, 2022:

	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Developed technology	5.4 years	$422,900	$(140,200)	$282,700
Internally developed software	2.4 years	168,277	(70,575)	97,702
Gaming licenses	11.0 years	206,655	(29,487)	177,168
Customer relationships	4.6 years	269,728	(75,791)	193,937
Trademarks, tradenames and other	3.8 years	36,193	(13,463)	22,730
Indefinite-lived intangible assets:
Digital assets, net of impairment	Indefinite-lived	2,697	—	2,697
Intangible assets, net		$1,106,450	$(329,516)	$776,934

Amortization expense was $43.0 million and $86.2 million for the three and six months ended June 30, 2023, respectively, and $38.1 million and $66.2 million for the three and six months ended June 30, 2022, respectively.

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

Borrowings under the Credit Agreement bear interest at a variable annual rate equal to the greater of (i) 1.00% above the prime rate then in effect and (ii) 5.00%, and the Credit Agreement requires monthly, interest-only payments on any outstanding borrowings. In addition, the Company is required to pay quarterly in arrears a commitment fee equal to 0.25% per annum of the unused portion of the Revolving Line of Credit. As of June 30, 2023, the Credit Agreement provided a revolving line of credit of up to $125.0 million, and there was no principal outstanding under the Credit Agreement. Net borrowing capacity available from the Credit Agreement as of June 30, 2023 totaled $122.7 million. The Company is also subject to certain affirmative and negative covenants under the Credit Agreement, which the Company was in compliance with as of June 30, 2023.

Surety Bonds

As of June 30, 2023, the Company has been issued $140.0 million in surety bonds at a combined annual premium cost of 0.4%, which are held for certain regulators’ use and benefit in order for the Company to satisfy state license requirements. There have been no claims against such bonds and the likelihood of future claims is remote.

Convertible Notes and Capped Call Transactions
In March 2021, Old DraftKings issued zero-coupon convertible senior notes in an aggregate principal amount of $1,265.0 million, which includes proceeds from the full exercise of the over-allotment option (collectively, the “Convertible Notes”). The Convertible Notes will mature on March 15, 2028 (the “Notes Maturity Date”), subject to earlier conversion, redemption or repurchase. In connection with the issuance of the Convertible Notes, Old DraftKings incurred $17.0 million of lender fees and $1.7 million of debt financing costs, which are being amortized through the Notes Maturity Date. The Convertible Notes represent senior unsecured obligations of Old DraftKings. On May 5, 2022, in connection with the consummation of the GNOG Transaction, (i) DraftKings Inc. agreed to fully and unconditionally guarantee all of Old DraftKings’ obligations under the Convertible Notes and the indenture governing the Convertible Notes and (ii) each Convertible Note which was outstanding as of the consummation of the GNOG Transaction and previously convertible into shares of Old DraftKings Class A common stock became convertible into shares of DraftKings Inc. Class A common stock.
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
As of June 30, 2023, the Company’s convertible debt balance was $1,252.4 million, net of unamortized debt issuance costs of $12.6 million. Amortization of debt issuance costs was $0.7 million and $1.3 million for the three and six months ended June 30, 2023, respectively, and $0.7 million and $1.3 million for the three and six months ended June 30, 2022, which are included in the interest expense line-item on the Company's consolidated statements of operations. Although recorded at amortized cost on the Company’s consolidated balance sheets, the estimated fair value of the Convertible Notes was $946.7 million and $786.5 million as of June 30, 2023 and December 31, 2022, respectively, which was calculated using the estimated or actual bids and offers of the Convertible Notes in an over-the-counter market on the last business day of the period, which is a Level 1 fair value measurement.
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
As of June 30, 2023 and December 31, 2022, the Company’s estimated contingent liability for indirect taxes was $67.3 million and $60.3 million, respectively. The estimated contingent liability for indirect taxes is recorded within other long-term liabilities on the condensed consolidated balance sheets and general and administrative expenses on the condensed consolidated statements of operations.
Warrant Liabilities
As part of the initial public offering of Diamond Eagle Acquisition Corp. ("DEAC") on May 14, 2019 (the “IPO”), DEAC issued 13.3 million warrants each of which entitles the holder to purchase one share of DraftKings Inc.’s Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, DEAC completed the private sale of 6.3 million warrants to DEAC’s sponsor (the “Private Warrants”), each of which entitles the holder to purchase one share of DraftKings Inc.’s Class A common stock at an exercise price of $11.50 per share. As of June 30, 2023, there were no Public Warrants outstanding and 1.5 million Private Warrants outstanding. On May 5, 2022, in connection with the consummation of the GNOG Transaction, Old DraftKings entered into an assignment and assumption agreement (the “Old DraftKings Warrant Assignment Agreement”) with DraftKings Inc., Computershare Trust Company, N.A. and Computershare Inc. (together, “Computershare”), pursuant to which Old DraftKings assigned to DraftKings Inc. all of its rights, interests and obligations under the warrant agreement, dated as of May 10, 2019 (the “Old DraftKings Warrant Agreement”), by and between DEAC and Continental Stock Transfer & Trust Company, as warrant agent, as assumed by Old DraftKings and assigned to Computershare by that certain assignment and assumption agreement, dated as of April 23, 2020, governing Old DraftKings’ outstanding Private Warrants, on the terms and conditions set forth in the Old DraftKings Warrant Assignment Agreement. In connection with the consummation of the GNOG Transaction and pursuant to the Old DraftKings Warrant Assignment Agreement, each of the outstanding Private Warrants became exercisable for one share of DraftKings Inc. Class A common stock on the existing terms and conditions, except as otherwise described in the Old DraftKings Warrant Assignment Agreement.

In addition, on May 5, 2022, in connection with the consummation of the GNOG Transaction, the Company assumed an additional 5.9 million warrants, each of which entitled the holder to purchase one share of GNOG’s Class A common stock at an exercise price of $11.50 per share (the “GNOG Private Warrants”). Effective as of the consummation of the GNOG Transaction, each of the outstanding GNOG Private Warrants became exercisable for 0.365 of a share of DraftKings Inc.'s Class A common stock, or approximately 2.1 million shares of DraftKings Inc.’s Class A common stock in the aggregate, on the existing terms and conditions of such GNOG Private Warrants, except as otherwise described in the assignment and assumption agreement relating to the GNOG Private Warrants entered into on the GNOG Closing Date. As of June 30, 2023, there were 5.9 million GNOG Private Warrants outstanding.

The Company classifies the Public Warrants, the Private Warrants and the GNOG Private Warrants pursuant to ASC Topic 815, Derivatives and Hedging, as derivative liabilities with subsequent changes in their respective fair values recognized in its consolidated statement of operations at each reporting date. As of June 30, 2023, the fair value of the Company’s warrant liability was $46.3 million. Due to fair value changes during the three and six months ended June 30, 2023, the Company recorded losses on the remeasurement of its warrant liabilities of $20.0 million and $37.1 million, respectively. The Company recorded gains on remeasurement of its warrant liability of $14.3 million and $27.0 million for the three and six months ended June 30, 2022, respectively. During the three and six months ended June 30, 2023, approximately 0.1 million Private Warrants were exercised and no GNOG Private Warrants were exercised.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value as of June 30, 2023 and December 31, 2022 based on the three-tier fair value hierarchy:

	June 30, 2023
	Level 1		Level 2		Level 3		Total
Assets
Cash equivalents:
Money market funds	$209,480	(1)	$—		$—		$209,480
Other current assets:
Digital assets held for users	—		37,521	(6)	—		37,521
Other non-current assets:
Derivative instruments	—		—		19,999	(4)	19,999
Equity securities	—		13,533	(3)	—		13,533
Total	$209,480		$51,054		$19,999		$280,533

Liabilities
Digital assets held for users	$—		$37,521	(6)	$—		$37,521
Warrant liabilities	—		46,286	(5)	—		46,286
Total	$—		$83,807		$—		$83,807

	December 31, 2022
	Level 1		Level 2		Level 3		Total
Assets
Cash equivalents:
Money market funds	$304,216	(1)	$—		$—		$304,216
Other current assets:
Digital assets held for users	—		38,444	(6)	—		38,444
Other non-current assets:
Derivative instruments	—		—		26,248	(4)	26,248
Equity securities	18,250	(2)	13,533	(3)	—		31,783
Total	$322,466		$51,977		$26,248		$400,691

Liabilities
Digital assets held for users	—		$38,444	(6)	—		$38,444
Warrant liabilities	$—		$10,680	(5)	$—		10,680
Total	$—		$49,124		$—		$49,124

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
(4)Represents the Company’s derivative instruments held in other public and privately held entities. The Company measures the fair value of these derivative instruments using option pricing models and, accordingly, classifies these assets as Level 3. During the six months ended June 30, 2023, we sold Level 3 derivative instruments with a fair value at December 31, 2022 of $6.2 million for proceeds of $5.3 million and there were no new Level 3 derivative instruments purchased by or issued to the Company. The table below includes a range and an average weighted by relative fair value of the significant unobservable inputs used to measure the fair value of the Level 3 derivative instruments. A change in these significant unobservable inputs might result in a significantly higher or lower fair value measurement at the reporting date.

	June 30, 2023	December 31, 2022
Significant Unobservable Input	Range (Weighted Average)	Range (Weighted Average)
Underlying stock price	$12.79 - $19.80 ($19.41)	$7.30 - $19.80 ($16.53)
Volatility	75.0% - 80.0% (79.7%)	56.0% - 80.0% (74.1%)
Risk-free rate	1.3% - 4.2% (4.0%)	1.3% - 4.3% (4.1%)
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

For the three and six months ended June 30, 2023, the Company recorded zero and $0.1 million of unrealized gains on its financial assets carried at fair value, respectively. During the three and six months ended June 30, 2022, the Company recorded $5.6 million of unrealized losses and $31.8 million of unrealized gains, respectively, which primarily resulted from those financial assets categorized as Level 3. Those unrealized gains and losses are included within other income, net in the condensed consolidated statements of operations.

7.Revenue Recognition
Deferred Revenue

The Company includes deferred revenue within accounts payable and accrued expenses and within liabilities to users in the condensed consolidated balance sheets. The deferred revenue balances were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Deferred revenue, beginning of the period	$132,213	$95,402	$133,851	$91,554
Deferred revenue, end of the period	$105,478	$84,674	$105,478	$84,674
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$92,764	$51,946	$127,758	$64,478

Deferred revenue primarily represents contract liabilities related to the Company’s obligation to transfer future value in relation to in period transactions in which the Company has received consideration. Such obligations are recognized as liabilities when awarded to users and are recognized as revenue when those liabilities are later resolved.

Revenue Disaggregation

Disaggregation of revenue for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Online gaming	$849,839	$434,123	$1,585,028	$820,801
Gaming software	8,581	11,470	17,191	24,965
Other	16,507	20,592	42,360	37,624
Total Revenue	$874,927	$466,185	$1,644,579	$883,390

Online gaming includes Sportsbook, iGaming and DFS, which have certain similar attributes and patterns of recognition. Sources of other revenue primarily include media, Marketplace and other online consumer products.

8.Stock-Based Compensation
The Company has historically issued three types of stock-based compensation: time-based awards, long-term incentive plan (“LTIP”) awards and performance-based stock compensation plan (“PSP”) awards. Time-based awards are equity awards that tie vesting to length of service with the Company and generally vest over a four-year period in annual and/or quarterly installments. LTIP awards are performance-based equity awards that are used to establish longer-term performance objectives and incentivize management to meet those objectives. PSP awards are performance-based equity awards which establish performance objectives related to one or two particular fiscal years. LTIP awards generally vest when revenue and/or Adjusted EBITDA targets are achieved amongst other conditions, while PSP awards generally vest upon achievement of revenue and Adjusted EBITDA targets and have a range of payouts amongst other conditions. All stock-based compensation awards expire seven to ten years after the grant date thereof.

The following table shows restricted stock unit (“RSU”) and stock option activity for the six months ended June 30, 2023:

	Time-Based		PSP		LTIP		Total	Weighted Average Exercise Price of Options	Weighted Average FMV of RSUs
	Options	RSUs	Options	RSUs	Options	RSUs
Outstanding at December 31, 2022	12,259	15,273	2,273	13,119	11,152	13,864	67,940	$6.17	$29.64
Granted	600	10,122	—	2,010	—	209	12,941	25.81	17.57
Exercised options / vested RSUs	(814)	(3,590)	(171)	(1,715)	—	(8,316)	(14,606)	3.42	44.81
Change in awards due to performance-based multiplier	—	—	—	1,142	—	—	1,142	—	60.25
Forfeited	(285)	(888)	—	(127)	—	(108)	(1,408)	25.31	22.54
Outstanding at June 30, 2023	11,760	20,917	2,102	14,429	11,152	5,649	66,009	$6.53	$22.03

As of June 30, 2023, total unrecognized stock-based compensation expense of $670.4 million related to granted and unvested stock-based compensation arrangements is expected to be recognized over a weighted-average period of 2.8 years. The following tables shows stock compensation expense for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30, 2023			Three months ended June 30, 2022
	Options	RSUs	Total	Options	RSUs	Total
Time-based (1)	$2,546	$38,752	$41,298	$3,830	$26,983	$30,813
PSP (2)	—	35,872	35,872	—	13,764	13,764
LTIP (2)	—	12,023	12,023	—	90,944	90,944
Total	$2,546	$86,647	$89,193	$3,830	$131,691	$135,521

	Six months ended June 30, 2023			Six months ended June 30, 2022
	Options	RSUs	Total	Options	RSUs	Total
Time-based (1)	$6,390	$83,559	$89,949	$7,694	$48,769	$56,463
PSP (2)	—	59,887	59,887	—	57,131	57,131
LTIP (2)	—	56,757	56,757	—	209,004	209,004
Total	$6,390	$200,203	$206,593	$7,694	$314,904	$322,598

(1) Time-based awards vest and are expensed over a defined service period.
(2) PSP and LTIP awards vest based on defined performance criteria and are expensed based on the probability of achieving such criteria. During the three months ended March 31, 2022, the Company recorded a cumulative catch-up adjustment of $20.7 million in additional stock-based compensation expense related to its updated expectation of achieving higher revenue targets than originally estimated for certain PSP awards which have a range of payouts.

9.Income Taxes
The Company’s provision (benefit) for income taxes for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Income tax provision (benefit)	$651	$(81,226)	$2,019	$(80,757)

The effective tax rates for the three months ended June 30, 2023 and 2022 were (0.9)% and 27.2%, respectively, and the effective tax rates for the six months ended June 30, 2023 and 2022 were (0.4)% and 10.6%, respectively. The difference between the Company’s effective tax rates for the three and six month periods ended June 30, 2023 and 2022 and the U.S. statutory tax rate of 21% was primarily due to a valuation allowance related to the Company’s deferred tax assets, offset partially by current state tax and current foreign tax. Additionally, the Company recorded a discrete income tax benefit of $76.8 million during the second quarter of 2022 which was attributable to non-recurring partial releases of the Company’s U.S. valuation allowance as a result of the purchase accounting for GNOG. The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all such deferred tax assets will not be realized.

10.Loss Per Share
The computation of loss per share and weighted-average shares of the Company's Class A common stock outstanding for the periods presented are as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net loss attributable to common stockholders	$(77,270)	$(217,103)	$(474,418)	$(684,796)
Basic and diluted weighted-average common shares outstanding	462,432	437,033	458,910	424,121
Loss per share attributable to common stockholders:
Basic and diluted	$(0.17)	$(0.50)	$(1.03)	$(1.61)

There were no preferred or other dividends declared for the three and six months ended June 30, 2023. For the periods presented, the following securities were not required to be included in the computation of diluted shares outstanding:

	June 30, 2023	June 30, 2022
Class A common stock resulting from exercise of all warrants	3,648	3,761
Stock options and RSUs	66,009	52,468
Convertible notes	13,337	13,337
Total	82,994	69,566

11.Related-Party Transactions
Financial Advisor
On May 7, 2021, DraftKings entered into a master engagement letter (as amended, the “Master Engagement Letter”), with Raine Securities LLC (the “Financial Advisor”), an affiliate of Raine. John Salter, who served as a member of our Board of Directors until April 2022, is a partner of Raine. Pursuant to the Master Engagement Letter, Raine Securities will act as a financial advisor to DraftKings in connection with certain proposed transactions, and DraftKings will pay Raine Securities certain fees and expenses from time to time on the terms and conditions described in the related statements of work. For the three and six months ended June 30, 2023, the Company incurred no fees payable to the Financial Advisor. During the three and six months ended June 30, 2022, the Company incurred $8.5 million of fees payable to the Financial Advisor.

Receivables from Equity Method Investment
The Company provides office space and general operational support to DKFS, LLC, an equity-method affiliate. The operational support is primarily in the form of general and administrative services. As of June 30, 2023 and December 31, 2022, the Company had no receivables and $0.2 million of receivables, respectively, from DKFS, LLC related to those services and expenses to be reimbursed to the Company, which are included within non-current assets in its condensed consolidated balance sheets. The Company has committed to invest up to $17.5 million into DBDK Venture Fund I, LP, a Delaware limited partnership and a subsidiary of DKFS, LLC. As of June 30, 2023, the Company had invested a total of $6.7 million of the total commitment.

Transactions with a Former Director and their Immediate Family Members
For the three and six months ended June 30, 2023, the Company had $0.5 million and $1.2 million in sales, respectively, to entities owned by an immediate family member of a former director of the Company. The Company had an associated accounts receivable balance of $0.1 million and $0.2 million as of June 30, 2023 and December 31, 2022, respectively, included in accounts receivable in its condensed consolidated balance sheets.
Aircraft
In 2022, from time to time, the Company chartered, without mark-up, a private plane owned by an entity controlled by Jason Robins, the Company’s Chief Executive Officer, utilizing aircraft services from Jet Aviation Flight Services, Inc. for the business and personal travel of Mr. Robins and his family. The Company had no direct or indirect interest in such private plane. During the three and six months ended June 30, 2023, the Company incurred no expense for use of the aircraft under these chartering services. During the three and six months ended June 30, 2022, the Company incurred no expense and a $0.7 million expense for use of the aircraft under these chartering services, respectively.

On March 30, 2022, the Company entered into a one-year lease of an aircraft from an entity controlled by Mr. Robins, pursuant to which Mr. Robins’ entity leased the aircraft to the Company for $0.6 million for a one-year period (the “Original Aircraft Lease”). The Company covered all operating, maintenance and other expenses associated with the aircraft. The Original Aircraft Lease expired in accordance with its terms on March 30, 2023, and DraftKings entered into a new one-year lease of such aircraft from an entity controlled by Mr. Robins for $0.6 million and otherwise on terms and conditions substantially the same as the Original Aircraft Lease, effective upon the expiration thereof (collectively with the Original Aircraft Lease, the “Aircraft Leases”). The audit and compensation committees of the Company’s Board of Directors approved this arrangement, as well as the Aircraft Leases, based, among other things, on the requirements of the overall security program that Mr. Robins and his family fly private and the committees' assessment that such an arrangement is more efficient and flexible and better ensures safety, confidentiality and privacy. During the three and six months ended June 30, 2023, the Company incurred $0.1 million and $0.3 million of expense under the Aircraft Leases, respectively.

12.Leases, Commitments and Contingencies
Leases
The Company primarily leases corporate office facilities, data centers and motor vehicles under operating lease agreements. Some of the Company’s leases include one or more options to renew. For a majority of our leases, we do not assume renewals in our determination of the lease term as the renewals are not deemed to be reasonably assured. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. As of June 30, 2023, the Company’s lease agreements typically have terms not exceeding ten years.
Payments under the Company’s lease arrangements may be fixed or variable, and variable lease payments primarily represent costs related to common area maintenance and utilities. The components of lease cost are as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating lease cost	$3,490	$5,679	$8,519	$9,909
Short term lease cost	530	1,323	1,861	3,078
Variable lease cost	1,714	1,073	2,832	1,879
Sublease income	(231)	(230)	(468)	(460)
Total lease cost	$5,503	$7,845	$12,744	$14,406

Supplemental cash flow and other information for the six months ended June 30, 2023 and 2022 related to operating leases was as follows:

	Six months ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$6,123	$8,489
Right-of-use assets obtained in exchange for new operating lease liabilities	$366	$21,338

The weighted-average remaining lease term for the Company's operating leases was 7.8 years, and the weighted-average discount rate for the Company's operating leases was 6.5%, in each case as of June 30, 2023. The Company calculated the weighted-average discount rate using incremental borrowing rates, which equal the rates of interest that it would pay to borrow funds on a fully collateralized basis over a similar term.
Maturities of lease liabilities are as follows:

Years Ending December 31,
From July 1, 2023 to December 31, 2023	$1,510
2024	12,201
2025	11,881
2026	11,625
2027	11,489
Thereafter	40,364
Total undiscounted future cash flows	89,070
Less: Imputed interest	(21,348)
Present value of undiscounted future cash flows	$67,722

Other Contractual Obligations and Contingencies
The Company is party to several non-cancelable contracts with vendors where the Company is obligated to make future minimum payments under the terms of these contracts as follows:

Years Ending December 31,
From July 1, 2023 to December 31, 2023	$235,243
2024	431,326
2025	339,464
2026	194,272
2027	112,088
Thereafter	265,030
Total	$1,577,423

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
Despite the potential for significant damages, the Company does not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on the Company's financial condition, although the outcome could be material to the Company's operating results for any particular period, depending, in part, upon our operating results for such period.
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
Matters Related to the GNOG Transaction

On August 12, 2022, a putative class action was filed in Nevada state District Court in Clark County against Golden Nugget Online Gaming, Inc. (“GNOG Inc.”), the Company and one of its officers and two affiliates, as well as former officers or directors and the former controlling stockholder of GNOG Inc. and Jefferies LLC. The lawsuit asserts claims on behalf of a putative class of former minority stockholders of GNOG Inc. alleging that certain former officers and directors of GNOG Inc. and its former controlling stockholder (Tilman Fertitta and/or Fertitta Entertainment, Inc.) breached their fiduciary duties to minority stockholders of GNOG Inc. in connection with the GNOG Transaction, and the other defendants aided and abetted the alleged breaches of fiduciary duty.
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
Turley

On January 9, 2023, Simpson G. Turley, individually and on behalf of all others similarly situated, filed a purported class action against the Company in the United States District Court for the District of Massachusetts. Plaintiff alleges, among other things, that he was a contestant in the Company’s daily fantasy showdown contest for the January 2, 2023 NFL game between the Cincinnati Bengals and the Buffalo Bills (the “Bengals-Bills Game”). The Bengals-Bills Game was postponed and eventually cancelled due to Damar Hamlin collapsing during the game. Plaintiff alleges that he was winning prizes in multiple showdown contests at the point in time that the Bengals-Bills Game was cancelled (with 5:58 remaining in the first quarter). Plaintiff alleges that, instead of paying out the prize money, the Company refunded entry fees to contestants that entered showdown or flash draft fantasy contests. On May 8, 2023, plaintiff Turley and a new plaintiff (Erik Ramos) filed a First Amended Class Action Complaint. The plaintiffs assert claims for breach of contract, unfair and deceptive acts and practices, false advertising, and unjust enrichment. Among other things, plaintiffs seek statutory damages, monetary damages, punitive damages, attorney fees and interest.
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
Securities Matters Related to DraftKings Marketplace

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
On July 17, 2023, the Company received a subpoena from the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts seeking documents and requesting answers to interrogatories concerning, among other things, DK Marketplace and NFTs that are sold on DK Marketplace, and related matters. We intend to comply with these requests.
The Company cannot predict with any degree of certainty the outcome of these matters or determine the extent of any potential liability or damages. The Company also cannot provide an estimate of the possible loss or range of loss. Any adverse outcome in these matters could expose the Company to substantial damages, penalties and/or require alterations to the Company’s business that may have a material adverse impact on the Company’s operations and cash flows.
Despite the potential for significant damages, the Company does not believe, based on currently available information, that the outcome of these matters will have a material adverse effect on Company’s financial condition, although the outcome could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.
Shareholder Derivative Litigation Related to DraftKings Marketplace

On May 31, 2023, a putative shareholder derivative action was filed in Nevada state court by an alleged shareholder of the Company. The action asserts claims on behalf of the Company against certain senior officers and members of the Board of Directors of the Company for breach of fiduciary duty and unjust enrichment based primarily on allegations that the defendants caused or allowed the Company to disseminate misleading and inaccurate information to its shareholders in connection with NFTs that are sold and traded on the DK Marketplace. The action also alleges that certain individuals are liable for trading in Company stock at artificially inflated prices. The action seeks unspecified compensatory damages, changes to corporate governance and internal procedures, restitution, disgorgement, costs and attorney’s fees, and other unspecified relief.
The Company cannot predict with any degree of certainty the outcome of this matter or determine the extent of any potential liabilities. The Company also cannot provide an estimate of the possible loss or range of loss. Because this action alleges claims on behalf of the Company and purports to seek a judgment in favor of the Company, the Company does not believe, based on currently available information, that the outcome of the proceedings will have a material adverse effect on the Company’s financial condition, although the outcome could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.
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

On May 5, 2022 (the “GNOG Closing Date”), DraftKings Inc. consummated its acquisition of Golden Nugget Online Gaming, Inc. (together with its subsidiaries, unless the context requires otherwise, “GNOG”), pursuant to a definitive agreement and plan of merger, dated August 9, 2021, in an all-stock transaction (the “GNOG Transaction”). DraftKings’ consolidated financial statements exclude GNOG’s operations prior to the GNOG Closing Date, unless indicated otherwise. In connection with the GNOG Transaction, DraftKings Inc. became the going-forward public company and the direct parent company of both DraftKings Holdings Inc. (formerly DraftKings Inc.), a Nevada corporation (“Old DraftKings”), and GNOG, and DraftKings Inc. is the registrant filing this Report as the successor registrant for Old DraftKings. Unless otherwise indicated, the terms “DraftKings,” the “Company,” “we,” “us,” or “our” refer to DraftKings Inc. (or, with respect to periods prior to the GNOG Closing Date, Old DraftKings), together with its consolidated subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements
This Report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements depend upon events, risks and uncertainties that may be outside of our control. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Our historical results are not necessarily indicative of the results that may be expected for any period in the future as our business and operations are subject to a variety of risks and uncertainties, many of which are beyond our control, and, consequently, our actual results may differ materially from those projected.
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
•market and global conditions and economic factors beyond our control, including the potential adverse effects of the global coronavirus pandemic (or the emergence of additional variants or strains thereof), as well as the potential impact of general economic conditions, including inflation, rising interest rates and instability in the banking system, on our liquidity, operations and personnel;
•significant competition and competitive pressures from other companies worldwide in the industries in which we operate;
•our ability to raise financing in the future;
•our success in retaining or recruiting officers, key employees or directors; and
•litigation and the ability to adequately protect our intellectual property rights.

In addition to these risks, other factors that could cause or contribute to such differences include those set forth under the caption “Risk Factors” in our 2022 Annual Report. Due to the uncertain nature of these factors, management cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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
Our path to profitability is based on the acceleration of positive contribution profit growth driven by increased revenue and gross profit generation from ongoing efficient customer acquisition that is enabled by the transition from local to regional to national advertising, strong customer retention, improved monetization from increased frequency of customer play and higher hold percentage, as well as scale benefits from investments in our product offerings and technology and general and administrative functions. In any given period, we expect to achieve profitability on a consolidated Adjusted EBITDA basis when total contribution profit exceeds the fixed costs of our business, which depends, in part, on the percentage of the U.S. adult population that has access to our product offerings and the other factors summarized in the section entitled “Cautionary Statement Regarding Forward-Looking Statements”.
Financial Highlights and Trends
The following table sets forth a summary of our financial results for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(amounts in thousands)	2023	2022	2023	2022
Revenue	$874,927	$466,185	$1,644,579	$883,390
Net Loss	(77,270)	(217,103)	(474,418)	(684,796)
Adjusted EBITDA (1)	72,972	(118,134)	(148,639)	(407,643)

(1)Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Information” below for additional information about this measure and a reconciliation of this measure to the most directly comparable financial measure calculated in accordance with U.S. GAAP.

Revenue increased by $408.7 million and $761.2 million in the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, respectively, primarily due to the strong performance of our Sportsbook and iGaming product offerings as a result of robust customer acquisition and retention, the successful launches of those product offerings in additional jurisdictions and reduced promotional intensity.

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

The charts below present our average MUPs for the three and six months ended June 30, 2022 and 2023:

Average Monthly Unique Payers
(in millions)
3.0
2.0
1.0
0.0
1.5
2.1
Q2 2022
Q2 2023

Average Monthly Unique Payers
(in millions)
3.0
2.0
1.0
0.0
1.7
2.4
YTD Q2 2022
YTD Q2 2023

Average Revenue per MUP (“ARPMUP”). We define and calculate ARPMUP as the average monthly revenue, excluding revenue from gaming software services, for a reporting period, divided by the average number of MUPs for the same period. ARPMUP is a key indicator of our ability to drive usage and monetization of our product offerings. The charts below present our ARPMUP for the three and six months ended June 30, 2022 and 2023:

Average Revenue per Monthly Unique Payer
(in whole dollars)
$150
$100
$50
$0
$103
$137
Q2 2022
Q2 2023

Average Revenue per Monthly Unique Payer
(in whole dollars)
$125
$100
$75
$50
$25
$0
$82
$111
YTD Q2 2022
YTD Q2 2023

The increase in MUPs for the three and six months ended June 30, 2023, compared to the same periods in 2022, primarily reflects strong unique payer retention and acquisition across our Sportsbook and iGaming products as well as the expansion of our Sportsbook and iGaming products into new states, partially offset by a decline in DFS MUPs.
ARPMUP increased in the three and six months ended June 30, 2023, compared to the same periods in 2022, primarily due to structural improvement in our Sportsbook hold rate and reduced promotional intensity.

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

Adjusted EBITDA
The table below presents our Adjusted EBITDA reconciled to our net loss, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP, for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(amounts in thousands)	2023	2022	2023	2022
Net loss	$(77,270)	$(217,103)	$(474,418)	$(684,796)
Adjusted for:
Depreciation and amortization (1)	48,264	42,315	96,477	74,540
Interest income, net	(12,745)	(1,929)	(23,885)	(2,077)
Income tax provision (benefit)	651	(81,226)	2,019	(80,757)
Stock-based compensation (2)	89,193	135,521	206,593	322,598
Transaction-related costs (3)	425	10,505	425	14,279
Litigation, settlement, and related costs (4)	4,136	2,446	6,699	4,396
Advocacy and other related legal expenses (5)	—	—	—	—
Loss (gain) on remeasurement of warrant liabilities	20,041	(14,315)	37,076	(26,996)
Other non-recurring costs and non-operating (income) costs (6)	277	5,652	375	(28,830)
Adjusted EBITDA	$72,972	$(118,134)	$(148,639)	$(407,643)

(1)The amounts include the amortization of acquired intangible assets of $28.9 million and $27.1 million for the three months ended June 30, 2023 and 2022, respectively, and $58.8 million and $46.3 million for the six months ended June 30, 2023 and 2022, respectively.
(2)Reflects stock-based compensation expenses resulting from the issuance of awards under incentive plans.
(3)Includes capital markets advisory, consulting, accounting and legal expenses related to evaluation, negotiation and integration costs incurred in connection with proposed, pending or completed transactions and offerings, including costs relating to the GNOG Transaction for the three and six months ended June 30, 2022.
(4)Primarily includes external legal costs related to litigation and litigation settlement costs deemed unrelated to our core business operations.
(5)Reflects non-recurring and non-ordinary course costs relating to advocacy efforts and other legal expenses in jurisdictions where we do not operate certain product offerings and are actively seeking licensure, or similar approval, for those product offerings. For the three and six months ended June 30, 2023 and 2022, we did not incur any such costs. This adjustment excludes (i) costs relating to advocacy efforts and other legal expenses in jurisdictions where we do not operate that are incurred in the ordinary course of business and (ii) costs relating to advocacy efforts and other legal expenses incurred in jurisdictions where related legislation has been passed and we currently operate.
(6)Primarily includes the change in fair value of certain financial assets, as well as our equity method share of the investee’s losses and other costs relating to non-recurring and non-operating items.

Due to the timing of the consummation of the GNOG Transaction, the above periods, to the extent applicable, exclude GNOG’s operations prior to the GNOG Closing Date of May 5, 2022.

Results of Operations
Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022
The following table sets forth a summary of our consolidated results of operations for the interim periods indicated, and the changes between periods:

	Three months ended June 30,
(amounts in thousands, except percentages)	2023	2022	$ Change	% Change
Revenue	$874,927	$466,185	$408,742	87.7%
Cost of revenue	510,323	312,767	197,556	63.2%
Sales and marketing	207,487	197,529	9,958	5.0%
Product and technology	89,906	77,202	12,704	16.5%
General and administrative	136,256	187,609	(51,353)	(27.4)%
Loss from operations	(69,045)	(308,922)	239,877	77.6%
Interest income	13,411	2,590	10,821	417.8%
Interest expense	(666)	(661)	(5)	0.8%
(Loss) gain on remeasurement of warrant liabilities	(20,041)	14,315	(34,356)	(240.0)%
Other income (expense), net	45	(5,573)	5,618	(100.8)%
Loss before income tax provision and loss from equity method investment	(76,296)	(298,251)	221,955	74.4%
Income tax provision (benefit)	651	(81,226)	(81,877)	100.8%
Loss from equity method investment	323	78	(245)	(314.1)%
Net loss	$(77,270)	$(217,103)	$139,833	64.4%

Revenue. Revenue increased by $408.7 million, or 87.7%, to $874.9 million in the three months ended June 30, 2023, from $466.2 million in the three months ended June 30, 2022. The increase was primarily attributable to our online gaming revenues, which increased $415.7 million, or 95.8%, to $849.8 million in the three months ended June 30, 2023, from $434.1 million in the three months ended June 30, 2022, due to MUPs increasing by 44.3% as compared to the three months ended June 30, 2022. The increase in MUPs was due to strong player retention and acquisition across our Sportsbook and iGaming product offerings, as well as the expansion of our Sportsbook and iGaming product offerings into new jurisdictions. Online gaming revenues also increased due to structural improvement in our Sportsbook hold rate and reduced promotional intensity, which contributed to ARPMUP growth of 33.4% compared to the three months ended June 30, 2022.

Cost of Revenue. Cost of revenue increased $197.6 million, or 63.2%, to $510.3 million in the three months ended June 30, 2023, from $312.8 million in the three months ended June 30, 2022. Our online gaming product offerings accounted for substantially all of this increase, reflecting growth in revenue from our expanded product and jurisdictional footprint, including the launch of our Sportsbook product offering in Kansas, Maryland, Massachusetts, and Ohio since June 30, 2022. In particular, the cost of revenue increase was primarily attributable to an increase in our variable expenses, such as product taxes and payment processing fees which increased $132.8 million and $19.8 million, respectively. The remaining increase was primarily attributable to an increase in our variable platform costs and revenue share arrangements resulting from additional customer activity.

Cost of revenue as a percentage of revenue decreased by 8.8% percentage points to 58.3% in the three months ended June 30, 2023, as compared to 67.1% in the three months ended June 30, 2022, reflecting, in part, structural improvement in our Sportsbook hold rate and reduced promotional intensity, partially offset by a change in revenue mix from our more mature DFS product offering to our Sportsbook and iGaming product offerings, which, in general, produce revenue at a higher cost per revenue dollar relative to our more mature DFS product offering.

Sales and Marketing. Sales and marketing expense increased $10.0 million, or 5.0%, to $207.5 million in the three months ended June 30, 2023, from $197.5 million in the three months ended June 30, 2022. The increase was primarily attributable to activities related to acquiring and retaining players, such as advertising and the development of marketing campaigns.

Product and Technology. Product and technology expense increased $12.7 million, or 16.5%, to $89.9 million in the three months ended June 30, 2023, from $77.2 million in the three months ended June 30, 2022. The increase primarily reflects additions to our product operations and engineering headcount.

General and Administrative. General and administrative expense decreased $51.4 million, or 27.4%, to $136.3 million in the three months ended June 30, 2023, from $187.6 million in the three months ended June 30, 2022. This decrease was primarily driven by a reduction in stock-based compensation expense of $42.5 million and a reduction in transaction-related costs of $10.1 million.

(Loss) Gain on Remeasurement of Warrant Liabilities. We recorded a loss on remeasurement of warrant liabilities of $20.0 million in the three months ended June 30, 2023, compared to a gain of $14.3 million in the three months ended June 30, 2022 primarily due to changes in the underlying share price of our Class A common stock.
Other Income, Net. We recorded a de minimis amount of other income, net in the three months ended June 30, 2023, as compared to a loss of $5.6 million in the three months ended June 30, 2022. This increase was primarily attributable to a change in the fair value of certain financial assets recorded in the three months ended June 30, 2022.
Net Loss. Net loss decreased by $139.8 million to $77.3 million in the three months ended June 30, 2023, as compared to a net loss of $217.1 million in the three months ended June 30, 2022, for the reasons discussed above.
Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
The following table sets forth a summary of our consolidated results of operations for the interim periods indicated, and the changes between periods:

	Six months ended June 30,
(amounts in thousands, except percentages)	2023	2022	$ Change	% Change
Revenue	$1,644,579	$883,390	$761,189	86.2%
Cost of revenue	1,032,063	626,146	405,917	64.8%
Sales and marketing	596,620	518,981	77,639	15.0%
Product and technology	177,994	158,554	19,440	12.3%
General and administrative	296,732	404,215	(107,483)	(26.6)%
Loss from operations	(458,830)	(824,506)	365,676	44.4%
Interest income	25,206	3,391	21,815	643.3%
Interest expense	(1,321)	(1,314)	(7)	0.5%
(Loss) gain on remeasurement of warrant liabilities	(37,076)	26,996	(64,072)	(237.3)%
Other income, net	64	32,309	(32,245)	(99.8)%
Loss before income tax provision and loss from equity method investment	(471,957)	(763,124)	291,167	38.2%
Income tax provision (benefit)	2,019	(80,757)	(82,776)	102.5%
Loss from equity method investment	442	2,429	1,987	81.8%
Net loss	$(474,418)	$(684,796)	$210,378	30.7%

Revenue. Revenue increased by $761.2 million, or 86.2%, to $1,644.6 million in the six months ended June 30, 2023, from $883.4 million in the six months ended June 30, 2022. The increase was primarily attributable to our online gaming revenues, which increased $764.2 million, or 93.1%, to $1,585.0 million in the six months ended June 30, 2023, from $820.8 million in the six months ended June 30, 2022, primarily due to MUPs increasing by 41.4% as compared to the six months ended June 30, 2022. The increase in MUPs was due to strong player retention and acquisition across our Sportsbook and iGaming product offerings, as well as the expansion of our Sportsbook and iGaming product offerings into new jurisdictions. Online gaming revenues also increased due to structural improvement in our Sportsbook hold rate and reduced promotional intensity, which contributed to ARPMUP growth of 35.7% compared to the six months ended June 30, 2022.

Cost of Revenue. Cost of revenue increased $405.9 million, or 64.8%, to $1,032.1 million in the six months ended June 30, 2023, from $626.1 million in the six months ended June 30, 2022. Our online gaming product offerings accounted for substantially all of this increase, reflecting growth in revenue from our expanded product and jurisdictional footprint, including the launch of our Sportsbook product offering in Kansas, Maryland, Massachusetts, and Ohio since June 30, 2022. In particular, the cost of revenue increase was primarily attributable to an increase in our variable expenses, such as product taxes and payment processing fees which increased $256.7 million and $42.0 million, respectively. The remaining increase was primarily attributable to an increase in our variable platform costs and revenue share arrangements resulting from additional customer activity.

Cost of revenue as a percentage of revenue decreased by 8.1% percentage points to 62.8% in the six months ended June 30, 2023, as compared to 70.9% in the six months ended June 30, 2022, reflecting, in part, structural improvement in our Sportsbook hold rate and reduced promotional intensity, partially offset by a change in revenue mix from our more mature DFS product offering to our Sportsbook and iGaming product offerings, which in general, produce revenue at a higher cost per revenue dollar relative to our more mature DFS product offering.

Sales and Marketing. Sales and marketing expense increased $77.6 million, or 15.0%, to $596.6 million in the six months ended June 30, 2023, from $519.0 million in the six months ended June 30, 2022. The increase was primarily attributable to an increase of $57.8 million from activities related to acquiring and retaining players, such as advertising and the development of marketing campaigns.

Product and Technology. Product and technology expense increased $19.4 million, or 12.3%, to $178.0 million in the six months ended June 30, 2023, from $158.6 million in the six months ended June 30, 2022. The increase primarily reflects additions to our product operations and engineering headcount.

General and Administrative. General and administrative expense decreased $107.5 million, or 26.6%, to $296.7 million in the six months ended June 30, 2023, from $404.2 million in the six months ended June 30, 2022. This decrease was primarily driven by a reduction in stock-based compensation expense of $108.8 million and a reduction in transaction-related costs of $13.9 million, partially offset by an increase in cash-based compensation expense due to an increase in headcount.

(Loss) Gain on Remeasurement of Warrant Liabilities. We recorded a loss on remeasurement of warrant liabilities of $37.1 million in the six months ended June 30, 2023, compared to a gain of $27.0 million in the six months ended June 30, 2022 primarily due to changes in the underlying share price of our Class A common stock.
Other Income, Net. We recorded a de minimis amount of other income, net in the six months ended June 30, 2023, as compared to $32.3 million in the six months ended June 30, 2022. This decrease was primarily attributable to a change in the fair value of certain financial assets recorded in the six months ended June 30, 2022.
Net Loss. Net loss decreased by $210.4 million to $474.4 million in the six months ended June 30, 2023, as compared to a net loss of $684.8 million in the six months ended June 30, 2022, for the reasons discussed above.
Liquidity and Capital Resources
We had $1.1 billion in cash and cash equivalents as of June 30, 2023 (excluding player cash, which we segregate from our operating cash balances on behalf of our paid users for all jurisdictions and product offerings). We believe our cash on hand is sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months. We will continue to evaluate our long-term operating performance and cash needs and believe we are well positioned to continue to fund the operations of our business long-term.
Debt. In March 2021, we issued zero-coupon convertible senior notes in an aggregate principal amount of $1,265.0 million (the “Convertible Notes”). The Convertible Notes mature on March 15, 2028, subject to earlier conversion, redemption or repurchase. In connection with the pricing of the Convertible Notes and the exercise of the option to purchase additional Convertible Notes, we entered into privately negotiated capped call transactions (the “Capped Call Transactions”). The Capped Call Transactions are expected generally to reduce potential dilution to DraftKings Inc.’s Class A common stock upon any conversion of the Convertible Notes. The net cost of $124.0 million incurred to enter into the Capped Call Transactions was recorded as a reduction to additional paid-in capital on the Company’s consolidated balance sheet. As of June 30, 2023, the Convertible Notes, net of issuance costs, balance was $1,252.4 million.
Leases. We have lease arrangements for certain corporate office facilities, data centers, and motor vehicles. As of June 30, 2023, the Company had lease obligations of $67.7 million, with $3.3 million payable within 12 months.
Other Purchase Obligations. We have certain non-cancelable contracts with vendors, licensors and others requiring us to make future cash payments. As of June 30, 2023, these purchase obligations were $1,577.4 million, with $235.2 million payable in the remainder of 2023.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
(amounts in thousands)	2023	2022
Net cash used in operating activities	$(219,213)	$(529,303)
Net cash used in investing activities	(26,952)	(147,468)
Net cash used in financing activities	(37,848)	(12,531)
Net decrease in cash and cash equivalents and restricted cash	(284,013)	(689,302)
Cash and cash equivalents and restricted cash at beginning of period	1,778,825	2,629,842
Cash and cash equivalents and restricted cash at end of period	$1,494,812	$1,940,540
Operating Activities. Net cash used in operating activities in the six months ended June 30, 2023 decreased $310.1 million to $219.2 million, compared to $529.3 million in the six months ended June 30, 2022, mainly reflecting an improvement in net loss, net of non-cash items, of $284.3 million, as well as a cash outflow from changes in operating assets and liabilities of $83.7 million compared to an outflow of $106.9 million in the six months ended June 30, 2022, primarily due to improved collection of accounts receivable and timing of payments.
Investing Activities. Net cash used in investing activities during the six months ended June 30, 2023 decreased by $120.5 million to $27.0 million from $147.5 million during the same period in 2022, mainly reflecting $24.4 million of proceeds from the sale of marketable equity securities and other financial assets in 2023 and a reduction of $96.5 million from cash paid for acquisitions, net of cash acquired, related to the GNOG Transaction in 2022.
Financing Activities. Net cash used in financing activities during the six months ended June 30, 2023 increased by $25.3 million to $37.8 million from $12.5 million during the same period in 2022, primarily reflecting purchases of treasury stock related to the satisfaction of withholding taxes due upon the vesting of restricted stock units.

Commitments and Contingencies
Refer to Note 12 of our unaudited condensed consolidated financial statements included elsewhere in this Report for a summary of our commitments as of June 30, 2023.
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
During the six months ended June 30, 2023, there were no changes to the critical accounting estimates discussed in the 2022 Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in our exposure to market risk during the six months ended June 30, 2023. Refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the 2022 Annual Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

On May 24, 2018, the Texas Attorney General answered the complaint filed in Travis County, Texas.

FanDuel filed a petition in intervention on August 24, 2018, seeking essentially the same relief as the Company seeks. The Court entered an updated scheduling order setting the case for a non-jury trial on April 20, 2021. The parties subsequently filed an agreed motion to extend the scheduling order seeking, among other things, to change the non-jury trial date to January 27, 2025.

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

Interactive Games LLC

On June 14, 2019, Interactive Games LLC (“IG”) filed suit against us in the U.S. District Court for the District of Delaware. In the Complaint, IG alleges that our DFS product offering infringes two patents: U.S. Patent No. 8,956,231 (the

“231 Patent”), which is entitled “Multi-process communication regarding gaming information”, and U.S. Patent No. 8,974,302 (the “302 Patent”), which is entitled “Multi-process communication regarding gaming information.” That same Complaint alleges that our Sportsbook product offering infringes two additional patents: U.S. Patent No. 8,616,967 (the “967 Patent”), which is entitled “System and method for convenience gaming” and U.S. Patent No. 9,430,901 (the “901 Patent”), which is entitled “System and method for wireless gaming with location determination.” All four of these patents are collectively referred to as the “IG Patents.”

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

On June 17, 2020, we filed petitions for inter partes review with the Patent Trial and Appeal Board (the “PTAB”) challenging the validity of each of the IG Patents. The PTAB instituted review for the ‘901 Patent, the ‘231 Patent, and the ‘967 Patent but denied institution for the ‘302 Patent. On February 5, 2021, we filed a request for rehearing regarding the decision on the ‘302 Patent, which was denied by the PTAB on March 2, 2021. On October 13, 2021, the PTAB heard oral argument on the ’901 Patent, the ’231 Patent, and the ’967 Patent. On January 4, 2022, the PTAB issued a final written decision finding all challenged claims of the ’901 Patent, the ’231 Patent, and the ’967 Patent unpatentable. On March 8, 2022, IG appealed the final written decisions for all three instituted inter partes reviews. On April 19, 2022, IG moved to voluntarily dismiss the appeal for the inter partes review related to the ’901 Patent, which was granted on April 20, 2022. On July 15, 2022, IG filed its opening briefs in the appeals of the inter partes reviews for the ’231 Patent and ’967 Patent. On October 5, 2022, we filed our responsive briefs in the appeals of the IPRs related to the ’231 Patent and ’967 Patent. On November 23, 2022, IG filed its reply briefs in the appeals of the IPRs related to the ’231 Patent and ’967 Patent. Oral argument for both appeals was held on June 7, 2023. On June 9, 2023, the Federal Circuit affirmed the PTAB’s decisions for the IPRs related to both the ’231 Patent and ’967 Patent.

The ’302 Patent is currently subject to an ex parte reexamination proceeding at the U.S. Patent and Trademark Office (U.S. Patent Application No. 90/015,151) (the “’302 Reexam”). On June 12, 2023, a non-final office action was issued in the ’302 Reexam, rejecting or objecting to all claims in the ’302 Patent.

The District Court litigation remains stayed pending resolution of both: (1) all appeals from the inter partes reviews, and (2) the '302 Reexam and any subsequent appeals therefrom.

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

Matters Related to the GNOG Transaction

On August 12, 2022, a putative class action was filed in Nevada state District Court in Clark County against Golden Nugget Online Gaming, Inc. (“GNOG Inc.”), the Company and one of its officers and two affiliates, as well as former officers or directors and the former controlling stockholder of GNOG Inc. and Jefferies LLC. The lawsuit asserts claims on behalf of a putative class of former minority stockholders of GNOG Inc. alleging that certain former officers and directors of GNOG Inc. and its former controlling stockholder (Tilman Fertitta and/or Fertitta Entertainment, Inc.) breached their fiduciary duties to minority stockholders of GNOG Inc. in connection with the GNOG Transaction, and the other defendants aided and abetted the alleged breaches of fiduciary duty. On November 1, 2022, defendants filed motions to dismiss the action on the procedural grounds of improper forum and lack of personal jurisdiction over certain defendants or, in the alternative, to stay the action pending resolution of parallel proceedings in the Delaware Court of Chancery. On May 24, 2023, the court (i) granted the motions to dismiss for improper forum with respect to GNOG Inc. and its former officers and directors other than Mr. Fertitta, as well as Jefferies LLC, (ii) denied the motions to dismiss for improper forum with respect to the Company and its officer and two affiliates, as well as Mr. Fertitta and Fertitta Entertainment, Inc., and (iii) granted the non-dismissed defendants’ alternative request to stay the action for at least nine months pending resolution of parallel proceedings in the Delaware Court of Chancery. On June 29, 2023, the plaintiff filed a motion for reconsideration of the court’s order insofar as it found certain claims subject to a Delaware forum requirement, which motion remains pending.

On September 9, 2022, two similar putative class actions were filed in the Delaware Court of Chancery against former directors of GNOG Inc. and its former controlling stockholder, one of which also names the Company and Jefferies Financial Group, Inc. as defendants. These pending actions in Delaware assert substantially similar claims on behalf of a putative class of former minority stockholders of GNOG Inc. alleging that certain former officers and directors of GNOG Inc. and its former controlling stockholder (Tilman Fertitta) breached their fiduciary duties to minority stockholders of GNOG Inc. in connection with the GNOG Transaction, and one of the actions also alleges that the Company and Jefferies Financial Group, Inc. aided and abetted the alleged breaches of fiduciary duty. On October 12, 2022, the Delaware Court of Chancery consolidated these two actions under the caption In re Golden Nugget Online Gaming, Inc. Stockholders Litigation. On October 29, 2022, the court appointed co-lead plaintiffs in the consolidated action. On November 3, 2022, co-lead plaintiffs designated an operative complaint in the consolidated action. On January 13, 2023, defendants filed a motion seeking dismissal of the action. On June 8, 2023, the court denied defendants’ motion to dismiss.

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

AG 18, LLC d/b/a/ Arrow Gaming

On August 19, 2021, AG 18, LLC d/b/a/ Arrow Gaming (“Arrow Gaming”) filed a complaint against the Company in the United States District Court for the District of New Jersey alleging that the Company's DFS and Casino product offerings infringe four patents. On October 12, 2021, Arrow Gaming filed an amended complaint to add one additional patent. The following U.S. Patents are asserted against one or both of the Company's DFS and Casino product offerings in the amended complaint: (1) U.S. Patent No. 9,613,498, entitled “Systems and Methods For Peer-to-Peer Gaming”; (2) U.S. Patent No. 9,978,205, entitled “Location Based Restrictions on Networked Gaming”; (3) U.S. Patent No. 10,497,220 entitled “Location Based Restrictions on Networked Gaming”; (4) U.S. Patent No. 10,614,657 entitled “Location Based Restrictions on Networked Gaming”; and (5) U.S. Patent No. 11,024,131 entitled “Location Based Restrictions on Networked Gaming” (collectively, the “Arrow Gaming Patents”).

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

Between August 22, 2022 and August 30, 2022, the Company filed petitions for inter partes review with the PTAB challenging the validity of each of the Arrow Gaming Patents. On March 14, 2023, the PTAB granted institution of all inter partes review petitions, and it is expected to issue final written decisions by March 14, 2024. On June 7, 2023, Arrow Gaming filed its responses to the petitions. DraftKings’ replies in support of the petitions are currently due on September 6, 2023. On April 3, 2023, the District Court administratively terminated the lawsuit pending the PTAB’s final written decisions.

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

Beteiro, LLC

On November 22, 2021, Beteiro, LLC (“Beteiro”) filed a complaint against the Company in the United States District Court for the District of New Jersey alleging that the Company’s Sportsbook and Casino product offerings infringe four patents. The following U.S. Patents are asserted against the Company’s Sportsbook and Casino products in the complaint: U.S. Patent No. 9,965,920, entitled “Apparatus and Method for Facilitating Gaming Activity and/or Gambling Activity”; U.S. Patent No. 10,043,341, entitled “Apparatus and Method for Facilitating Gaming Activity and/or Gambling Activity”; U.S. Patent No. 10,147,266, entitled “Apparatus and Method for Facilitating Gaming Activity and/or Gambling Activity”; and U.S. Patent No. 10,255,755, entitled “Apparatus and Method for Facilitating Gaming Activity and/or Gambling Activity” (collectively, the “Beteiro Patents”).

The Company filed its motion to dismiss plaintiff’s complaint on February 9, 2022. On April 7, 2022, Plaintiff filed its opposition to the Company's motion to dismiss, and on April 25, 2022, the Company filed its reply thereto. On September 7, 2022, the Company's motion to dismiss the complaint was granted. On September 22, 2022, Beteiro filed its notice to appeal the ruling on the motion to dismiss. On October 5, 2022, Beteiro filed a motion for reconsideration of the ruling on the motion to dismiss at the District Court, which was denied by the District Court on November 2, 2022. On March 9, 2023, Beteiro filed its opening appellate brief. DraftKings’ responsive brief was filed on June 9, 2023. Beteiro’s reply brief was filed on July 1, 2023.

On October 28, 2022, the Company filed petitions for inter partes review with the PTAB challenging the validity of each of the Beteiro Patents. Between May 11, 2023 and May 12, 2023, the PTAB instituted review for all Beteiro Patents. Beteiro’s responses to the petitions are currently due on August 4, 2023.

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

On February 7, 2023, the Company filed an Amended Answer and Counterclaims to the Amended Complaint, and also filed a response to Colossus’ motion to strike. On February 28, 2023, Colossus filed another motion to strike DraftKings’ inequitable conduct affirmative defense and counterclaim. DraftKings filed its responsive brief on March 28, 2023. Colossus filed its reply brief on April 11, 2023. Magistrate Judge Burke held a hearing on Colossus’ motion on June 6, 2023 and subsequently issued a report and recommendation (the “Second Report and Recommendation”) that the motion be denied in part and granted in part. Colossus filed objections to the Second Report and Recommendation on June 21, 2023, and DraftKings filed its response to Colossus’ objections on July 5, 2023. On August 2, 2023, Judge Noreika overruled Colossus’ objections and adopted the Second Report and Recommendation.

Between November 29, 2022, and February 7, 2023, the Company filed petitions for inter partes review with the PTAB challenging the validity of the Colossus Patents. With respect to the seven patents remaining pending in the case, the PTAB granted institution of IPRs for each of the ’341 patent, ’969 patent, and the ’822 patent. The PTAB denied institution of IPR for each of the ’516 patent, ’716 patent, and the ’338 patent. The parties await the PTAB’s decision whether to institute IPR for the ’779 patent.

On August 1, 2023, DraftKings filed a motion to stay the case, but to allow foreign discovery to continue, during the pendency of the instituted IPRs.

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

Turley

On January 9, 2023, Simpson G. Turley, individually and on behalf of all others similarly situated, filed a purported class action against the Company in the United States District Court for the District of Massachusetts. Plaintiff alleges, among other things, that he was a contestant in the Company’s daily fantasy showdown contest for the January 2, 2023, NFL game between the Cincinnati Bengals and the Buffalo Bills (the “Bengals-Bills Game”). The Bengals-Bills Game was postponed and eventually cancelled due to Damar Hamlin collapsing during the game. Plaintiff alleges that he was winning prizes in multiple showdown contests at the point in time that the Bengals-Bills Game was cancelled (with 5:58 remaining in the first quarter). Plaintiff alleges that, instead of paying out the prize money, the Company refunded entry fees to contestants that entered showdown or flash draft fantasy contests. On May 8, 2023, plaintiff Turley and a new plaintiff (Erik Ramos) filed a First Amended Class Action Complaint. On June 12, 2023, DraftKings filed a motion to dismiss the claims asserted by both plaintiffs or, in the alternative, strike the flash draft allegations. Plaintiffs filed an opposition on July 17, 2023. Defendant was granted leave to file a reply, which is due on August 3, 2023. The plaintiffs assert claims for breach of contract, unfair and deceptive acts and practices, false advertising, and unjust enrichment. Among other things, plaintiffs seek statutory damages, monetary damages, punitive damages, attorney fees and interest.

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

Securities Matters Related to DraftKings Marketplace

On March 9, 2023, a putative class action was filed in Massachusetts federal court by an alleged purchaser of non-fungible tokens (“NFTs”) on the DraftKings Marketplace (“DK Marketplace”). The complaint asserts claims for violations of federal and state securities laws against the Company and three of its officers on the grounds that, among other things, the NFTs that are sold and traded on the DK Marketplace allegedly constitute securities that were not registered with the SEC in accordance with federal and Massachusetts law, and that the DK Marketplace is a securities exchange that is not registered in accordance with federal and Massachusetts law. Based on these allegations, the plaintiff brings claims seeking rescissory damages and other relief on behalf of himself and a putative class of persons who purchased NFTs on the DK Marketplace between August 11, 2021 and the present. On June 27, 2023, the court entered an order authorizing the plaintiff to file an amended complaint by August 4, 2023. The defendants’ response to the amended complaint is due on September 25, 2023. We intend to vigorously defend this case.

On July 17, 2023, the Company received a subpoena from the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts seeking documents and requesting answers to interrogatories concerning, among other things, DK Marketplace and NFTs that are sold on DK Marketplace, and related matters. We intend to comply with these requests.

Any adverse outcome in these matters could subject the Company to substantial damages and/or require alterations to the Company’s business. The Company cannot provide any assurance as to the outcome of these matters.

The Company cannot predict with any degree of certainty the outcome of these matters or determine the extent of any potential liability or damages. The Company also cannot provide an estimate of the possible loss or range of loss. Any adverse outcome in these matters could expose the Company to substantial damages, penalties and/or require alterations to the Company’s that may have a material adverse impact on the Company’s operations and cash flows.

Despite the potential for significant damages, the Company does not believe, based on currently available information, that the outcome of these matters will have a material adverse effect on Company’s financial condition, although the outcome could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

Shareholder Derivative Litigation Related to DraftKings Marketplace

On May 31, 2023, a putative shareholder derivative action was filed in Nevada state court by an alleged shareholder of the Company. The action asserts claims on behalf of the Company against certain senior officers and members of the Board of Directors of the Company for breach of fiduciary duty and unjust enrichment based primarily on allegations that the defendants caused or allowed the Company to disseminate misleading and inaccurate information to its shareholders in connection with NFTs that are sold and traded on the DK Marketplace. The action also alleges that certain individuals are liable for trading in Company stock at artificially inflated prices. The action seeks unspecified compensatory damages, changes to corporate governance and internal procedures, restitution, disgorgement, costs and attorney’s fees, and other unspecified relief. No defendant has responded to the complaint in this case.

The Company cannot predict with any degree of certainty the outcome of this matter or determine the extent of any potential liabilities. The Company also cannot provide an estimate of the possible loss or range of loss. Because this action alleges claims on behalf of the Company and purports to seek a judgment in favor of the Company, the Company does not believe, based on currently available information, that the outcome of the proceedings will have a material adverse effect on the Company’s financial condition, although the outcome could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
Certain of our directors and executive officers have made, and may from time to time enter into trading plans or make, elections to have shares sold or withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5–1 trading arrangements (as defined in Item 408(c) of Regulation S-K). On June 14, 2023, our Chief Financial Officer, Jason Park, terminated a Rule 10b5-1 trading arrangement adopted on December 14, 2021 that provided for the sale of 1,251,340 shares of the Company’s Class A Common Stock from such date until August 30, 2024.

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
Date: August 4, 2023
	By:	/s/ Jason K. Park
Name: Jason K. Park
Title: Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Erik Bradbury
Name: Erik Bradbury
Title: Chief Accounting Officer
(Principal Accounting Officer)