Form 10-Q
period 2023-09-30
DraftKings Inc.
filed 2023-11-03
CIK 1883685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2023, there were 466,241,933 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 393,013,951 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

DraftKings Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2023

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements.
DRAFTKINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	September 30, 2023
	(Unaudited)	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,111,596	$1,309,172
Cash reserved for users	475,984	469,653
Receivables reserved for users	209,485	160,083
Accounts receivable	27,778	51,097
Prepaid expenses and other current assets	143,079	94,836
Total current assets	1,967,922	2,084,841
Property and equipment, net	64,927	60,102
Intangible assets, net	718,958	776,934
Goodwill	886,373	886,373
Operating lease right-of-use assets	77,180	65,957
Equity method investments	9,630	10,080
Deposits and other non-current assets	136,526	155,865
Total assets	$3,861,516	$4,040,152

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$594,067	$517,587
Liabilities to users	856,334	686,173
Operating lease liabilities, current portion	12,132	4,253
Other current liabilities	65,930	38,444
Total current liabilities	1,528,463	1,246,457
Convertible notes, net of issuance costs	1,253,089	1,251,103
Non-current operating lease liabilities	76,926	69,332
Warrant liabilities	53,695	10,680
Long-term income tax liability	68,253	69,858
Other long-term liabilities	79,668	70,029
Total liabilities	$3,060,094	$2,717,459
Commitments and contingent liabilities (Note 12)

Stockholders' equity:
Class A common stock, $0.0001 par value; 900,000 shares authorized as of September 30, 2023 and December 31, 2022; 477,198 and 459,265 shares issued and 465,906 and 450,575 outstanding as of September 30, 2023 and December 31, 2022, respectively	$46	$45
Class B common stock, $0.0001 par value; 900,000 shares authorized as of September 30, 2023 and December 31, 2022; 393,014 shares issued and outstanding as of September 30, 2023 and December 31, 2022	39	39
Treasury stock, at cost; 11,292 and 8,690 shares as of September 30, 2023 and December 31, 2022, respectively	(391,484)	(332,133)
Additional paid-in capital	7,045,655	6,750,055
Accumulated deficit	(5,889,322)	(5,131,801)
Accumulated other comprehensive income	36,488	36,488
Total stockholders’ equity	$801,422	$1,322,693
Total liabilities and stockholders’ equity	$3,861,516	$4,040,152
See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except loss per share data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue	$789,957	$501,938	$2,434,536	$1,385,328
Cost of revenue	543,454	372,692	1,575,517	998,838
Sales and marketing	313,323	321,714	909,943	840,695
Product and technology	89,005	76,299	266,999	234,853
General and administrative	130,761	186,261	427,493	590,476
Loss from operations	(286,586)	(455,028)	(745,416)	(1,279,534)
Other income (expense):
Interest income	14,420	6,969	39,626	10,360
Interest expense	(670)	(668)	(1,991)	(1,982)
(Loss) gain on remeasurement of warrant liabilities	(7,751)	(6,797)	(44,827)	20,199
Other income (expense), net	(1,217)	8,257	(1,153)	40,566
Loss before income tax provision and loss from equity method investment	(281,804)	(447,267)	(753,761)	(1,210,391)
Income tax provision (benefit)	1,291	3,177	3,310	(77,580)
Loss from equity method investment	8	50	450	2,479
Net loss attributable to common stockholders	$(283,103)	$(450,494)	$(757,521)	$(1,135,290)

Loss per share attributable to common stockholders:
Basic and diluted	$(0.61)	$(1.00)	$(1.64)	$(2.63)
See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock Amount	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2022	450,575	$45	393,014	$39	$6,750,055	$(5,131,801)	$36,488	$(332,133)	$1,322,693
Exercise of stock options	701	—	—	—	2,192	—	—	—	2,192
Stock-based compensation expense	—	—	—	—	117,400	—	—	—	117,400
Purchase of treasury stock	(1,399)	—	—	—	—	—	—	(27,358)	(27,358)
Restricted stock unit vesting	11,757	1	—	—	—	—	—	—	1
Net loss	—	—	—	—	—	(397,148)	—	—	(397,148)
Balances at March 31, 2023	461,634	$46	393,014	$39	$6,869,647	$(5,528,949)	$36,488	$(359,491)	$1,017,780
Exercise of stock options	284	—	—	—	1,144	—	—	—	1,144
Stock-based compensation expense	—	—	—	—	89,193	—	—	—	89,193
Shares issued for exercise of warrants	62	—	—	—	1,470	—	—	—	1,470
Purchase of treasury stock	(587)	—	—	—	—	—	—	(13,826)	(13,826)
Restricted stock unit vesting	1,864	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(77,270)	—	—	(77,270)
Balances at June 30, 2023	463,257	$46	393,014	$39	$6,961,454	$(5,606,219)	$36,488	$(373,317)	$1,018,491
Exercise of stock options	1,359	—	—	—	5,506	—	—	—	5,506
Stock-based compensation expense	—	—	—	—	78,353	—	—	—	78,353
Shares issued for exercise of warrants	11	—	—	—	342	—	—	—	342
Purchase of treasury stock	(617)	—	—	—	—	—	—	(18,167)	(18,167)
Restricted stock unit vesting	1,896	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(283,103)	—	—	(283,103)
Balances at September 30, 2023	465,906	$46	393,014	$39	$7,045,655	$(5,889,322)	$36,488	$(391,484)	$801,422

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock Amount	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2021	407,781	$41	393,014	$39	$5,702,388	$(3,753,814)	$36,488	$(306,614)	$1,678,528
Exercise of stock options	913	—	—	—	1,770	—	—	—	1,770
Stock-based compensation expense	—	—	—	—	187,077	—	—	—	187,077
Purchase of treasury stock	(793)	—	—	—	—	—	—	(14,083)	(14,083)
Restricted stock unit vesting	9,327	1	—	—	—	—	—	—	1
Net loss	—	—	—	—	—	(467,693)	—	—	(467,693)
Balances at March 31, 2022	417,228	$42	393,014	$39	$5,891,235	$(4,221,507)	$36,488	$(320,697)	$1,385,600
Exercise of stock options	902	—	—	—	3,131	—	—	—	3,131
Stock-based compensation expense	—	—	—	—	135,521	—	—	—	135,521
Equity consideration issued for acquisition	29,252	3	—	—	460,125	—	—	—	460,128
Shares issued for exercise of warrants	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	(254)	—	—	—	—	—	—	(3,393)	(3,393)
Restricted stock unit vesting	894	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(217,103)	—	—	(217,103)
Balances at June 30, 2022	448,022	$45	393,014	$39	$6,490,012	$(4,438,610)	$36,488	$(324,090)	$1,763,884
Exercise of stock options	69	—	—	—	224	—	—	—	224
Stock-based compensation expense	—	—	—	—	126,038	—	—	—	126,038
Shares issued for exercise of warrants	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	(267)	—	—	—	—	—	—	(4,536)	(4,536)
Restricted stock unit vesting	840	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(450,494)	—	—	(450,494)
Balances at September 30, 2022	448,664	$45	393,014	$39	$6,616,274	$(4,889,104)	$36,488	$(328,626)	$1,435,116

See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Nine months ended September 30,
	2023	2022
Operating Activities:
Net loss	$(757,521)	$(1,135,290)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	146,722	120,629
Non-cash interest (income) expense, net	(554)	985
Stock-based compensation expense	284,946	448,636
Loss from equity method investment	450	2,479
Loss (gain) on remeasurement of warrant liabilities	44,827	(20,199)
Loss (gain) on marketable equity securities and other financial assets	75	(32,483)
Deferred income taxes	4,527	(78,051)
Other expenses, net	(1,944)	(5,109)
Change in operating assets and liabilities, net of business combinations:
Receivables reserved for users	(49,402)	(34,691)
Accounts receivable	24,174	13,834
Prepaid expenses and other current assets	(20,757)	(20,669)
Deposits and other non-current assets	(3,983)	(1,989)
Operating leases, net	1,907	698
Accounts payable and accrued expenses	79,047	129,233
Liabilities to users	170,161	136,650
Long-term income tax liability	(1,605)	(11,200)
Other long-term liabilities	5,112	9,476
Net cash flows used in operating activities	$(73,818)	$(477,061)
Investing Activities:
Purchases of property and equipment	(19,885)	(19,903)
Cash paid for internally developed software costs	(60,006)	(46,513)
Acquisition of gaming licenses	(10,971)	(3,919)
Proceeds from marketable equity securities and other financial assets	24,425	—
Cash paid for acquisition, net of cash acquired	—	(96,507)
Other investing activities, net	(481)	(5,090)
Net cash flows used in investing activities	$(66,918)	$(171,932)
Financing Activities:
Proceeds from shares issued for warrants	—	44
Purchase of treasury stock	(59,351)	(22,012)
Proceeds from exercise of stock options	8,842	5,125
Net cash flows used in financing activities	$(50,509)	$(16,843)
Net decrease in cash and cash equivalents and restricted cash	(191,245)	(665,836)
Cash and cash equivalents and restricted cash at the beginning of period	1,778,825	2,629,842
Cash and cash equivalents and restricted cash, end of period	$1,587,580	$1,964,006

Disclosure of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,111,596	$1,382,651
Cash reserved for users	475,984	581,355
Total cash, cash equivalents and restricted cash, end of period	$1,587,580	$1,964,006

Supplemental Disclosure of Noncash Investing and Financing Activities:
Equity consideration issued for acquisitions	$—	$460,128
Investing activities included in changes in accounts payable and accrued expenses	$(408)	$12,835
Decrease of warrant liabilities from cashless exercise of warrants	$1,812	$—
Supplemental Disclosure of Cash Activities:
Increase in cash reserved for users	$6,331	$104,405
Cash paid for interest	$—	$—
See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except loss per share data, unless otherwise noted)
1.Description of Business
We are a digital sports entertainment and gaming company that provides users with online sports betting (“Sportsbook”), online casino (“iGaming”) and daily fantasy sports (“DFS”) product offerings, as well as retail sportsbook, media and other consumer product offerings. We are also involved in the design and development of sports betting and casino gaming software for online and retail sportsbooks and iGaming operators.
In May 2018, the Supreme Court (the “Court”) struck down on constitutional grounds the Professional and Amateur Sports Protection Act of 1992, a law that prohibited most states from authorizing and regulating sports betting. As of September 30, 2023, 36 U.S. states, the District of Columbia and Puerto Rico have legalized some form of sports betting. Of those 38 legal jurisdictions, 31 have legalized online sports betting. Of those 31 jurisdictions, 27 are live, and DraftKings operates in 22 of them. The U.S. jurisdictions with statutes legalizing iGaming are Connecticut, Delaware, Michigan, New Jersey, Pennsylvania, Rhode Island and West Virginia.

As of September 30, 2023, we operate our Sportsbook product offering in Arizona, Colorado, Connecticut, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Oregon, Pennsylvania, Tennessee, Virginia, West Virginia, Wyoming and Ontario, Canada, and we operate retail sportsbooks in Colorado, Connecticut, Illinois, Iowa, Kansas, Kentucky, Louisiana, Michigan, Mississippi, New Hampshire, New Jersey and Washington. As of September 30, 2023, we operate our iGaming product offering in Connecticut, Michigan, New Jersey, Pennsylvania, West Virginia and Ontario, Canada. The Company also has arrangements in place with land-based casinos to expand operations into additional states upon the passing of relevant legislation, the issuance of related regulations and the receipt of required licenses.

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

All intercompany accounts and transactions are eliminated upon consolidation. Certain amounts, which are not material, in the prior year’s consolidated financial statements have been reclassified to conform to the current year's presentation.

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

However, beginning in the fourth quarter of 2022, as a result of the Company’s integration of the technology and expertise of SBTech, the Company began to view the B2B segment primarily as a cost center of the B2C segment and, therefore, began to operate its business and report its results as a single operating segment. The Company’s determination that it operates as a single segment is consistent with the CODM's regular review of consolidated financial information for the purposes of evaluating performance, allocating resources and planning and forecasting for future periods. Prior periods have been reclassified to conform with the new segment presentation.

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

3.Business Combination
Acquisition of Golden Nugget Online Gaming, Inc.

On May 5, 2022, DraftKings consummated the GNOG Transaction, and, under the terms of the GNOG Merger Agreement and subject to certain exclusions contained therein, GNOG stockholders received a fixed ratio of 0.365 shares of DraftKings Inc.’s Class A common stock for each share of GNOG that they held on the GNOG Closing Date. DraftKings Inc. issued approximately 29.3 million shares of its Class A common stock in connection with the consummation of the GNOG Transaction. Operating results for GNOG following the GNOG Closing Date are included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022.

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

	Three months ended September 30,		Nine months ended September 30,
	2023 Actual	2022 Pro Forma	2023 Actual	2022 Pro Forma
Revenue	$789,957	$501,938	$2,434,536	$1,429,463
Net loss	$(283,103)	$(450,494)	$(757,521)	$(1,137,037)

The foregoing pro forma financial information is based on estimates and assumptions, which the Company believes are reasonable. The pro forma financial information includes adjustments primarily related to purchase accounting adjustments. Acquisition costs and other non-recurring charges incurred are included in the period of assumed acquisition.

4.Intangible Assets
Intangible Assets
The Company has the following intangible assets, net as of September 30, 2023:

	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Developed technology	4.6 years	$422,900	$(179,985)	$242,915
Internally developed software	2.3 years	227,882	(104,217)	123,665
Gaming licenses	10.6 years	217,626	(42,752)	174,874
Customer relationships	4.2 years	269,728	(114,718)	155,010
Trademarks, tradenames and other	3.5 years	37,674	(19,080)	18,594
Indefinite-lived intangible assets:
Digital assets, net of impairment	Indefinite-lived	3,900	—	3,900
Total		$1,179,710	$(460,752)	$718,958
The Company had the following intangible assets, net as of December 31, 2022:

	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Developed technology	5.4 years	$422,900	$(140,200)	$282,700
Internally developed software	2.4 years	168,277	(70,575)	97,702
Gaming licenses	11.0 years	206,655	(29,487)	177,168
Customer relationships	4.6 years	269,728	(75,791)	193,937
Trademarks, tradenames and other	3.8 years	36,193	(13,463)	22,730
Indefinite-lived intangible assets:
Digital assets, net of impairment	Indefinite-lived	2,697	—	2,697
Intangible assets, net		$1,106,450	$(329,516)	$776,934

Amortization expense was $45.1 million and $131.2 million for the three and nine months ended September 30, 2023, respectively, and $40.6 million and $106.8 million for the three and nine months ended September 30, 2022, respectively.

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

Borrowings under the Credit Agreement bear interest at a variable annual rate equal to the greater of (i) 1.00% above the prime rate then in effect and (ii) 5.00%, and the Credit Agreement requires monthly, interest-only payments on any outstanding borrowings. In addition, the Company is required to pay quarterly in arrears a commitment fee equal to 0.25% per annum of the unused portion of the Revolving Line of Credit. As of September 30, 2023, the Credit Agreement provided a revolving line of credit of up to $125.0 million, and there was no principal outstanding under the Credit Agreement. Net borrowing capacity available from the Credit Agreement as of September 30, 2023 totaled $122.7 million. The Company is also subject to certain affirmative and negative covenants under the Credit Agreement, which the Company was in compliance with as of September 30, 2023.

Surety Bonds

As of September 30, 2023, the Company has been issued $175.0 million in surety bonds at a combined annual premium cost of 0.4%, which are held for certain regulators’ use and benefit in order for the Company to satisfy state license requirements. There have been no claims against such bonds and the likelihood of future claims is remote.

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
As of September 30, 2023, the Company’s convertible debt balance was $1,253.1 million, net of unamortized debt issuance costs of $11.9 million. Amortization of debt issuance costs was $0.7 million and $2.0 million for the three and nine months ended September 30, 2023, respectively, and $0.7 million and $2.0 million for the three and nine months ended September 30, 2022, which are included in the interest expense line-item on the Company's consolidated statements of operations. Although recorded at amortized cost on the Company’s consolidated balance sheets, the estimated fair value of the Convertible Notes was $963.8 million and $786.5 million as of September 30, 2023 and December 31, 2022, respectively, which was calculated using the estimated or actual bids and offers of the Convertible Notes in an over-the-counter market on the last business day of the period, which is a Level 1 fair value measurement.
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
Indirect tax statutes and regulations are complex and subject to differences in application and interpretation. Tax authorities may impose indirect taxes on Internet-delivered activities based on statutes and regulations which, in some cases, were established prior to the advent of the Internet and do not apply with certainty to the Company’s business. The Company’s estimated contingent liability for indirect taxes may be materially impacted by future audit results, litigation, and settlements, should they occur. The Company’s activities by jurisdiction may vary from period to period, which could result in differences in the applicability of indirect taxes from period to period.
As of September 30, 2023 and December 31, 2022, the Company’s estimated contingent liability for indirect taxes was $68.3 million and $60.3 million, respectively. The estimated contingent liability for indirect taxes is recorded within other long-term liabilities on the condensed consolidated balance sheets and general and administrative expenses on the condensed consolidated statements of operations.
Warrant Liabilities
As part of the initial public offering of Diamond Eagle Acquisition Corp. ("DEAC") on May 14, 2019 (the “IPO”), DEAC issued 13.3 million warrants each of which entitles the holder to purchase one share of DraftKings Inc.’s Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, DEAC completed the private sale of 6.3 million warrants to DEAC’s sponsor (the “Private Warrants”), each of which entitles the holder to purchase one share of DraftKings Inc.’s Class A common stock at an exercise price of $11.50 per share. As of September 30, 2023, there were no Public Warrants outstanding and 1.5 million Private Warrants outstanding. On May 5, 2022, in connection with the consummation of the GNOG Transaction, Old DraftKings entered into an assignment and assumption agreement (the “Old DraftKings Warrant Assignment Agreement”) with DraftKings Inc., Computershare Trust Company, N.A. and Computershare Inc. (together, “Computershare”), pursuant to which Old DraftKings assigned to DraftKings Inc. all of its rights, interests and obligations under the warrant agreement, dated as of May 10, 2019 (the “Old DraftKings Warrant Agreement”), by and between DEAC and Continental Stock Transfer & Trust Company, as warrant agent, as assumed by Old DraftKings and assigned to Computershare by that certain assignment and assumption agreement, dated as of April 23, 2020, governing Old DraftKings’ outstanding Private Warrants, on the terms and conditions set forth in the Old DraftKings Warrant Assignment Agreement. In connection with the consummation of the GNOG Transaction and pursuant to the Old DraftKings Warrant Assignment Agreement, each of the outstanding Private Warrants became exercisable for one share of DraftKings Inc. Class A common stock on the existing terms and conditions, except as otherwise described in the Old DraftKings Warrant Assignment Agreement.

In addition, on May 5, 2022, in connection with the consummation of the GNOG Transaction, the Company assumed an additional 5.9 million warrants, each of which entitled the holder to purchase one share of GNOG’s Class A common stock at an exercise price of $11.50 per share (the “GNOG Private Warrants”). Effective as of the consummation of the GNOG Transaction, each of the outstanding GNOG Private Warrants became exercisable for 0.365 of a share of DraftKings Inc.'s Class A common stock, or approximately 2.1 million shares of DraftKings Inc.’s Class A common stock in the aggregate, on the existing terms and conditions of such GNOG Private Warrants, except as otherwise described in the assignment and assumption agreement relating to the GNOG Private Warrants entered into on the GNOG Closing Date. As of September 30, 2023, there were 5.9 million GNOG Private Warrants outstanding.

The Company classifies the Public Warrants, the Private Warrants and the GNOG Private Warrants pursuant to ASC Topic 815, Derivatives and Hedging, as derivative liabilities with subsequent changes in their respective fair values recognized in its consolidated statement of operations at each reporting date. As of September 30, 2023, the fair value of the Company’s warrant liability was $53.7 million. Due to fair value changes during the three and nine months ended September 30, 2023, the Company recorded losses on the remeasurement of its warrant liabilities of $7.8 million and $44.8 million, respectively. The Company recorded a loss on the remeasurement of its warrant liability of $6.8 million for the three months ended September 30, 2022 and a gain on the remeasurement of its warrant liability of $20.2 million for the nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2023, 0.1 million Private Warrants were exercised and no GNOG Private Warrants were exercised.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value as of September 30, 2023 and December 31, 2022 based on the three-tier fair value hierarchy:

	September 30, 2023
	Level 1		Level 2		Level 3		Total
Assets
Cash equivalents:
Money market funds	$212,218	(1)	$—		$—		$212,218
Other current assets:
Digital assets held for users	—		65,930	(6)	—		65,930
Other non-current assets:
Derivative instruments	—		—		19,999	(4)	19,999
Equity securities	—		13,533	(3)	—		13,533
Total	$212,218		$79,463		$19,999		$311,680

Liabilities
Digital assets held for users	$—		$65,930	(6)	$—		$65,930
Warrant liabilities	—		53,695	(5)	—		53,695
Total	$—		$119,625		$—		$119,625

	December 31, 2022
	Level 1		Level 2		Level 3		Total
Assets
Cash equivalents:
Money market funds	$304,216	(1)	$—		$—		$304,216
Other current assets:
Digital assets held for users	—		38,444	(6)	—		38,444
Other non-current assets:
Derivative instruments	—		—		26,248	(4)	26,248
Equity securities	18,250	(2)	13,533	(3)	—		31,783
Total	$322,466		$51,977		$26,248		$400,691

Liabilities
Digital assets held for users	—		$38,444	(6)	—		$38,444
Warrant liabilities	$—		$10,680	(5)	$—		10,680
Total	$—		$49,124		$—		$49,124

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
(4)Represents the Company’s derivative instruments held in other public and privately held entities. The Company measures the fair value of these derivative instruments using option pricing models and, accordingly, classifies these assets as Level 3. During the nine months ended September 30, 2023, we sold Level 3 derivative instruments with a fair value at December 31, 2022 of $6.2 million for proceeds of $5.3 million and there were no new Level 3 derivative instruments purchased by or issued to the Company. The table below includes a range and an average weighted by relative fair value of the significant unobservable inputs used to measure the fair value of the Level 3 derivative instruments. A change in these significant unobservable inputs might result in a significantly higher or lower fair value measurement at the reporting date.

	September 30, 2023	December 31, 2022
Significant Unobservable Input	Range (Weighted Average)	Range (Weighted Average)
Underlying stock price	$12.79 - $19.80 ($19.41)	$7.30 - $19.80 ($16.53)
Volatility	75.0% - 80.0% (79.7%)	56.0% - 80.0% (74.1%)
Risk-free rate	1.3% - 4.2% (4.0%)	1.3% - 4.3% (4.1%)
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

For the three and nine months ended September 30, 2023, the Company recorded zero unrealized gains or losses and $0.1 million of unrealized gains on its financial assets carried at fair value, respectively. For the three and nine months ended September 30, 2022, the Company recorded $0.7 million and $32.5 million of unrealized gains, respectively, which primarily resulted from those financial assets categorized as Level 3. Those unrealized gains and losses are included within other income, net in the condensed consolidated statements of operations.

7.Revenue Recognition
Deferred Revenue

The Company includes deferred revenue within accounts payable and accrued expenses and within liabilities to users in the condensed consolidated balance sheets. The deferred revenue balances were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Deferred revenue, beginning of the period	$105,478	$84,674	$133,851	$91,554
Deferred revenue, end of the period	$239,225	$165,185	$239,225	$165,185
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$85,122	$34,621	$133,054	$70,042

Deferred revenue primarily represents contract liabilities related to the Company’s obligation to transfer future value in relation to in period transactions in which the Company has received consideration. These obligations are primarily related to incentive programs and wagered amounts associated with unsettled or pending outcomes that fluctuate based on volume of activity. Such obligations are recognized as liabilities when awarded to users and are recognized as revenue when those liabilities are later resolved.

Revenue Disaggregation

Disaggregation of revenue for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Online gaming	$768,265	$468,455	$2,353,293	$1,289,257
Gaming software	6,304	9,093	23,495	34,057
Other	15,388	24,390	57,748	62,014
Total Revenue	$789,957	$501,938	$2,434,536	$1,385,328

Online gaming includes Sportsbook, iGaming and DFS, which have certain similar attributes and patterns of recognition. Sources of other revenue primarily include media and other consumer product offerings. The opening and closing balances of the Company's accounts receivable from contracts with customers were $51.1 million and $27.8 million for the nine months ended September 30, 2023, respectively, and $45.9 million and $41.0 million for the nine months ended September 30, 2022, respectively.

8. Stock-Based Compensation
The Company has historically issued three types of stock-based compensation: time-based awards, long-term incentive plan (“LTIP”) awards and performance-based stock compensation plan (“PSP”) awards. Time-based awards are equity awards that tie vesting to length of service with the Company and generally vest over a four-year period in annual and/or quarterly installments. LTIP awards are performance-based equity awards that are used to establish longer-term performance objectives and incentivize management to meet those objectives. PSP awards are performance-based equity awards which establish performance objectives related to one or two particular fiscal years. LTIP awards generally vest when revenue and/or Adjusted EBITDA targets are achieved amongst other conditions, while PSP awards generally vest upon achievement of revenue and/or Adjusted EBITDA targets and have a range of payouts amongst other conditions. All stock-based compensation awards expire seven to ten years after the grant date thereof.

The following table shows restricted stock unit (“RSU”) and stock option activity for the nine months ended September 30, 2023:

	Time-Based		PSP		LTIP		Total	Weighted Average Exercise Price of Options	Weighted Average FMV of RSUs
	Options	RSUs	Options	RSUs	Options	RSUs
Outstanding at December 31, 2022	12,259	15,273	2,273	13,119	11,152	13,864	67,940	$6.17	$29.64
Granted	600	11,128	—	2,240	—	209	14,177	25.81	18.77
Exercised options / vested RSUs	(1,152)	(5,460)	(546)	(1,715)	(646)	(8,342)	(17,861)	3.85	42.07
Change in awards due to performance-based multiplier	—	—	—	1,141	—	—	1,141	—	60.25
Forfeited	(285)	(1,508)	—	(893)	—	(387)	(3,073)	6.88	21.98
Outstanding at September 30, 2023	11,422	19,433	1,727	13,892	10,506	5,344	62,324	$6.68	$22.35

As of September 30, 2023, total unrecognized stock-based compensation expense of $602.4 million related to granted and unvested stock-based compensation arrangements is expected to be recognized over a weighted-average period of 2.7 years. The following tables shows stock compensation expense for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30, 2023			Three months ended September 30, 2022
	Options	RSUs	Total	Options	RSUs	Total
Time-based (1)	$1,849	$39,936	$41,785	$3,577	$25,924	$29,501
PSP (2)	—	21,876	21,876	—	11,368	11,368
LTIP (2)	—	14,692	14,692	—	85,169	85,169
Total	$1,849	$76,504	$78,353	$3,577	$122,461	$126,038

	Nine months ended September 30, 2023			Nine months ended September 30, 2022
	Options	RSUs	Total	Options	RSUs	Total
Time-based (1)	$8,239	$123,495	$131,734	$11,271	$74,693	$85,964
PSP (2)	—	81,763	81,763	—	68,499	68,499
LTIP (2)	—	71,449	71,449	—	294,173	294,173
Total	$8,239	$276,707	$284,946	$11,271	$437,365	$448,636

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

9.Income Taxes
The Company’s provision (benefit) for income taxes for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Income tax provision (benefit)	$1,291	$3,177	$3,310	$(77,580)

The effective tax rates for the three months ended September 30, 2023 and 2022 were (0.5)% and (0.7)%, respectively, and the effective tax rates for the nine months ended September 30, 2023 and 2022 were (0.4)% and 6.4%, respectively. The difference between the Company’s effective tax rates for the three and nine month periods ended September 30, 2023 and 2022 and the U.S. statutory tax rate of 21% was primarily due to a valuation allowance related to the Company’s deferred tax assets, offset partially by current state tax and current foreign tax. Additionally, the Company recorded a discrete income tax benefit of $76.8 million during the second quarter of 2022 which was attributable to non-recurring partial releases of the Company’s U.S. valuation allowance as a result of the purchase accounting for GNOG. The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all such deferred tax assets will not be realized.

10.Loss Per Share
The computation of loss per share and weighted-average shares of the Company's Class A common stock outstanding for the periods presented are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net loss attributable to common stockholders	$(283,103)	$(450,494)	$(757,521)	$(1,135,290)
Basic and diluted weighted-average common shares outstanding	464,773	448,331	460,762	432,278
Loss per share attributable to common stockholders:
Basic and diluted	$(0.61)	$(1.00)	$(1.64)	$(2.63)

There were no preferred or other dividends declared for the three and nine months ended September 30, 2023. For the periods presented, the following securities were not required to be included in the computation of diluted shares outstanding:

	September 30, 2023	September 30, 2022
Class A common stock resulting from exercise of all warrants	$3,630	$3,761
Stock options and RSUs	62,324	52,717
Convertible notes	13,337	13,337
Total	$79,291	$69,815

11.Related-Party Transactions
Financial Advisor
On May 7, 2021, DraftKings entered into a master engagement letter (as amended, the “Master Engagement Letter”), with Raine Securities LLC (the “Financial Advisor”), an affiliate of Raine. John Salter, who served as a member of our Board of Directors until April 2022, is a partner of Raine. Pursuant to the Master Engagement Letter, Raine Securities will act as a financial advisor to DraftKings in connection with certain proposed transactions, and DraftKings will pay Raine Securities certain fees and expenses from time to time on the terms and conditions described in the related statements of work. For the three and nine months ended September 30, 2023, the Company incurred no fees payable to the Financial Advisor. During the three and nine months ended September 30, 2022, the Company incurred $8.5 million of fees payable to the Financial Advisor.

Receivables from Equity Method Investment
The Company provides office space and general operational support to DKFS, LLC, an equity-method affiliate. The operational support is primarily in the form of general and administrative services. As of September 30, 2023 and December 31, 2022, the Company had no receivables and $0.2 million of receivables, respectively, from DKFS, LLC related to those services and expenses to be reimbursed to the Company, which are included within non-current assets in its condensed consolidated balance sheets. The Company has committed to invest up to $17.5 million into DBDK Venture Fund I, LP, a Delaware limited partnership and a subsidiary of DKFS, LLC. As of September 30, 2023, the Company had invested a total of $6.7 million of the total commitment.

Transactions with a Former Director and their Immediate Family Members
For the three and nine months ended September 30, 2023, the Company had $0.2 million and $1.4 million in sales, respectively, to entities owned by an immediate family member of a former director of the Company. The Company had an associated accounts receivable balance of $0.1 million and $0.2 million as of September 30, 2023 and December 31, 2022, respectively, included in accounts receivable in its condensed consolidated balance sheets.
Aircraft
In 2022, from time to time, the Company chartered, without mark-up, a private plane owned by an entity controlled by Jason Robins, the Company’s Chief Executive Officer, utilizing aircraft services from Jet Aviation Flight Services, Inc. for the business and personal travel of Mr. Robins and his family. The Company had no direct or indirect interest in such private plane. During the three and nine months ended September 30, 2023, the Company incurred no expense for use of the aircraft under these chartering services. During the three and nine months ended September 30, 2022, the Company incurred no expense and a $0.7 million expense for use of the aircraft under these chartering services, respectively.

On March 30, 2022, the Company entered into a one-year lease of an aircraft from an entity controlled by Mr. Robins, pursuant to which Mr. Robins’ entity leased the aircraft to the Company for $0.6 million for a one-year period (the “Original Aircraft Lease”). The Company covered all operating, maintenance and other expenses associated with the aircraft. The Original Aircraft Lease expired in accordance with its terms on March 30, 2023, and DraftKings entered into a new one-year lease of such aircraft from an entity controlled by Mr. Robins for $0.6 million and otherwise on terms and conditions substantially the same as the Original Aircraft Lease, effective upon the expiration thereof (collectively with the Original Aircraft Lease, the “Aircraft Leases”). The audit and compensation committees of the Company’s Board of Directors approved this arrangement, as well as the Aircraft Leases, based on, among other things, the requirements of the overall security program that Mr. Robins and his family fly private and the committees' assessment that such an arrangement is more efficient and flexible and better ensures safety, confidentiality and privacy. During the three and nine months ended September 30, 2023, the Company incurred $0.1 million and $0.5 million of expense under the Aircraft Leases, respectively.

12.Leases, Commitments and Contingencies
Leases
The Company primarily leases corporate office facilities, data centers and motor vehicles under operating lease agreements. Some of the Company’s leases include one or more options to renew. For a majority of our leases, we do not assume renewals in our determination of the lease term as the renewals are not deemed to be reasonably assured. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. As of September 30, 2023, the Company’s lease agreements typically have terms not exceeding ten years.
Payments under the Company’s lease arrangements may be fixed or variable, and variable lease payments primarily represent costs related to common area maintenance and utilities. The components of lease cost are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating lease cost	$5,779	$5,562	$14,298	$15,471
Short term lease cost	361	1,550	2,221	4,628
Variable lease cost	1,382	984	4,215	2,863
Sublease income	(236)	(255)	(704)	(715)
Total lease cost	$7,286	$7,841	$20,030	$22,247

Supplemental cash flow and other information for the nine months ended September 30, 2023 and 2022 related to operating leases was as follows:

	Nine months ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$9,830	$12,511
Right-of-use assets obtained in exchange for new operating lease liabilities	$22,221	$23,056

The weighted-average remaining lease term for the Company's operating leases was 7.5 years, and the weighted-average discount rate for the Company's operating leases was 6.5%, in each case as of September 30, 2023. The Company calculated the weighted-average discount rate using incremental borrowing rates, which equal the rates of interest that it would pay to borrow funds on a fully collateralized basis over a similar term.
Maturities of lease liabilities are as follows:

Years Ending December 31,
From October 1, 2023 to December 31, 2023	$3,711
2024	15,768
2025	14,616
2026	14,528
2027	11,455
Thereafter	50,372
Total undiscounted future cash flows	110,450
Less: Imputed interest	(21,392)
Present value of undiscounted future cash flows	$89,058

Other Contractual Obligations and Contingencies
The Company is party to several non-cancelable contracts with vendors where the Company is obligated to make future minimum payments under the terms of these contracts as follows:

Years Ending December 31,
From October 1, 2023 to December 31, 2023	$126,691
2024	439,149
2025	346,934
2026	195,764
2027	112,088
Thereafter	265,029
Total	$1,485,655

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
Securities Matters Arising From the Hindenburg Report and Related Matters

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
Beginning on July 9, 2021, the Company received subpoenas from the SEC seeking documents concerning, among other things, certain of the allegations raised in the Hindenburg Report, as well as the Company’s adherence to and disclosures regarding its compliance policies and procedures, and related matters. The Company intends to comply with the related requests and is cooperating with the SEC’s ongoing inquiry.
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
Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Report. Any statements contained herein that are not statements of historical fact may be forward-looking statements, such as:
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
 Our Business
We are a digital sports entertainment and gaming company that provides users with online sports betting (“Sportsbook”), online casino (“iGaming”) and daily fantasy sports (“DFS”) product offerings, as well as retail sportsbook, media and other consumer product offerings. We are also involved in the design and development of sports betting and casino gaming software for online and retail sportsbooks and iGaming operators.

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
Financial Highlights and Trends
The following table sets forth a summary of our financial results for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(amounts in thousands)	2023	2022	2023	2022
Revenue	$789,957	$501,938	$2,434,536	$1,385,328
Net Loss	(283,103)	(450,494)	(757,521)	(1,135,290)
Adjusted EBITDA (1)	(153,414)	(264,211)	(302,053)	(671,854)

(1)Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Information” below for additional information about this measure and a reconciliation of this measure to the most directly comparable financial measure calculated in accordance with U.S. GAAP.

Revenue increased by $288.0 million and $1,049.2 million in the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, respectively, primarily due to the strong performance of our Sportsbook and iGaming product offerings as a result of robust customer acquisition and retention, the successful launches of those product offerings in additional jurisdictions, and improved promotional reinvestment for Sportsbook and iGaming.

Key Performance Indicators
Monthly Unique Payers (“MUPs”). We define MUPs as the number of unique paid users per month who had one or more real-money, paid engagements across one or more of our Sportsbook, iGaming, DFS, or other consumer product offerings via our technology. For reported periods longer than one month, we average the MUPs for the months in the reported period. Although the number of unique paid users includes those users that have participated in a real-money, paid engagement using only promotional incentives (which has not been a material number of users to date), which are fungible with other funds deposited into their wallets on our technology, it does not include users who have made a deposit but have not yet had a real-money, paid engagement.
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

The charts below present our average MUPs for the three and nine months ended September 30, 2022 and 2023:

Average Monthly Unique Payers
(in millions)
3.0
2.0
1.0
0.0
1.6
2.3
Q3 2022
Q3 2023

Average Monthly Unique Payers
(in millions)
3.0
2.0
1.0
0.0
1.7
2.4
YTD Q3 2022
YTD Q3 2023

Average Revenue per MUP (“ARPMUP”). We define and calculate ARPMUP as the average monthly revenue, excluding revenue from gaming software services, for a reporting period, divided by the average number of MUPs for the same period. ARPMUP is a key indicator of our ability to drive usage and monetization of our product offerings. The charts below present our ARPMUP for the three and nine months ended September 30, 2022 and 2023:

Average Revenue per Monthly Unique Payer
(in whole dollars)
$125
$100
$75
$50
$25
$0
$100
$114
Q3 2022
Q3 2023

Average Revenue per Monthly Unique Payer
(in whole dollars)
$125
$100
$75
$50
$25
$0
$88
$112
YTD Q3 2022
YTD Q3 2023

The increase in MUPs for the three and nine months ended September 30, 2023, compared to the same periods in 2022, primarily reflects strong unique payer retention and acquisition across our Sportsbook and iGaming product offerings, as well as the expansion of our Sportsbook and iGaming product offerings into new states, partially offset by a decline in DFS MUPs.
ARPMUP increased in the three and nine months ended September 30, 2023, compared to the same periods in 2022, primarily due to structural improvement in our Sportsbook hold rate and improved promotional reinvestment for Sportsbook and iGaming.

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

Adjusted EBITDA
The table below presents our Adjusted EBITDA reconciled to our net loss, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP, for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(amounts in thousands)	2023	2022	2023	2022
Net loss	$(283,103)	$(450,494)	$(757,521)	$(1,135,290)
Adjusted for:
Depreciation and amortization (1)	50,245	46,089	146,722	120,629
Interest income, net	(13,750)	(6,301)	(37,635)	(8,378)
Income tax provision (benefit)	1,291	3,177	3,310	(77,580)
Stock-based compensation (2)	78,353	126,038	284,946	448,636
Transaction-related costs (3)	681	751	1,106	15,030
Litigation, settlement, and related costs (4)	3,891	1,390	10,590	5,786
Advocacy and other related legal expenses (5)	—	16,558	—	16,558
Loss (gain) on remeasurement of warrant liabilities	7,751	6,797	44,827	(20,199)
Other non-recurring costs and non-operating (income) costs (6)	1,227	(8,216)	1,602	(37,046)
Adjusted EBITDA	$(153,414)	$(264,211)	$(302,053)	$(671,854)

(1)The amounts include the amortization of acquired intangible assets of $29.2 million and $29.8 million for the three months ended September 30, 2023 and 2022, respectively, and $88.0 million and $76.1 million for the nine months ended September 30, 2023 and 2022, respectively.
(2)Reflects stock-based compensation expenses resulting from the issuance of awards under incentive plans.
(3)Includes capital markets advisory, consulting, accounting and legal expenses related to evaluation, negotiation and integration costs incurred in connection with proposed, pending or completed transactions and offerings, including costs relating to the GNOG Transaction for the three and nine months ended September 30, 2022.
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

Results of Operations
Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
The following table sets forth a summary of our consolidated results of operations for the interim periods indicated, and the changes between periods:

	Three months ended September 30,
(amounts in thousands, except percentages)	2023	2022	$ Change	% Change
Revenue	$789,957	$501,938	$288,019	57.4%
Cost of revenue	543,454	372,692	170,762	45.8%
Sales and marketing	313,323	321,714	(8,391)	(2.6)%
Product and technology	89,005	76,299	12,706	16.7%
General and administrative	130,761	186,261	(55,500)	(29.8)%
Loss from operations	(286,586)	(455,028)	168,442	37.0%
Interest income	14,420	6,969	7,451	106.9%
Interest expense	(670)	(668)	(2)	0.3%
(Loss) gain on remeasurement of warrant liabilities	(7,751)	(6,797)	(954)	14.0%
Other income (expense), net	(1,217)	8,257	(9,474)	(114.7)%
Loss before income tax provision and loss from equity method investment	(281,804)	(447,267)	165,463	37.0%
Income tax provision (benefit)	1,291	3,177	1,886	59.4%
Loss from equity method investment	8	50	42	84.0%
Net loss	$(283,103)	$(450,494)	$167,391	37.2%

Revenue. Revenue increased by $288.0 million, or 57.4%, to $790.0 million in the three months ended September 30, 2023, from $501.9 million in the three months ended September 30, 2022. The increase was primarily attributable to our online gaming revenues, which increased $299.8 million, or 64.0%, to $768.3 million in the three months ended September 30, 2023, from $468.5 million in the three months ended September 30, 2022, due to MUPs increasing by 40.0% as compared to the three months ended September 30, 2022. The increase in MUPs was due to strong player retention and acquisition across our Sportsbook and iGaming product offerings as well as the expansion of our Sportsbook product offering into new jurisdictions. Online gaming revenues also increased due to structural improvement in our Sportsbook hold rate and improved promotional reinvestment for Sportsbook and iGaming, which contributed to ARPMUP growth of 14.0% compared to the three months ended September 30, 2022.

Cost of Revenue. Cost of revenue increased $170.8 million, or 45.8%, to $543.5 million in the three months ended September 30, 2023, from $372.7 million in the three months ended September 30, 2022. Our online gaming product offerings accounted for substantially all of this increase, reflecting growth in revenue from our expanded product and jurisdictional footprint, including the launch of our Sportsbook product offering in Kentucky, Maryland, Massachusetts, and Ohio since September 30, 2022. In particular, the cost of revenue increase was primarily attributable to an increase in our variable expenses, such as product taxes and payment processing fees which increased $111.6 million and $32.3 million, respectively. The remaining increase was primarily attributable to an increase in our variable platform costs resulting from additional customer activity.

Cost of revenue as a percentage of revenue decreased by 5.5% percentage points to 68.8% in the three months ended September 30, 2023, as compared to 74.3% in the three months ended September 30, 2022, reflecting, in part, structural improvement in our Sportsbook hold rate, partially offset by a change in revenue mix from our more mature DFS product offering to our Sportsbook and iGaming product offerings, which, in general, produce revenue at a higher cost per revenue dollar relative to our more mature DFS product offering.

Sales and Marketing. Sales and marketing expense decreased $8.4 million, or 2.6%, to $313.3 million in the three months ended September 30, 2023, from $321.7 million in the three months ended September 30, 2022. The decrease was primarily attributable to lower advertising costs, primarily related to a reduction in league and team partnerships of $5.3 million, as well as reduced stock-based compensation expense of $2.2 million.

Product and Technology. Product and technology expense increased $12.7 million, or 16.7%, to $89.0 million in the three months ended September 30, 2023, from $76.3 million in the three months ended September 30, 2022. The increase primarily reflects additions to our product operations and engineering headcount.

General and Administrative. General and administrative expense decreased $55.5 million, or 29.8%, to $130.8 million in the three months ended September 30, 2023, from $186.3 million in the three months ended September 30, 2022. This decrease was primarily driven by a reduction in stock-based compensation expense of $44.9 million and a reduction in advocacy expense of $16.6 million, partially offset by an increase in cash-based compensation expense due to an increase in headcount.

(Loss) Gain on Remeasurement of Warrant Liabilities. We recorded a loss on remeasurement of warrant liabilities of $7.8 million in the three months ended September 30, 2023, compared to a loss of $6.8 million in the three months ended September 30, 2022, due to changes in the underlying share price of our Class A common stock.
Other Income, Net. We recorded a loss of $1.2 million in the three months ended September 30, 2023, as compared to income of $8.3 million in the three months ended September 30, 2022. This change was primarily attributable to the receipt of income pursuant to a tax indemnity in the three months ended September 30, 2022.
Net Loss. Net loss decreased by $167.4 million to $283.1 million in the three months ended September 30, 2023, as compared to a net loss of $450.5 million in the three months ended September 30, 2022, for the reasons discussed above.
Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
The following table sets forth a summary of our consolidated results of operations for the interim periods indicated, and the changes between periods:

	Nine months ended September 30,
(amounts in thousands, except percentages)	2023	2022	$ Change	% Change
Revenue	$2,434,536	$1,385,328	$1,049,208	75.7%
Cost of revenue	1,575,517	998,838	576,679	57.7%
Sales and marketing	909,943	840,695	69,248	8.2%
Product and technology	266,999	234,853	32,146	13.7%
General and administrative	427,493	590,476	(162,983)	(27.6)%
Loss from operations	(745,416)	(1,279,534)	534,118	41.7%
Interest income	39,626	10,360	29,266	282.5%
Interest expense	(1,991)	(1,982)	(9)	0.5%
(Loss) gain on remeasurement of warrant liabilities	(44,827)	20,199	(65,026)	(321.9)%
Other income, net	(1,153)	40,566	(41,719)	(102.8)%
Loss before income tax provision and loss from equity method investment	(753,761)	(1,210,391)	456,630	37.7%
Income tax provision (benefit)	3,310	(77,580)	(80,890)	104.3%
Loss from equity method investment	450	2,479	2,029	81.8%
Net loss	$(757,521)	$(1,135,290)	$377,769	33.3%

Revenue. Revenue increased by $1,049.2 million, or 75.7%, to $2,434.5 million in the nine months ended September 30, 2023, from $1,385.3 million in the nine months ended September 30, 2022. The increase was primarily attributable to our online gaming revenues, which increased $1,064.0 million, or 82.5%, to $2,353.3 million in the nine months ended September 30, 2023, from $1,289.3 million in the nine months ended September 30, 2022, primarily due to MUPs increasing by 40.9% as compared to the nine months ended September 30, 2022. The increase in MUPs was due to strong player retention and acquisition across our Sportsbook and iGaming product offerings, as well as the expansion of our Sportsbook and iGaming product offerings into new jurisdictions. Online gaming revenues also increased due to structural improvement in our Sportsbook hold rate and improved promotional reinvestment, which contributed to ARPMUP growth of 25.8% compared to the nine months ended September 30, 2022.

Cost of Revenue. Cost of revenue increased $576.7 million, or 57.7%, to $1,575.5 million in the nine months ended September 30, 2023, from $998.8 million in the nine months ended September 30, 2022. Our online gaming product offerings accounted for substantially all of this increase, reflecting growth in revenue from our expanded product and jurisdictional footprint, including the launch of our Sportsbook product offering in Kentucky, Maryland, Massachusetts, and Ohio since September 30, 2022. In particular, the cost of revenue increase was primarily attributable to an increase in our variable expenses, such as product taxes and payment processing fees, which increased $368.3 million and $74.3 million, respectively.

The remaining increase was primarily attributable to an increase in our variable platform costs and revenue share arrangements resulting from additional customer activity.

Cost of revenue as a percentage of revenue decreased by 7.4% percentage points to 64.7% in the nine months ended September 30, 2023, as compared to 72.1% in the nine months ended September 30, 2022, reflecting, in part, structural improvement in our Sportsbook hold rate and improved promotional intensity, partially offset by a change in revenue mix from our more mature DFS product offering to our Sportsbook and iGaming product offerings, which in general, produce revenue at a higher cost per revenue dollar relative to our more mature DFS product offering.

Sales and Marketing. Sales and marketing expense increased $69.2 million, or 8.2%, to $909.9 million in the nine months ended September 30, 2023, from $840.7 million in the nine months ended September 30, 2022. The increase was primarily attributable to an increase of $51.5 million in advertising costs .

Product and Technology. Product and technology expense increased $32.1 million, or 13.7%, to $267.0 million in the nine months ended September 30, 2023, from $234.9 million in the nine months ended September 30, 2022. The increase primarily reflects additions to our product operations and engineering headcount.

General and Administrative. General and administrative expense decreased $163.0 million, or 27.6%, to $427.5 million in the nine months ended September 30, 2023, from $590.5 million in the nine months ended September 30, 2022. This decrease was primarily driven by a reduction in stock-based compensation expense of $153.7 million, a reduction in transaction-related costs of $14.0 million and a reduction in advocacy expense of $16.6 million partially offset by an increase in cash-based compensation expense due to an increase in headcount.

(Loss) Gain on Remeasurement of Warrant Liabilities. We recorded a loss on remeasurement of warrant liabilities of $44.8 million in the nine months ended September 30, 2023, compared to a gain of $20.2 million in the nine months ended September 30, 2022 due to changes in the underlying share price of our Class A common stock.
Other Income, Net. We recorded a loss of $1.2 million in the nine months ended September 30, 2023, as compared to income of $40.6 million in the nine months ended September 30, 2022. This decrease was primarily attributable to a change in the fair value of certain financial assets recorded in the nine months ended September 30, 2022.
Net Loss. Net loss decreased by $377.8 million to $757.5 million in the nine months ended September 30, 2023, as compared to a net loss of $1,135.3 million in the nine months ended September 30, 2022, for the reasons discussed above.
Liquidity and Capital Resources
We had $1.1 billion in cash and cash equivalents as of September 30, 2023 (excluding player cash, which we segregate from our operating cash balances on behalf of our paid users for all jurisdictions and product offerings). We believe our cash on hand is sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months. We will continue to evaluate our long-term operating performance and cash needs and believe we are well positioned to continue to fund the operations of our business long-term.
Debt. In March 2021, we issued zero-coupon convertible senior notes in an aggregate principal amount of $1,265.0 million (the “Convertible Notes”). The Convertible Notes mature on March 15, 2028, subject to earlier conversion, redemption or repurchase. In connection with the pricing of the Convertible Notes and the exercise of the option to purchase additional Convertible Notes, we entered into privately negotiated capped call transactions (the “Capped Call Transactions”). The Capped Call Transactions are expected generally to reduce potential dilution to DraftKings Inc.’s Class A common stock upon any conversion of the Convertible Notes. The net cost of $124.0 million incurred to enter into the Capped Call Transactions was recorded as a reduction to additional paid-in capital on the Company’s consolidated balance sheet. As of September 30, 2023, the Convertible Notes, net of issuance costs, balance was $1,253.1 million.
Leases. We have lease arrangements for certain corporate office facilities, data centers, and motor vehicles. As of September 30, 2023, the Company had lease obligations of $89.1 million, with $12.1 million payable within 12 months.
Other Purchase Obligations. We have certain non-cancelable contracts with vendors, licensors and others requiring us to make future cash payments. As of September 30, 2023, these purchase obligations were $1,485.7 million, with $126.7 million payable in the remainder of 2023.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
(amounts in thousands)	2023	2022
Net cash used in operating activities	$(73,818)	$(477,061)
Net cash used in investing activities	(66,918)	(171,932)
Net cash used in financing activities	(50,509)	(16,843)
Net decrease in cash and cash equivalents and restricted cash	(191,245)	(665,836)
Cash and cash equivalents and restricted cash at beginning of period	1,778,825	2,629,842
Cash and cash equivalents and restricted cash at end of period	$1,587,580	$1,964,006
Operating Activities. Net cash used in operating activities in the nine months ended September 30, 2023 improved $403.2 million to $73.8 million, compared to $477.1 million in the nine months ended September 30, 2022, mainly reflecting an improvement in net loss, net of non-cash items, of $419.9 million, slightly offset by changes in operating assets and liabilities.
Investing Activities. Net cash used in investing activities during the nine months ended September 30, 2023 improved by $105.0 million to $66.9 million from $171.9 million during the same period in 2022, mainly reflecting $24.4 million of proceeds from the sale of marketable equity securities and other financial assets in 2023 and a reduction of $96.5 million from cash paid for acquisitions, net of cash acquired, related to the GNOG Transaction in 2022, partially offset by an increase in cash paid for internally developed software.
Financing Activities. Net cash used in financing activities during the nine months ended September 30, 2023 increased by $33.7 million to $50.5 million from $16.8 million during the same period in 2022, primarily reflecting purchases of treasury stock related to the satisfaction of withholding taxes due upon the vesting of restricted stock units.

Commitments and Contingencies
Refer to Note 12 of our unaudited condensed consolidated financial statements included elsewhere in this Report for a summary of our commitments as of September 30, 2023.
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
During the nine months ended September 30, 2023, there were no changes to the critical accounting estimates discussed in the 2022 Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in our exposure to market risk during the nine months ended September 30, 2023. Refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the 2022 Annual Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

Securities Matters Arising From the Hindenburg Report and Related Matters

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

Beginning on July 9, 2021, the Company received subpoenas from the SEC seeking documents concerning, among other things, certain of the allegations raised in the Hindenburg Report, as well as the Company’s adherence to and disclosures regarding its compliance policies and procedures, and related matters. The Company intends to comply with the related requests and is cooperating with the SEC’s ongoing inquiry.

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

Matters Related to the GNOG Transaction

On August 12, 2022, a putative class action was filed in Nevada state District Court in Clark County against Golden Nugget Online Gaming, Inc. (“GNOG Inc.”), the Company and one of its officers and two affiliates, as well as former officers or directors and the former controlling stockholder of GNOG Inc. and Jefferies LLC. The lawsuit asserts claims on behalf of a putative class of former minority stockholders of GNOG Inc. alleging that certain former officers and directors of GNOG Inc. and its former controlling stockholder (Tilman Fertitta and/or Fertitta Entertainment, Inc.) breached their fiduciary duties to minority stockholders of GNOG Inc. in connection with the GNOG Transaction, and the other defendants aided and abetted the alleged breaches of fiduciary duty. On November 1, 2022, defendants filed motions to dismiss the action on the procedural grounds of improper forum and lack of personal jurisdiction over certain defendants or, in the alternative, to stay the action pending resolution of parallel proceedings in the Delaware Court of Chancery. On May 24, 2023, the court (i) granted the motions to dismiss for improper forum with respect to GNOG Inc. and its former officers and directors other than Mr. Fertitta, as well as Jefferies LLC, (ii) denied the motions to dismiss for improper forum with respect to the Company and its officer and two affiliates, as well as Mr. Fertitta and Fertitta Entertainment, Inc., and (iii) granted the non-dismissed defendants’ alternative request to stay the action for at least nine months pending resolution of parallel proceedings in the Delaware Court of Chancery. On June 29, 2023, the plaintiff filed a motion for reconsideration of the court’s order insofar as it found certain claims subject to a Delaware forum requirement. On July 27, 2023, defendants filed oppositions to the plaintiff’s motion for reconsideration, and certain defendants filed countermotions for certification of final judgment as to the claims that the court previously dismissed pursuant to its May 24, 2023 order. On October 1, 2023, the court entered an order (1) denying the motion for reconsideration and (2) granting the motion for certification of final judgment as to the defendants whose claims against them previously were dismissed.

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

Between August 22, 2022 and August 30, 2022, the Company filed petitions for inter partes review with the PTAB challenging the validity of each of the Arrow Gaming Patents. On March 14, 2023, the PTAB granted institution of all inter partes review petitions, and it is expected to issue final written decisions by March 14, 2024. On June 7, 2023, Arrow Gaming filed its responses to the petitions. On September 6, 2023, DraftKings filed its replies in support of the petitions.

On April 3, 2023, the District Court administratively terminated the lawsuit pending the PTAB's final written decisions.

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

On October 28, 2022, the Company filed petitions for inter partes review with the PTAB challenging the validity of each of the Beteiro Patents. Between May 11, 2023 and May 12, 2023, the PTAB instituted review for all Beteiro Patents. The PTAB is expected to issue a final written decision for the IPRs by May 12, 2024.

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

Between November 29, 2022, and February 7, 2023, the Company filed petitions for inter partes review with the PTAB challenging the validity of the Colossus Patents. With respect to the seven patents remaining pending in the case, the PTAB granted institution of IPRs for each of the ’341 patent, ’969 patent, and the ’822 patent. The PTAB is expected to issue final written decisions for these three IPRs by June 22, 2024. The PTAB denied institution of IPR for each of the ’516 patent, ’716 patent, ’338 patent and the '779 patent. On September 11, 2023, the Company filed a request for Director review of the PTAB’s decision not to institute review in the IPR for the ’779 patent.

On September 6, 2023, the parties stipulated to a stay of the district court litigation pending resolution of the instituted IPRs.

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

Turley

On January 9, 2023, Simpson G. Turley, individually and on behalf of all others similarly situated, filed a purported class action against the Company in the United States District Court for the District of Massachusetts. Plaintiff alleges, among other things, that he was a contestant in the Company’s daily fantasy showdown contest for the January 2, 2023, NFL game between the Cincinnati Bengals and the Buffalo Bills (the “Bengals-Bills Game”). The Bengals-Bills Game was postponed and eventually cancelled due to Damar Hamlin collapsing during the game. Plaintiff alleges that he was winning prizes in multiple showdown contests at the point in time that the Bengals-Bills Game was cancelled (with 5:58 remaining in the first quarter). Plaintiff alleges that, instead of paying out the prize money, the Company refunded entry fees to contestants that entered showdown or flash draft fantasy contests. On May 8, 2023, plaintiff Turley and a new plaintiff (Erik Ramos) filed a First Amended Class Action Complaint. On June 12, 2023, DraftKings filed a motion to dismiss the claims asserted by both plaintiffs or, in the alternative, strike the flash draft allegations. Plaintiffs filed an opposition on July 17, 2023. On August 3, 2023, Defendant filed its reply, and the motion remains pending. The plaintiffs assert claims for breach of contract, unfair and deceptive acts and practices, false advertising, and unjust enrichment. Among other things, plaintiffs seek statutory damages, monetary damages, punitive damages, attorney fees and interest.

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

Securities Matters Related to DraftKings Marketplace

On March 9, 2023, a putative class action was filed in Massachusetts federal court by an alleged purchaser of non-fungible tokens (“NFTs”) on the DraftKings Marketplace (“DK Marketplace”). The complaint asserts claims for violations of federal and state securities laws against the Company and three of its officers on the grounds that, among other things, the NFTs that are sold and traded on the DK Marketplace allegedly constitute securities that were not registered with the SEC in accordance with federal and Massachusetts law, and that the DK Marketplace is a securities exchange that is not registered in accordance with federal and Massachusetts law. Based on these allegations, the plaintiff brings claims seeking rescissory damages and other relief on behalf of himself and a putative class of persons who purchased NFTs on the DK Marketplace between August 11, 2021 and the present. On June 27, 2023, the court entered an order authorizing the plaintiff to file an amended complaint by August 4, 2023. On September 25, 2023, defendants filed a motion seeking dismissal of this action. We intend to vigorously defend this case.

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

Shareholder Derivative Litigation Related to DraftKings Marketplace

On May 31, 2023, a putative shareholder derivative action was filed in Nevada state court by an alleged shareholder of the Company. The action asserts claims on behalf of the Company against certain senior officers and members of the Board of Directors of the Company for breach of fiduciary duty and unjust enrichment based primarily on allegations that the defendants caused or allowed the Company to disseminate misleading and inaccurate information to its shareholders in connection with NFTs that are sold and traded on the DK Marketplace. The action also alleges that certain individuals are liable for trading in Company stock at artificially inflated prices. The action seeks unspecified compensatory damages, changes to corporate governance and internal procedures, restitution, disgorgement, costs and attorney’s fees, and other unspecified relief. All proceedings in this action have been stayed by agreement of the parties pending resolution of the above-referenced motion to dismiss in the putative class action in Massachusetts federal court.

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
Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers

Certain of our directors and executive officers have made, and may from time to time enter into trading plans or make elections to have shares sold or withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5–1 trading arrangements (as defined in Item 408(c) of Regulation S-K).
On August 16, 2023, our Chief Financial Officer, Jason Park, entered into a trading arrangement designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act (the "Park 10b5-1 Plan"). The Park 10b5-1 Plan provides for the sale of up to 750,000 shares of the Company's Class A Common Stock and terminates on December 2, 2024 or earlier if all transactions under such trading arrangement are completed.
On September 8, 2023, Accomplice Fund I, L.P., Accomplice Fund II, L.P., Accomplice Management Holdings, LLC, Atlas Venture Fund VIII, L.P., and Accomplice Management, LLC, each of which is an affiliate of a member of our board directors, Ryan Moore, entered into a trading arrangement designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act (the "Atlas 10b5-1 Plan"). The Atlas 10b5-1 Plan provides for the sale of up to 782,202 shares of the Company's Class A Common Stock and terminates on December 11, 2024 or earlier if all transactions under such trading arrangement are completed.

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
Date: November 3, 2023
	By:	/s/ Jason K. Park
Name: Jason K. Park
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)