Form 10-K
period 2023-12-31
DraftKings Inc.
filed 2024-02-16
CIK 1883685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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
Yes ☐    No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, was $10.9 billion based upon the closing price reported for such date on the Nasdaq Global Select Market.
As of February 14, 2024, there were 473,619,528 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 393,013,951 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.
Documents Incorporated by Reference:
Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders, or the Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements depend upon events, risks and uncertainties that may be outside of our control. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would,” “forecast,” “propose,” and similar expressions or the negative of these words may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, many of which are beyond our control, and, consequently, our actual results may differ materially from those projected.

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
•market and global conditions and economic factors beyond our control, as well as the potential impact of general economic conditions, including inflation and rising interest rates, on our liquidity, operations and personnel;
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

Our priorities are to (a) continue to invest in our product offerings, (b) launch our product offerings in new jurisdictions, (c) create replicable and predictable state-level unit economics in sports betting and iGaming and (d) expand our consumer product offerings. When we launch Sportsbook and iGaming product offerings in a new jurisdiction, we invest heavily in user acquisition, retention and cross-selling until the new jurisdiction provides a critical mass of users engaged across our product offerings.

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

Our path to profitability on an annual basis is based on the acceleration of positive contribution profit growth driven by increased revenue and gross profit generation from ongoing efficient customer acquisition enabled by the transition from local to regional to national advertising, strong customer retention, improved monetization from frequency and higher hold percentage, as well as scale benefits from investments in our product offerings and technology and general and administrative functions. On a consolidated Adjusted EBITDA basis, we expect to achieve profitability on an annual basis when total contribution profit exceeds the fixed costs of our business, which depends, in part, on the percentage of the U.S. adult population that has access to our product offerings and the other factors summarized in the section entitled “Cautionary Statement Regarding Forward-Looking Statements”.

During the fiscal years ended December 31, 2023, 2022 and 2021, we had revenue of $3,665.4 million, $2,240.5 million, and $1,296.0 million, respectively, average monthly unique payers (“MUPs”) of 2.7 million, 1.9 million, and 1.5 million, respectively, and average revenue per MUP (“ARPMUP”) of $113, $96, and $67, respectively. Refer to the section entitled “Key Performance Indicators” within Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein for additional information regarding our MUPs and ARPMUP.

Our Product Offerings

Our revenues are predominantly generated through our three online gaming product offerings — Sportsbook, iGaming, and DFS. For Sportsbook and iGaming, we operate under both our DraftKings brand and our GNOG brand. We consider these three product offerings to be of a similar product class, and together they accounted for 96%, 94%, and 88% of DraftKings’ revenues for the fiscal years ended December 31, 2023, 2022 and 2021, respectively. DFS, which was our sole product offering until 2018, historically drove our results; however, since we launched Sportsbook and iGaming in 2018, states where Sportsbook and iGaming are operating have accounted for a rapidly growing proportion of our users, which has contributed, in part, to our revenue growth. In addition to our three online gaming product offerings, we also offer non fungible tokens (“NFTs”) on DraftKings Marketplace (“Marketplace”), NFT-based DFS-style contests, gaming software services, and advertising and sponsorship packages to targeted advertisers across our DFS product offering, free games, and media content.

Below is a description of each of our primary product offerings and services:

Online Gaming Product Offerings

Sportsbook - Sportsbook engages consumers in their sports viewing experience. Sports betting involves a user placing a bet by wagering money on an event at fixed odds (“proposition”) determined by DraftKings. In the event the user wins, DraftKings pays out the bet. Our Sportsbook revenue is generated by setting odds that are intended to provide a built-in theoretical margin for each proposition offered to our users. While the actual betting patterns of our users and outcomes of individual events may cause short-term volatility in our revenue and profitability, we believe we can deliver a stable and attractive betting win margin over the long term.

Revenue is realized by taking the settled handle for betting markets that have been resolved and subtracting the payouts for these betting markets such that the difference is our gross revenue, or “hold.”

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

Our iGaming product offering consists of a combination of games that we have built in-house and licensed content from suppliers such as International Gaming Technology, iForium, Light & Wonder Inc., Spin, and Evolution for live dealer services. The latter are subject to standard revenue-sharing agreements specific to each supplier, whereby the supplier receives a percentage of the gaming revenue generated from their respective casino games played utilizing our technology. In exchange, DraftKings receives a limited license to offer the games to users in jurisdictions where use is approved by regulatory authorities. Revenue generated through our self-developed major casino games such as blackjack results in decreased overall revenue share payments as a percent of revenue.

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

Other Consumer Product Offerings

Retail Sportsbook - In addition to our online Sportsbook, we also maintain retail distribution in thirteen states, in which our retail revenue is subject to individual agreements with third parties that provide for a revenue share. Retail distribution leverages the foot traffic for existing casino and other properties to convert their customers to engage with our retail sportsbook while on the premises. Similar to our online Sportsbook, retail sportsbook revenue is realized by taking the settled handle for betting markets that have been resolved and subtracting the payouts for these betting markets such that the difference is our gross revenue, or “hold.”

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

DraftKings Marketplace - We launched DraftKings Marketplace during the third quarter of 2021. Marketplace is a NFT ecosystem designed for mainstream accessibility that offers curated initial NFT drops (“Primary Sales”) and allows owners of NFTs on Marketplace to list their NFTs for sale to other Marketplace customers (“Secondary Sales”). Once marked for sale with a chosen selling price, the NFT will appear on the Marketplace secondary market. Customers can browse all available NFTs within the secondary market and can opt to purchase based on the selling price. The revenue we earn on Primary Sales and Secondary Sales is based on a specific percentage of the gross value of each such sale. We also offer NFT-based DFS-style contests through our Reignmakers franchise.

Gaming Software Services

We supply business-to-business sports betting and iGaming services globally, primarily in Europe and the United States, for various gaming operators and government-run lotteries. Our gaming software services are primarily comprised of the operations of SBTech (Global) Limited (“SBTech”), which we acquired on April 23, 2020, with principal activities involving the design and development of sports betting and casino gaming software. Our services are delivered through our proprietary software, and our complementary service offerings include trading and risk management and support for reporting, customer management and regulatory reporting requirements. Our gaming software services generate revenue from operators by providing sports betting and integration to iGaming content directly to operators in exchange for a share of operators’ revenues.

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

Seasonality

Our business experiences seasonality primarily based on the relative popularity of certain sports. Although sporting events occur throughout the year, our users are typically most active in the fourth quarter due to the overlapping calendars of the NFL and NBA seasons, which are the most popular sports on our Sportsbook product offering.

Our Technology and Product Development

In order to build the best real-money games and product offerings, we have invested in core disciplines across our technology, analytics and marketing, which have allowed us to rapidly innovate and bring new experiences to market while gaining a unique understanding of our users. The result has been leadership in our industry, fueled by a brand reputation and a depth of user trust that we believe has set us apart from our competitors.

Our product offerings are comprised of varying levels of proprietary and third-party software. Our DraftKings-branded product offerings are bound together with a common account management and regulatory compliance service and can be accessed with the same account and wallet. Across our product offerings, we have endeavored to own the technology in-house for any critical component and to utilize a combination of technologies, including data science and machine learning, to optimize conversion and efficiency.

DraftKings’ core product offerings are built on top of integrated, proprietary account management technology. This technology provides our users with access to their account history across all DraftKings-branded product offerings and a uniform identity verification system, which is critical to enabling seamless navigation from our national DFS audience to our DraftKings-branded Sportsbook and iGaming product offerings and vice versa, as existing users need not manage a separate set of account credentials and payment methods for each product offering. Our users also enjoy a highly functional wallet which, in many cases, permits user funds to flow freely from product offering to product offering. The technology is certified to safely store user payment information, which reduces our dependency on any particular payment processor, provides redundancy and gives us the flexibility to route our payment volume to a processor of our choosing. In addition, our technology is built to be customizable to the specific regulations of individual jurisdictions.

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

Where paid marketing is concerned, we leverage a broad array of advertising channels, including television, radio, social media platforms such as Facebook, Instagram, X and Snapchat, affiliates and paid and organic search, and other digital channels such as mobile display. For Sportsbook and iGaming, these efforts are concentrated within the specific jurisdictions that have passed enabling legislation and regulations, and in which we operate or intend to operate (which vary on a per-offering basis). Our marketing expenditures tend to be highly seasonal, with most spend correlating with the start of a sports season and during its playoffs and championships.

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

We also engage in relationships with media partners including Amazon, which selected DraftKings as a sponsor and official pre-game odds provider for Thursday Night Football (“TNF”) on Prime Video in September 2022. Under the multi-year agreement, TNF on Prime Video will feature DraftKings integrations in its live pregame, including odds and additional sports betting insights, as well as other TNF-themed offerings. We also have established partnerships with media entities like Meadowlark Media and iHeartMedia as we seek to grow our audience of U.S. sports fans and potential users.

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

The specific industries in which we operate are characterized by dynamic customer demand and technological advances, and there is significant competition among online gaming and entertainment providers. A number of established, well-financed companies producing online gaming and/or interactive entertainment products and services compete with our product offerings, and other well-capitalized companies may introduce competitive services. There has also been consolidation among competitors in the entertainment and gaming industries and such consolidation and future consolidation could result in the formation of larger competitors with increased financial resources and altered cost structures, which may enable them to offer more competitive products, gain larger market share, expand their product offerings and broaden their geographic scope of operations.

Human Capital Resources

As a multinational technology company with over 4,400 employees located in six countries, our business success is driven by our highly skilled workforce. With our global technology and product team consisting of over 1,900 employees (which includes over 1,400 engineers), we are well positioned to deliver new, innovative and exciting products to our growing base of customers.

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

Licensing and Suitability Determinations

In order to operate in certain jurisdictions, we must obtain either a temporary or permanent license or determination of suitability from the responsible authorities. We seek to ensure that we obtain all necessary licenses and approvals to develop and put forth our product offerings in the jurisdictions in which we operate and where our users are located.

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

Product-Specific Licensing

Sportsbook

As of February 13, 2024, 35 U.S. states, the District of Columbia and Puerto Rico have legalized some form of sports betting. Of those 37 legal jurisdictions, 32 have legalized online sports betting. Of those 32 jurisdictions, 31 are live, and DraftKings operates in 24 of them. As of February 13, 2024, we operate our online sports betting product offering via the DraftKings Sportsbook app in Arizona, Colorado, Connecticut, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Oregon, Pennsylvania, Tennessee, Vermont, Virginia, West Virginia, Wyoming and Ontario, Canada pursuant to our licenses, temporary licenses, or executed vendor agreements granted by the gaming or lottery commission of such states, specifically, the Arizona Department of Gaming, State of Colorado Department of Revenue Division of Gaming, State of Connecticut Department of Consumer Protection, the Illinois Gaming Board, the Indiana Gaming Commission, the Iowa Racing and Gaming Commission, the Kansas Racing and Gaming Commission, the Louisiana Gaming Control Board, the Maine Gambling Control Unit, the Maryland Lottery and Gaming Control Agency, the Massachusetts Gaming Commission, the Michigan Gaming Control Board, the New Hampshire Lottery Commission, the New Jersey Division of Gaming Enforcement, the New York State Gaming Commission, the Ohio Casino Control Commission, the Oregon State Lottery, the Pennsylvania Gaming Control Board, the Tennessee Sports Wagering Council, the Vermont Department of Liquor and Lottery, the Virginia Lottery, the West Virginia Lottery Commission, and the Wyoming Gaming Commission. Additionally, DraftKings operates its online sports betting product offering in the Canadian province of Ontario pursuant to a registration approved by the Alcohol and Gaming Commission of Ontario.

In addition to our DraftKings-branded sports betting product offering, we operate our GNOG-branded online sports betting product offering via the GNOG Sportsbook app in Arizona and New Jersey pursuant to our licenses granted by the respective state’s gaming or lottery commission as described above.

We also operate retail sportsbooks in Arizona, Colorado, Connecticut, Illinois, Iowa, Kansas, Kentucky, Louisiana, Michigan, Mississippi, New Hampshire, New Jersey and Washington pursuant to state and/or tribal regulatory regimes.

On May 14, 2018, the U.S. Supreme Court issued an opinion determining that the Professional and Amateur Sports Protection Act (“PASPA”) was unconstitutional. PASPA prohibited certain states from “authorizing by law” any form of sports betting. In striking down PASPA, the U.S. Supreme Court opened the potential for state-by-state authorization of sports betting. Several states and territories, including Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Mississippi, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New York, North Carolina, Ohio, Oregon, Pennsylvania, Puerto Rico, Rhode Island, South Dakota, Tennessee, Vermont, Virginia, Washington, Washington, D.C., West Virginia, and Wyoming already have laws authorizing and regulating some form of sports betting online or in brick-and-mortar establishments. Sports betting in the United States is subject to additional laws, rules and regulations at the state level. See “Risk Factors — Risk Factors Relating to our Business and Industry — Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business. Any change in existing regulations or their interpretation, or the regulatory climate applicable to our products and services, or changes in tax rules and regulations or interpretation thereof related to our products and services, could adversely impact our ability to operate our business as currently conducted or as we seek to operate in the future, which could have a material adverse effect on our financial condition and results of operations.”

iGaming

As of February 13, 2024, we operate our DraftKings-branded iGaming product offering in New Jersey pursuant to a transactional waiver granted by the New Jersey Division of Gaming Enforcement, in Connecticut pursuant to a license granted by the State of Connecticut Department of Consumer Protection, in Michigan pursuant to a license granted by the Michigan Gaming Control Board, in the Canadian Province of Ontario pursuant to a license granted by the Alcohol and Gaming Commission of Ontario, in Pennsylvania pursuant to a license granted by the Pennsylvania Gaming Control Board, and in West Virginia pursuant to a license granted by the West Virginia Lottery. In addition, we operate our GNOG-branded iGaming product offering in Michigan, New Jersey, Pennsylvania and West Virginia, subject to licenses or transactional waiver issued by the Michigan Gaming Control Board, the New Jersey Division of Gaming Enforcement, Pennsylvania Gaming Control Board and the West Virginia Lottery, respectively.

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

In addition, the Wire Act of 1961 (the “Wire Act”) provides that anyone engaged in the business of betting or wagering knowingly using a wire communication facility for the transmission in interstate or foreign commerce of bets or wagers or information assisting in the placing of bets or wagers on any sporting event or contest, or for the transmission of a wire communication which entitles the recipient to receive money or credit as a result of bets or wagers, or for information assisting in the placing of bets or wagers, may be fined or imprisoned, or both. However, the Wire Act notes that it shall not be construed to prevent the transmission in interstate or foreign commerce of information for use in news reporting of sporting events or contests, or for the transmission of information assisting in the placing of bets or wagers on a sporting event or contest from a state or foreign country where betting on that sporting event or contest is legal into a state or foreign country in which such betting is legal. Although there was previous litigation in the First Circuit as to whether the Wire Act applied beyond sports betting, on January 20, 2021, the United States Court of Appeals for the First Circuit held, among other things, that the Wire Act’s prohibitions are limited to bets or wagers on sporting events or contests.

Daily Fantasy Sports

As of February 13, 2024, our DFS product offering is available in 44 U.S. states, the District of Columbia, certain provinces in Canada and the United Kingdom. In those states that currently require a license or registration for DFS operations, DraftKings has either obtained the appropriate license or registration or a provisional license from the relevant regulatory authority or is operating pursuant to a grandfathering clause that allows operation pending the availability of licensing applications and subsequent grant of a license. DraftKings also has a foreign DFS license in the United Kingdom. Various state laws and regulations govern our licenses, but generally such state laws and regulations define paid fantasy sports, establish the rules concerning the application and licensure procedures for gaming operators in the fantasy sports business and regulate practices for paid fantasy sports deemed to be detrimental to the public interest. As part of the licensing process, we must submit, in some jurisdictions, extensive materials on our operations, including our technology and data security, age verification of contestants, segregation of account funds and responsible gaming initiatives.

In the United States, our DFS licenses are generally granted for a predetermined period of time (typically ranging from one to four years) or require documents to be supplied on a regular basis in order to maintain our licenses.

Outside the United States, we maintain a DFS license in the United Kingdom. In the United Kingdom, online gaming and sports betting is subject to the Gambling Act 2005 (the “GA2005”), as amended by the Gambling (Licensing and Advertising) Act 2014, and the regulations promulgated thereunder. Under the GA2005, entities wishing to offer online sports betting (which for purposes of GA2005 is defined to include DFS) and/or online casino services to persons located in the United Kingdom must first obtain a remote gambling operating license from the Gambling Commission. We hold a remote-pool-betting operating license authorizing us to offer our DFS product offering to residents of the United Kingdom. That license may be varied to add further product categories permitting, for example, fixed-odds-sports betting and online casinos. We also hold a gambling software operating license issued by the Gambling Commission, which authorizes us to develop the DFS software we use. Our British licenses are not limited by a term, subject to the payment of annual fees and compliance with license conditions.

Gaming Software

Our gaming software services, formerly the operations of SBTech, are licensed in various states in the United States and in the United Kingdom, Sweden, and Belgium. Additionally, our gaming software is certified in multiple regulated jurisdictions in accordance with local licenses held by operators utilizing our gaming software in these jurisdictions.

As of February 13, 2024, we supplied our SBTech gaming software to U.S operators in Arizona, Colorado, Connecticut, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Oregon, Pennsylvania, Tennessee, Virginia, West Virginia, and Wyoming, and we supplied retail sportsbook gaming software services in Arizona, Colorado, Connecticut, Illinois, Iowa, Kansas, Louisiana, Michigan, Mississippi, New Hampshire, New Jersey and Washington pursuant to state and/or tribal regulatory regimes.

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
•The success, including win or hold rates, of existing or future sports betting and iGaming product offerings depends on a variety of factors, including sport outcomes, and is not completely controlled by us.
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
•We may invest in or acquire other businesses, and our business may suffer if we are unable to successfully integrate acquired businesses into our Company or otherwise manage the growth and complexity associated with multiple acquisitions.
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
•Negative events or negative media coverage relating to, or a declining popularity of, sports betting, online sports betting, daily fantasy sports, or the underlying sports or athletes, or iGaming, or other negative coverage may adversely impact our ability to retain or attract users, which could have an adverse impact on our business.
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

The global and U.S. economies experienced tepid growth immediately following the global financial crisis in 2008 – 2009 and more recently experienced a period of increased volatility during the global COVID-19 pandemic. Ongoing or intensifying economic weakness, including recessions, economic slowdowns, uncertainties in the global financial markets and other adverse economic conditions, including inflation, changes in monetary policy and increased interest rates, or other changes in economic and political conditions may result in a material adverse effect on our business, financial condition, results of operations or prospects.

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

We conduct business in numerous countries that carry high levels of currency, political, compliance and economic risk. For example, we have offices in Ukraine and Israel, and the military conflict between Russia and Ukraine and the evolving conflict in Israel and Gaza and any business interruptions or other spillover effects from such conflicts could adversely affect our operations. Operations in non-U.S. jurisdictions can present many risks, including volatility in gross domestic product and rates of economic growth, financial and governmental instability, cultural differences (such as employment and business practices) and the imposition of exchange and capital controls.

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

The United States and other countries may implement actions, including trade actions, tariffs, export controls, and sanctions, against other countries or localities, which along with any retaliatory measures could increase costs, adversely affect our operations, or adversely affect our ability to meet contractual and financial obligations. For example, in response to the conflict between Russia and Ukraine, the U.S. government and other governments have imposed a series of sanctions against certain Russian government, government-related, and other entities and individuals, together with enhanced export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. The governments of other jurisdictions in which we operate, such as the European Union and Canada, have also implemented additional sanctions or other restrictive measures. Additionally, it is possible that the Russia-Ukraine conflict or the evolving conflict in Israel and Gaza may escalate or expand, and the scope, extent and duration of the military action, current or future sanctions and resulting market and geopolitical disruptions could be significant. While to date sanctions and export controls have not had a material impact on our business, it is possible that these measures, as well as any countervailing responses from Russia, could adversely affect us and/or our supply chain, business partners or customers.

While these factors and their impact are difficult to predict, any one or more of them could have a material adverse effect on our competitive position, results of operations, financial condition or liquidity.

Reductions in discretionary consumer spending could have an adverse effect on our business, financial condition, results of operations and prospects.

Our business is particularly sensitive to reductions from time to time in discretionary consumer spending. Demand for entertainment and leisure activities, including gaming, can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond our control. Unfavorable changes in general economic conditions, including recessions, economic slowdowns, sustained high levels of unemployment, and rising prices or the perception by consumers of weak or weakening economic conditions, may reduce our users’ disposable income or result in fewer individuals engaging in entertainment and leisure activities, such as sports betting, online gaming or daily fantasy sports. As a result, we cannot ensure that the demand for our product offerings will remain consistent. Adverse developments affecting economies throughout the world, and particularly in the United States, including a general tightening of availability of credit, decreased liquidity in certain financial markets, inflation, increased interest rates, foreign exchange fluctuations, increased energy costs, acts of war or terrorism, transportation disruptions, natural disasters, declining consumer confidence, sustained high levels of unemployment or significant declines in stock markets, as well as concerns regarding pandemics, epidemics and the spread of contagious diseases, could lead to a reduction in discretionary spending on leisure activities, such as our Sportsbook, iGaming and DFS product offerings.

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

In our iGaming product offering, operator losses are limited per stake to a maximum payout. When looking at bets across a period of time, however, these losses can potentially be significant. Our quarterly financial results may also fluctuate based on whether we pay any jackpots to our iGaming users during the relevant quarter. As part of our iGaming product offering, we offer progressive jackpot games. Each time a progressive jackpot game is played, a portion of the amount wagered by the user is contributed to the jackpot for that specific game or group of games. Once a jackpot is won, the progressive jackpot is reset with a predetermined base amount. While we maintain a reserve for these progressive jackpots, the cost of the progressive jackpot payout would be a cash outflow for our business in the period in which it is won with a potentially significant adverse effect on our financial condition and cash flows. Because winning a progressive jackpot is underpinned by a random mechanism, we cannot predict with certainty when any such jackpot will be won. In addition, we do not insure against random outcomes or jackpot wins.

Our projections are subject to significant risks, assumptions, estimates and uncertainties, including assumptions regarding future legislation and changes in regulations, both inside and outside of the United States. As a result, our projected revenues, market share, expenses and profitability may differ materially from our expectations.

We operate in rapidly changing and competitive industries and our projections are subject to the risks and assumptions made by management with respect to our industries. Operating results are difficult to forecast because they generally depend on our assessment of the timing of adoption of future legislation and regulations by different jurisdictions, which are uncertain. Furthermore, if we invest in the development of new products or distribution channels that do not achieve significant commercial success, whether because of competition or otherwise, we may not recover the often substantial “up front” costs of developing and marketing those products and distribution channels or recover the opportunity cost of diverting management and financial resources away from other product offerings or distribution channels.

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

Since we were incorporated in 2011, we have experienced net losses and negative cash flows from operations. We experienced net losses in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) of $802.1 million and $1,378.0 million in the years ended December 31, 2023 and 2022, respectively. We may continue to experience losses in the future, and we cannot assure you that we will achieve profitability. We may continue to incur significant losses in future periods. We expect our operating expenses to increase in the future as we expand our operations. If our revenue does not grow at a greater rate than our expenses, we will not be able to achieve or maintain profitability. We may incur significant losses in the future for many reasons, including those described in the other risks and uncertainties described in this Annual Report. Additionally, we may encounter unforeseen expenses, operating delays, or other unknown factors that may result in losses in future periods. If our expenses exceed our revenue, our business may be negatively impacted, and we may never achieve or maintain profitability.

Our results of operations may fluctuate due to seasonality and other factors and, therefore, our periodic operating results will not be guarantees of future performance.

Our Sportsbook and DFS operations fluctuate due to seasonal trends and other factors. A majority of our current Sportsbook and DFS handle and entry fees are and will continue to be generated from bets placed on, or contests relating to, the NFL and the NBA. As such, our historical revenues generally have been highest in the fourth quarter primarily due to the overlapping time frame of the NFL and NBA seasons. In addition, the NFL and NBA have their own respective off-seasons, which may cause decreases in our revenues during such periods. In addition, we believe that significant sporting events such as the playoffs and championship games tend to impact, among other things, revenues from operations, key metrics and customer activity, and, as such, our revenues may be impacted when those games occur. Our revenues have been, and in the future may be, affected by the scheduling of major sporting events that do not occur annually, such as the World Cup, or the cancellation or postponement of sporting events, such as the postponement of the 2020 Summer Olympic Games that took place in Summer 2021 due to the global COVID-19 pandemic. In addition, certain individuals or teams advancing or failing to advance and their scores and other results within specific tournaments, games or events may impact our financial performance.

The success, including win or hold rates, of existing or future sports betting and iGaming product offerings depends on a variety of factors and is not completely controlled by us.

The sports betting and iGaming industries are characterized by an element of chance. Accordingly, we employ theoretical win rates to estimate what a certain type of sports bet or iGame, on average, will win or lose in the long run. Net win is impacted by variations in the hold percentage (the ratio of net win to total amount wagered), or actual outcome, on our iGames and sports bets we offer to our users. We use hold percentage as an indicator of an iGame’s or sports bet’s performance against its expected outcome. Although each iGame or sports bet generally performs within a defined statistical range of outcomes, actual outcomes may vary for any given period. In addition to the element of chance, win rates (hold percentages) may also (depending on the game involved) be affected by the spread of limits and factors that are beyond our control, such as a user’s experience and behavior, the mix of games played, the financial resources of users, the volume of bets placed and the amount of time spent engaging with our product offerings. As a result of the variability in these factors, the actual win rates on our iGames and sports bets may differ from the theoretical win rates we have estimated and could result in the winnings of our users exceeding those anticipated. The variability of win rates (hold rates) also has the potential to negatively impact our financial condition, results of operations, and cash flows.

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

We use artificial intelligence, machine learning, data science and similar technologies in our business, and challenges with properly managing such technologies could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

We use artificial intelligence, machine learning, data science and similar technologies (collectively, “AI”) in our technology and infrastructure, which may become more important in our operations over time. Our competitors or other third parties may incorporate AI in a similar or different manner, and may do so more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, materials or recommendations that AI produces or assists in producing are, or are alleged to be, infringing or otherwise violating of others’ rights (including intellectual property rights), or illegal, we may be subject to legal liability or our business, financial condition, and results of operations may otherwise be adversely affected. In addition, the use of AI may result in violations of applicable data security or data privacy laws, or in cybersecurity incidents that implicate the personal data of end customers, employees or other third parties. Any such violation or cybersecurity incidents related to our use of AI could result in legal liability or otherwise adversely affect our reputation and results of operations. If our use of AI becomes controversial, we may experience brand or reputational harm or competitive harm. The rapid evolution of AI, including with respect to compliance with existing and potential government regulation of AI, may require significant resources, including to develop, test and maintain platforms, offerings, services, and features to help us implement AI in accordance with applicable law, and to minimize other adverse effect on our results of operations.

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

Our technology infrastructure is critical to the performance of our product offerings and to user satisfaction. We devote significant resources to network and data security to protect our systems and data. However, our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. We cannot assure you that the measures we take to prevent or hinder cybersecurity incidents; protect our systems, data and user information; prevent outages, data or information loss and fraud; and prevent or detect security breaches, including a disaster recovery strategy for server and equipment failure and back-office systems and the use of third parties for certain cybersecurity services, will provide absolute security. We have experienced, and we may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. Such disruptions have not had a material impact on us; however, future disruptions from unauthorized access to, fraudulent manipulation of, or tampering with our computer systems and technological infrastructure, or those of third parties, could result in a wide range of negative outcomes, each of which could materially adversely affect our business, financial condition, results of operations and prospects.

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

If our user base and engagement continue to grow, and the amount and types of product offerings continue to grow and evolve, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our users’ needs. Such infrastructure expansion may be complex, and unanticipated delays in completing these projects or availability of components may lead to increased project costs, operational inefficiencies, or interruptions in the delivery or degradation of the quality of our product offerings. In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, which may only become evident after we have started to fully use the underlying equipment or software, that could further degrade the user experience or increase our costs. As such, we could fail to continue to effectively scale and grow our technical infrastructure to accommodate increased demands. In addition, our business may be subject to interruptions, delays or failures resulting from adverse weather conditions, other natural disasters, power loss, terrorism, cybersecurity incidents, public health emergencies or other catastrophic events.

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

The secure maintenance and transmission of user information is a critical element of our operations. Our information technology and other systems that maintain and transmit user information, or those of service providers, business partners or employee information have in the past been, and in the future may be, compromised by a malicious third-party penetration of our network security, or that of a third-party service provider or business partner, or impacted by intentional or unintentional actions or inaction by our employees, or those of a third-party service provider or business partner. As a result, our users’ information and funds may be lost, disclosed, accessed or taken without our users’ consent. We have experienced cybersecurity incidents, attempts to breach our systems and other similar incidents in the past. For example, we have been and expect that we will continue to be subject to attempts to gain unauthorized access to or through our information systems or those we develop for our customers, whether by our employees or third parties, including cyber-attacks by computer programmers and hackers who may develop and deploy viruses, worms or other malicious software programs. To date, these attacks have not had a material impact on our operations or financial results, but we cannot provide assurance that they will not have a material impact in the future.

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

In addition, cybersecurity incidents can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by third parties. These risks may increase over time as the complexity and number of technical systems and applications we use also increases. Breaches of our security measures or those of our third-party service providers or cybersecurity incidents have in the past been, and in the future could, result in unauthorized access to our sites, networks and systems; unauthorized access to and misappropriation of user information, including users’ personally identifiable information, or other confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our sites, networks or systems; deletion or modification of content or the display of unauthorized content on our sites; interruption, disruption or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; litigation, regulatory action and other potential liabilities. In the past, we have experienced social engineering, phishing, malware and similar attacks and threats of denial-of-service attacks, none of which to date has been material to our business; however, such attacks could in the future have a material adverse effect on our operations. If any of these breaches of security should occur and be material, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches, and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. We cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. While we maintain cybersecurity insurance coverage that we believe is adequate for our business, such coverage may not cover all potential costs and expenses associated with cybersecurity incidents that may occur in the future.

In addition, any party who is able to illicitly obtain a user’s password could access the user’s transaction data or personal information, resulting in the perception that our systems are insecure. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data protection, data security, network and information systems security and other laws and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition, results of operations and prospects. We continue to devote significant resources to protect against cybersecurity incidents or we may need to in the future to address problems caused by breaches, including notifying affected users and responding to any resulting litigation, which in turn, diverts resources from the growth and expansion of our business.

We rely on Amazon Web Services to deliver our product offerings to users, and any disruption of or interference with our use of Amazon Web Services could adversely affect our business, financial condition, results of operations and prospects.

We host certain of our product offerings and support our operations using Amazon Web Services (“AWS”), a third-party provider of cloud infrastructure services, along with other service providers. We do not, and will not, have control over the operations of the facilities or infrastructure of the third-party service providers that we use. Such third parties’ facilities are vulnerable to damage or interruption from natural disasters, cybersecurity incidents, terrorist attacks, power outages and similar events or acts of misconduct. Our technology’s continuing and uninterrupted performance is critical to our success. We have experienced, and we expect that in the future we will experience, interruptions, delays and outages in service and availability from these third-party service providers from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, cybersecurity incidents and capacity constraints. In addition, any changes in these third parties’ service levels may adversely affect our ability to meet the requirements of our users. Since our technology’s continuing and uninterrupted performance is critical to our success, sustained or repeated system failures would reduce the attractiveness of our product offerings. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand and the usage of our product offerings increases. Any negative publicity arising from these disruptions could harm our reputation and brand and may adversely affect the usage of our product offerings.

Our commercial agreement with AWS will remain in effect until terminated by AWS or us. AWS may only terminate the agreement for convenience after complying with the contractual prior notice requirement of two years. AWS may also terminate the agreement for cause upon a breach of the agreement or for failure to pay amounts due, in each case, subject to AWS providing prior written notice and a 30-day cure period. In the event that our agreement with AWS is terminated or we add additional cloud infrastructure service providers, we may experience significant costs or downtime in connection with the transfer to, or the addition of, new cloud infrastructure service providers. Although alternative providers could host our product offerings on a substantially similar basis to AWS, transitioning the cloud infrastructure currently hosted by AWS to alternative providers could potentially be disruptive and we could incur significant one-time costs.

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

We rely on a limited number of third-party payment processors to process deposits and withdrawals made by our users. If any of our third-party payment processors terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate payment processor, and may not be able to secure similar terms or replace such payment processor in an acceptable time frame. Further, the software and services provided by our third-party payment processors may not meet our expectations, contain errors or vulnerabilities, be compromised or experience outages. Any of these risks could cause us to lose our ability to accept online payments or other payment transactions, make timely payments to our users or access funds or credit in such payment processors or systems, any of which could make our technology less trustworthy and convenient, adversely affect our ability to attract and retain our users and negatively impact our working capital position.

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

We rely on third-party sports data providers for real-time and accurate data for sporting events, and if such third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition and results of operations could be adversely affected.

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

A substantial portion of our network infrastructure is provided by third parties, including Internet service providers and other technology-based service providers. See “—We rely on Amazon Web Services to deliver our product offerings to users and any disruption of or interference with our use of Amazon Web Services could adversely affect our business, financial condition, results of operations and prospects.” We require technology-based service providers to implement cyber-attack-resilient systems and processes. However, if Internet service providers experience service interruptions, including because of cybersecurity incidents, or due to an event causing an unusually high volume of Internet use, communications over the Internet may be interrupted and impair our ability to conduct our business. Internet service providers and other technology-based service providers may in the future roll out upgraded or new mobile or other telecommunications services, such as 5G or 6G services, which may not be successful and thus may impact the ability of our users to access our product offerings in a timely fashion or at all. In addition, our ability to process e-commerce transactions depends on bank processing and credit card systems. To prepare for system problems, we continuously seek to strengthen and enhance our current facilities and the capabilities of our system infrastructure and support. Nevertheless, there can be no assurance that the Internet infrastructure or our own network systems will continue to be able to meet the demand placed on us by the continued growth of the Internet, the overall online gaming industry and our users. Any difficulties these providers face, including the potential of certain network traffic receiving priority over other traffic (i.e., lack of net neutrality), may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. Any system failure as a result of reliance on third parties, such as network, software or hardware failure, including as a result of cybersecurity incidents, which causes a loss of our users’ property or personal information or a delay or interruption in our online services and product offerings and e-commerce services, including our ability to handle existing or increased traffic, could result in a loss of anticipated revenue, interruptions to our product offerings, cause us to incur significant legal, remediation and notification costs, degrade the customer experience and cause users to lose confidence in our product offerings, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We were founded in 2011 with a singular focus on the DFS industry and initially focused our efforts on growing our DFS product offering. In 2018, we expanded our product offerings to include our Sportsbook and iGaming product offerings. In 2021, we expanded our media offering and launched DraftKings Marketplace. We have rapidly expanded and we anticipate expanding further as new product offerings mature and as we pursue our growth strategies.

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

Our ability to achieve growth in revenue in the future will depend, in large part, upon our ability to attract new users to our product offerings, retain existing users of our product offerings and reactivate users in a cost-effective manner. Achieving growth in our community of users may require us to increasingly engage in sophisticated and costly sales and marketing efforts, which may not have a favorable return on investment. We have used and expect to continue to use a variety of free and paid marketing channels, in combination with compelling offers and exciting games to achieve our objectives. For paid marketing, we leverage a broad array of advertising channels, including television, radio, social media platforms, such as Facebook, Instagram, Twitter and Snap, affiliates and paid and organic search, and other digital channels, such as mobile display. If the search engines on which we rely modify their algorithms, change their terms around gaming, or if the prices at which we may purchase listings increase, then our costs could increase, and fewer users may click through to our website. If links to our website are not displayed prominently in online search results, if fewer users click through to our website, if our other digital marketing campaigns are not effective, or if the costs of attracting users with any of our current methods significantly increase, then our ability to efficiently attract new users could be reduced, our revenue could decline and our business, financial condition and results of operations could be harmed.

In addition, our ability to increase the number of users of our product offerings will depend on continued user adoption of Sportsbook, iGaming and DFS. Growth in the gaming industry and the level of demand for and market acceptance of our product offerings will be subject to a high degree of uncertainty. We cannot assure you that consumer adoption of our product offerings will continue or exceed current growth rates, or that the industry will achieve more widespread acceptance.

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

In addition, if any of the third-party platforms used for distribution of our product offerings were to limit or disable advertising on their platforms, either because of technological constraints or because the owners of these distribution platforms wished to impair our ability to serve ads on them, our ability to generate revenue could be harmed. Also, technologies have been, and may continue to be, developed by companies, such as Apple and Google, that, among other things, block or limit the display of our advertisements and some or all third-party cookies on mobile and desktop devices, limit cross-site and cross-device attribution, prevent measurement outside a narrowly-defined attribution window and prevent advertisement re-targeting and optimization. These developments could require us to make changes to how we collect information on, and track the actions of, our users and impact our marketing activities. While these changes have not had a material adverse impact on our business to date, they could materially impact the way we do business in the future, and if we or our advertising partners are unable to quickly and effectively adjust to new changes, there could be an adverse effect on our business, financial condition, results of operations or prospects.

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

DraftKings Marketplace facilitates the purchase and sale of nonfungible tokens (NFTs). The Company is defending litigation claiming Marketplace NFTs are “securities” under federal and state securities laws. While the Company believes that Marketplace NFTs are not securities, the final determination by the court in which the litigation is pending, another court, or by the SEC or another state or foreign regulatory authority is subject to uncertainty and if determined or re-interpreted in the future to be a security, we may be subject to damages in litigation, regulatory scrutiny, investigations, fines, and other penalties.

In developing, launching and operating DraftKings Marketplace, the Company analyzed whether the NFTs created for, offered, sold, or traded on, DraftKings Marketplace would be deemed “securities” under applicable law. The Company believes that such NFTs are not securities under the U.S. federal securities laws based, among other things, on the statutory definition of a security under the U.S. federal securities laws, Supreme Court decisions applying the definition of security, other judicial decisions applying the definition of a security, and factors articulated in public communications by representatives of the SEC, no-action letters, and enforcement actions.

The Company is defending litigation filed in March 2023 in federal district court in Massachusetts alleging, among other things, that Marketplace NFTs are securities that were required to be, but were not, registered with the SEC in accordance with federal and Massachusetts law, and that Marketplace is a securities exchange that is not registered as required by federal and Massachusetts law. In addition, in July 2023, the Company received a subpoena from the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts seeking documents and requesting answers to interrogatories concerning, among other things, DraftKings Marketplace and Marketplace NFTs, and related matters. Our belief that Marketplace NFTs are not securities is a risk-based assessment and not a legal standard nor is it binding on any regulatory authority or court and, notwithstanding our conclusions, we could be subject to legal or regulatory action in the event a court, the SEC or a state or foreign regulatory authority were to determine that a particular NFT offered, sold, or traded on DraftKings Marketplace is a “security” under applicable law.

The legal test for determining whether a particular digital asset, such as Marketplace NFTs, is a security is a complex and fact-driven analysis and the SEC generally does not provide advance guidance or confirmation on the status of any particular digital asset as a security.

The classification of a digital asset as a security may have wide-ranging implications. For example, a security may generally only be offered or sold in the United States pursuant to a registration statement filed with the SEC or in a transaction that is exempt from registration; persons that effect transactions in assets that are securities in the United States may be subject to registration with the SEC as a “broker” or “dealer;” platforms that bring together purchasers and sellers to trade digital assets that are securities in the United States are generally subject to registration as securities exchanges, or must qualify for an exemption; persons facilitating clearing and settlement of securities may be subject to registration with the SEC as a clearing agency; and foreign jurisdictions may have similar licensing, registration, and qualification requirements.

If the court in which the litigation is pending, another court, the SEC or another state or foreign regulatory authority makes a final determination that Marketplace NFTs are securities under applicable law, we could be subject to, among other things, damages in litigation, regulatory scrutiny, investigations, sanctions, civil monetary penalties, injunctions, fines, reputational harm and other penalties, which could negatively impact our business, operating results, and financial condition.

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

In May 2018, the U.S. Supreme Court struck down PASPA as unconstitutional. This decision has the effect of lifting federal restrictions on sports betting and thus allowing states to determine the legality of sports betting for themselves. Since the repeal of PASPA, several states (and Washington D.C.) have legalized online sports betting. To the extent new real money gaming or sports betting jurisdictions are established or expanded, we cannot guarantee that we will be successful in entering such new jurisdictions or expanding our business or user base in line with the growth of existing jurisdictions. If we are unable to effectively develop and operate directly or indirectly within these new jurisdictions or if our competitors are able to successfully enter jurisdictions that we cannot access or where we face other restrictions, there could be a material adverse effect on our business, operating results and financial condition. Our failure to obtain or maintain the necessary regulatory approvals in jurisdictions, whether individually or collectively, would have a material adverse effect on our business. See “Business — Government Regulation.” To expand into new jurisdictions, we may need to be licensed and obtain approvals of our product offerings. This is a time-consuming process that can be costly. Any delays in obtaining or difficulty in maintaining regulatory approvals needed for expansion within existing jurisdictions or into new jurisdictions can negatively affect our opportunities for growth, including the growth of our customer base, or delay our ability to recognize revenue from our product offerings in any such jurisdictions.

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

Our income tax expense is computed based on tax rates at the time of the respective financial period. Our future effective tax rates, financial condition and results from operations could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes in the tax rules and regulations or the interpretation of tax rules and regulations in the jurisdictions in which we do business or by changes in the valuation of our deferred tax assets. For example, the Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Shifting Project and released an implementation package in December 2023 which provides a coordinated system to ensure that multinational enterprises pay a global minimum tax. The guidelines and proposals may change aspects of the existing framework under which our tax obligations are determined in many of the countries where we do business. Similarly, the European Commission and several countries have issued proposals that would change aspects of the current tax framework under which we are taxed. These proposals include changes to the existing income tax framework, possibilities of a global minimum tax, and proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue.

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

Our fixed-odds betting product offerings involve betting where winnings are paid on the basis of the stake placed and the odds quoted. Odds are determined with the objective of providing an average return to the bookmaker over a large number of events and therefore, over the long term, our gross win percentage has remained fairly constant. However, there can be significant variation in gross win percentage event-by-event and day-by-day. We have systems and controls that seek to reduce the risk of daily losses occurring on a gross-win basis, but there can be no assurance that these will be effective in reducing our exposure, and consequently our exposure to this risk in the future. As a result, in the short term, there is less certainty of generating a positive gross win, and we have from time to time experienced, and may in the future experience, significant losses with respect to individual events or betting outcomes, in particular if large individual bets are placed on an event or betting outcome or series of events or betting outcomes. Odds compilers and risk managers are capable of human error, thus even allowing for the fact that a number of betting products are subject to capped pay-outs, significant volatility can occur. In addition, it is possible that there may be such a high volume of trading during any particular period that even automated systems would be unable to address and mitigate all risks. Any significant losses on a gross-win basis could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, if a jurisdiction where we hold or wish to apply for a license imposes a high turnover tax for betting (as opposed to a gross-win tax), this would also impact profitability, particularly with high value/low margin bets, and likewise have a material adverse effect on our business.

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

We follow the industry practice of restricting and managing betting limits at the individual customer level based on individual customer profiles and risk level to the enterprise; however, there is no guarantee that jurisdictions will allow operators such as us to limit on the individual customer level.

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

We became a public company following the consummation of the transactions contemplated by the Business Combination Agreement dated December 22, 2019, as amended on April 7, 2020 (the “DEAC Business Combination”), with Diamond Eagle Acquisition Corp. (“DEAC”), and as such, we have incurred, and will continue to incur, significant legal, accounting and other expenses that DraftKings and SBTech did not incur as private companies. We are subject to the reporting requirements of the Exchange Act, and we are required to comply with the applicable requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of The Nasdaq Stock Market, including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. Compliance with these rules and regulations can be burdensome, and our management and other personnel are required to devote a substantial amount of time to these compliance initiatives.

Failure to maintain adequate financial, information technology and management processes and controls could result in material weaknesses and lead to errors in our financial reporting, which could adversely affect our business as a public company.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of Sarbanes-Oxley requires that we evaluate and determine the effectiveness of our internal control over financial reporting. It also requires our independent registered public accounting firm to attest to our evaluation of our internal control over financial reporting with our Annual Report. Although our management has determined, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of December 31, 2023, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud.

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

If we are unable to certify the effectiveness of our internal controls, or if our internal controls have a material weakness, we may not detect errors in a timely fashion, our consolidated financial statements could be misstated, we could be subject to regulatory scrutiny and a loss of confidence by stakeholders, which could harm our business and adversely affect the market price of our common stock. Failure to comply with Section 404 of Sarbanes-Oxley could potentially subject us to sanctions or investigations by the SEC, FINRA or other regulatory authorities, as well as increase the risk of liability arising from litigation based on securities law.

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

As of December 31, 2023, 25 countries in Europe, the Middle East, Africa, and Asia-Pacific have enacted various aspects of the Organization for Economic Co-operation and Development’s Base Erosion and Profit Shifting (“BEPS”) 2.0 Pillar Two global minimum tax (GMT). In 24 of those countries, the GMT is effective beginning in 2024. Based on currently enacted law, the impact of GMT on our 2024 results is not expected to be material.

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

We may be subject to certain liabilities of DK Crown Holdings Inc. (formerly DraftKings Inc.), a Delaware corporation (“DK DE”), and SBTech. For example, DK DE and SBTech at times may each become subject to litigation claims in the operation of its business, including, but not limited to, with respect to employee matters and contract matters. From time to time, we may also face intellectual property infringement, misappropriation, or invalidity/non-infringement claims from third parties, and some of these claims may lead to litigation. We may initiate claims to assert or defend their own intellectual property against third parties. Any litigation may be expensive and time-consuming and could divert management’s attention from its business and negatively affect its operating results or financial condition. The outcome of any litigation cannot be guaranteed, and adverse outcomes can affect us negatively.

We currently are, and in the future may be, the subject of inquiry and investigation by governmental authorities, which could in turn lead to fines, as the regulatory landscape of sports betting and iGaming changes.

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

Our functional currency is the U.S. dollar, and as a result, we will be subject to foreign currency fluctuation due to operations by subsidiaries in non-U.S. jurisdictions, including our SBTech operations and the offering of our Sportsbook and iGaming product offerings in Ontario, Canada, and the fact that certain of our revenues, operating expenses and assets and liabilities are non-U.S. dollar denominated. For example, an increase in the value of non-U.S. dollar currencies against the U.S. dollar could increase costs for delivery of products and services and also increase cost of local operating expenses and procurement of materials or services that we must purchase in foreign currencies by increasing labor and other costs that are denominated in such local currencies. These risks related to exchange rate fluctuations may increase in future periods in the event that our non-U.S. operations expand. In 2023 and 2022, our exposure to foreign currency transaction and translation risks were not material. While we do not otherwise hedge our foreign exchange exposure, we may consider doing so in the future.

Foreign currency exchange rate volatility, as well as the cost of any hedging arrangements entered into in the future, may negatively affect our financial position and results of operations, and may adversely impact the comparability of results between periods.

Risk Factors Relating to our Indebtedness

We have substantial debt outstanding and may incur additional debt.

As of December 31, 2023, our total long-term debt was approximately $1,253.8 million, net of issuance costs. Our debt levels could have significant consequences, including:

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

Broad market and industry factors may materially harm the market price of our Class A common stock irrespective of our operating performance. The stock market in general, and securities traded on Nasdaq in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the affected companies. The trading prices and valuations of these stocks, and of our Class A common stock, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our Class A common stock also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

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

There were a total of 472.7 million shares of our Class A common stock outstanding as of December 31, 2023. In addition, we have reserved shares of Class A common stock for issuance under the DraftKings Inc. 2020 Incentive Plan (the “Incentive Plan”) and under the DraftKings Employee Stock Purchase Plan (the “ESPP”). Additionally, each of our Incentive Plan and ESPP currently provide for an automatic increase in the number of shares that will be reserved for issuance. Any shares of Class A common stock that we issue under our Incentive Plan, ESPP or other equity incentive plans that we may adopt in the future would dilute the percentage ownership held by holders of Class A common stock.

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

Shares of our Class B common stock are entitled to 10 votes per share, while shares of our Class A common stock are entitled to one vote per share. Mr. Robins, our Chief Executive Officer and Chairman, holds all of the issued and outstanding shares of our Class B common stock. Accordingly, Mr. Robins holds approximately 89% of the voting power of our capital stock and will be able to control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Mr. Robins may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of DraftKings, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of DraftKings, and might ultimately affect the market price of shares of our Class A common stock.

Our dual class structure may affect the trading price of our Class A common stock.

Our dual class structure may result in volatility in the market price of our Class A common stock whether due to adverse publicity or reaction from institutional or other investors or proxy advisory firms. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell and S&P Dow Jones announced that they would cease to allow most newly public companies with dual or multi-class capital structures to be included in their indices. Beginning in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. In 2023, S&P Dow Jones updated the share class eligibility rule to allow companies with multiple share class structures to be included in the S&P Composite 1500 Index and its component indices including the S&P 500. After this rule change by S&P Dow Jones, the Russell 2000 has, and other indices may have, limitations on inclusion based on multiple share class structures. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices will not be investing in our stock. These policies are still fairly new and it is as of yet unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress these valuations compared to those of other similar companies that are included. Because of our dual class structure, we have been and will likely continue to be excluded from certain of these indexes and we cannot assure you that other stock indexes will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make shares of our Class A common stock less attractive to other investors. As a result, the market price of shares of our Class A common stock could be adversely affected.

Nevada law and provisions of our amended and restated articles of incorporation and amended and restated bylaws could make a takeover proposal more difficult.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

The Company maintains a governance structure to address cybersecurity risk, which involves a dedicated Security Operations Team (the “Security Operations Team”), an executive security steering committee (the “Executive Security Steering Committee”), and the Compliance and Risk Committee of the Board and the Board.

The Company’s Security Operations Team, led by our Chief Information Security Officer, is responsible for identifying, assessing, mitigating, and reporting on material cybersecurity risks to the Company’s Executive Security Steering Committee. The Company’s Chief Information Security Officer holds high-level licenses and certifications relating to information security, including a Certified Information Security Manager from the Information Systems Audit and Control Association and a Certified Information Systems Security Professional and a Certified Cloud Security Professional from the International Information Security System Security Certification Consortium. The Company’s Executive Security Steering Committee, chaired by the Company’s Chief Information Security Officer and comprised of various cross-functional members of senior management, drives awareness and alignment across broad stakeholder groups for cybersecurity governance and risk management and reporting. The Executive Security Steering Committee receives quarterly reports from the Company’s Chief Information Security Officer. The Compliance and Risk Committee receives regular reports from the Company’s Chief Information Security Officer. The Compliance and Risk Committee periodically reports to the Board.

The Company maintains an operational Incident Response Plan (“IRP”) that defines how the Company handles cyber incidents, including escalation, reporting and remediation procedures. The IRP is reviewed annually both internally and by third parties during regular audits. In addition, the Company retains a preferred partner with expertise in cyber risks and incidents to advise on cybersecurity related matters. The Company’s preferred partner is also part of the Company’s IRP procedures and provides independent analysis and advice during cybersecurity investigations. The Company also maintains a Security Awareness Program, which is designed, implemented, and maintained by the Company’s Chief Information Security Officer. The Company’s Security Awareness Program includes training that reinforces the Company’s information technology risk and security management policies, standards and practices, as well as the expectation that employees comply with these policies. The Security Awareness Program engages personnel through training on how to identify potential cybersecurity risks and protect the Company’s resources and information, as well as how to respond to unauthorized access to or use of Company information. The Security Awareness Program training is mandatory for all employees globally at least annually, and it is supplemented by Company-wide assessment initiatives, including periodic testing. The Company provides specialized security training for certain employee roles, such as application developers.

The Company conducts periodic tests to assess the Company’s processes and procedures and the threat landscape, which are designed with the goal of implementing and maintaining a robust cybersecurity program. Where appropriate, the Company takes additional and ongoing steps intended to strengthen the Company’s cybersecurity capabilities and mitigate the risk of a breach or incident. The Company’s security program and IT-related controls are regularly examined by internal auditors, external auditors and various regulators. For example, each year, the Company conducts various third-party audits, including SOC 2 Type2, PCI DSS, ISO 27001. The Company also engages third-party consultants for incident responses. These third-party consultants report directly to the Chief Information Security Officer and, depending on the nature of the incident, report directly to the Executive Security Steering Committee on various topics including, effects of the incident and recommendations on how to strengthen the Company’s cybersecurity capabilities and mitigate the risk of a breach or incident. In addition to assessing the Company’s cybersecurity preparedness, the Company also considers and evaluates cybersecurity risks associated with its use of third-party service providers. The Company maintains a vendor onboarding program, pursuant to which the Company regularly reviews third-party hosted applications and, when available, requests its vendors to provide SOC2 and/or ISO 27001 certificates. The Company’s assessment of risks associated with use of third-party providers is part of the Company’s overall cybersecurity risk management program.

Although we have designed our cybersecurity program and governance procedures above to mitigate cybersecurity risks, we face unknown cybersecurity risks, threats and attacks. To date, these risks, threats or attacks have not had a material impact on our operations, business strategy or financial results, but we cannot provide assurance that they will not have a material impact in the future. See the section entitled “Risk Factors” included elsewhere in this Annual Report for further information. We continuously work to enhance our cybersecurity risk management program.

Item 2. Properties.

As of December 31, 2023, we had approximately 350,000 square feet of leased office space. Our corporate headquarters is located in Boston, Massachusetts and consists of approximately 125,000 square feet under a lease that expires in 2029, subject to our option to extend the term for two successive terms of five years each, or our right to early termination. Our lease and our rights under this lease are subordinated under a lien of mortgage. In addition to our corporate headquarters, we lease properties in several other cities in the United States, as well as in Ireland, Bulgaria, Ukraine, Israel and the United Kingdom. We use our corporate headquarters and our other facilities primarily for our management, technology, product design, sales and marketing, finance, legal, human resources, general administrative and information technology teams.

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

The ’302 Patent is currently subject to an ex parte reexamination proceeding at the U.S. Patent and Trademark Office (U.S. Patent Application No. 90/015,151) (the “’302 Reexam”). On October 31, 2023, a final office action was issued in the ’302 Reexam, rejecting and objecting to certain claims in the ’302 Patent.

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

On August 3, 2022, we filed a petition for inter partes review with the PTAB challenging the validity of the ‘243 Patent. On September 20, 2022, the court entered an order staying the pending motion to dismiss and staying all discovery pending final resolution of the petition for inter partes review through a final written decision. On January 31, 2023, the PTAB granted institution of the inter partes review, and it is expected to issue a final written decision by January 31, 2024. On February 15, 2023, the District Court administratively terminated the lawsuit pending the PTAB’s final written decision. On January 29, 2024, the PTAB issued final written decisions in the IPRs, finding unpatentable all challenged claims of the ’243, ’543, and ’730 Patents.

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

Securities Matters Arising From the Hindenburg Report and Related Matters

Beginning on July 9, 2021, the Company received subpoenas from the SEC seeking documents concerning, among other things, certain of the allegations concerning SBTech that were contained in a report published about the Company on June 15, 2021 by Hindenburg Research, as well as the Company’s adherence to and disclosures regarding its compliance policies and procedures, and related matters. The Company intends to comply with the related requests and is cooperating with the SEC’s ongoing inquiry.

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

Matters Related to the GNOG Transaction

On August 12, 2022, a putative class action was filed in Nevada state District Court in Clark County against Golden Nugget Online Gaming, Inc. (“GNOG Inc.”), the Company and one of its officers and two affiliates, as well as former officers or directors and the former controlling stockholder of GNOG Inc. and Jefferies LLC. The lawsuit asserts claims on behalf of a putative class of former minority stockholders of GNOG Inc. alleging that certain former officers and directors of GNOG Inc. and its former controlling stockholder (Tilman Fertitta and/or Fertitta Entertainment, Inc.) breached their fiduciary duties to minority stockholders of GNOG Inc. in connection with the GNOG Transaction, and the other defendants aided and abetted the alleged breaches of fiduciary duty. On November 1, 2022, defendants filed motions to dismiss the action on the procedural grounds of improper forum and lack of personal jurisdiction over certain defendants or, in the alternative, to stay the action pending resolution of parallel proceedings in the Delaware Court of Chancery. On May 24, 2023, the court (i) granted the motions to dismiss for improper forum with respect to GNOG Inc. and its former officers and directors other than Mr. Fertitta, as well as Jefferies LLC, (ii) denied the motions to dismiss for improper forum with respect to the Company and its officer and two affiliates, as well as Mr. Fertitta and Fertitta Entertainment, Inc., and (iii) granted the non-dismissed defendants’ alternative request to stay the action for at least nine months pending resolution of parallel proceedings in the Delaware Court of Chancery. On June 29, 2023, the plaintiff filed a motion for reconsideration of the court’s order insofar as it found certain claims subject to a Delaware forum requirement. On July 27, 2023, defendants filed oppositions to the plaintiff’s motion for reconsideration, and certain defendants filed countermotions for certification of final judgment as to the claims that the court previously dismissed pursuant to its May 24, 2023 order. On October 1, 2023, the court entered an order (1) denying the motion for reconsideration and (2) granting the motion for certification of final judgment as to the defendants whose claims against them previously were dismissed. On January 18, 2024, the court entered a stipulated order extending the stay until resolution of the parallel proceedings in Delaware Chancery Court.

On September 9, 2022, two similar putative class actions were filed in the Delaware Court of Chancery against former directors of GNOG Inc. and its former controlling stockholder, one of which also names the Company and Jefferies Financial Group, Inc. as defendants. These pending actions in Delaware assert substantially similar claims on behalf of a putative class of former minority stockholders of GNOG Inc. alleging that certain former officers and directors of GNOG Inc. and its former controlling stockholder (Tilman Fertitta) breached their fiduciary duties to minority stockholders of GNOG Inc. in connection with the GNOG Transaction, and one of the actions also alleges that the Company and Jefferies Financial Group, Inc. aided and abetted the alleged breaches of fiduciary duty. On October 12, 2022, the Delaware Court of Chancery consolidated these two actions under the caption In re Golden Nugget Online Gaming, Inc. Stockholders Litigation. On October 29, 2022, the court appointed co-lead plaintiffs in the consolidated action. On November 3, 2022, co-lead plaintiffs designated an operative complaint in the consolidated action. On January 13, 2023, defendants filed a motion seeking dismissal of the action. On June 8, 2023, the court denied defendants’ motion to dismiss. At a mediation held on January 24, 2024, the parties reached an agreement in principle to settle the Delaware action, subject to negotiation and execution of mutually agreeable definitive documentation and the performance and satisfaction of the terms and conditions set forth thereof.

The Company intends to vigorously defend against the Nevada action. The Company cannot predict with any degree of certainty the outcome the Nevada action or determine the extent of any potential liabilities. The Company also cannot provide an estimate of the possible loss or range of loss of the Nevada action. Any adverse outcome in the Nevada action could expose the Company to substantial damages or penalties that may have a material adverse impact on the Company’s operations and cash flows.

Despite the potential for significant damages, the Company does not believe, based on currently available information, that the outcome of the Nevada action will have a material adverse effect on the Company's financial condition, although the outcome could be material to the Company's operating results for any particular period, depending, in part, upon the operating results for such period.

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

Between August 22, 2022 and August 30, 2022, the Company filed petitions for inter partes review with the PTAB challenging the validity of each of the Arrow Gaming Patents. On March 14, 2023, the PTAB granted institution of all inter partes review petitions, and it is expected to issue final written decisions by March 14, 2024. On June 7, 2023, Arrow Gaming filed its responses to the petitions. On September 6, 2023, DraftKings filed its replies in support of the petitions. Oral argument occurred on December 13, 2023 and we are awaiting the final decision.

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

Between November 29, 2022, and February 7, 2023, the Company filed petitions for inter partes review with the PTAB challenging the validity of the Colossus Patents. With respect to the seven patents remaining pending in the case, the PTAB granted institution of IPRs for each of the ’341 patent, ’969 patent, and the ’822 patent. The PTAB is expected to issue final written decisions for these three IPRs by June 22, 2024. The PTAB denied institution of IPR for each of the ’516 patent, ’716 patent, ’338 patent and the '779 patent. On September 11, 2023, the Company filed a request for Director review of the PTAB’s decision not to institute review in the IPR for the ’779 patent. On November 7, 2023, the Director of the U.S. Patent and Trademark Office delegated Director Review of the PTAB’s institution decision in the IPR for the ’779 Patent to the Delegated Review Panel to determine whether to grant rehearing.

On September 6, 2023, the parties stipulated to a stay of the district court litigation pending resolution of the instituted IPRs. The PTAB review of the ’341, ’969 and ’822 patents are ongoing at this time.

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

Securities Matters Related to DraftKings Marketplace

On March 9, 2023, a putative class action was filed in Massachusetts federal court by an alleged purchaser of non-fungible tokens (“NFTs”) on the DraftKings Marketplace (“DK Marketplace”). The complaint asserts claims for violations of federal and state securities laws against the Company and three of its officers on the grounds that, among other things, the NFTs that are sold and traded on the DK Marketplace allegedly constitute securities that were not registered with the SEC in accordance with federal and Massachusetts law, and that the DK Marketplace is a securities exchange that is not registered in accordance with federal and Massachusetts law. Based on these allegations, the plaintiff brings claims seeking rescissory damages and other relief on behalf of himself and a putative class of persons who purchased NFTs on the DK Marketplace between August 11, 2021 and the present. On June 27, 2023, the court entered an order authorizing the plaintiff to file an amended complaint by August 4, 2023. On September 25, 2023, defendants filed a motion seeking dismissal of this action. On November 10, 2023, plaintiff filed an opposition to the motion to dismiss. On December 11, 2023, defendants filed a reply memorandum in support of the motion to dismiss. The Court heard oral argument on the motion to dismiss on December 19, 2023, and took the matter under advisement. We intend to vigorously defend this case.

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

Scanlon

On December 8, 2023, plaintiffs Melissa Scanlon and Shane Harris, individually and on behalf of others similarly situated, filed a purported Massachusetts class action lawsuit against DraftKings in Middlesex County Superior Court of Massachusetts. Among other things, Plaintiffs allege that the Company’s promotion that offered new customers an opportunity to earn up to 1,000 in site credits, and related advertisements, were: (1) unfair or deceptive practices in violation of Massachusetts General Laws (“M.G.L.”) c. 93A, §§ 2, 9; and (2) untrue and misleading advertising in violation of M.G.L. c. 266, § 91. The Plaintiffs are seeking, among other things, injunctive relief, actual damages, double or treble damages, and attorneys’ fees.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

DraftKings’ Class A common stock trades on The Nasdaq Stock Market under the symbol “DKNG”. Prior to April 24, 2020 and before the completion of the business combination with SBTech (Global) Limited and Diamond Eagle Acquisition Corp, the Class A common stock of Diamond Eagle Acquisition Corp traded on The Nasdaq Stock Market under the ticker symbol “DEAC”.

Holders

As of February 13, 2024, there were 878 holders of record of our Class A common stock. In addition to holders of record of our Class A common stock, we believe there is a substantially greater number of “street name” holders or beneficial holders whose Class A common stock is held of record by banks, brokers and other financial institutions.

There is no public market for our Class B common stock and one holder of record of our Class B common stock as of February 13, 2024.

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
Our priorities are to (a) continue to invest in our product offerings, (b) launch our product offerings in new jurisdictions, (c) create replicable and predictable state-level unit economics in Sportsbook and iGaming and (d) expand our other consumer product offerings. When we launch our Sportsbook and iGaming product offerings in a new jurisdiction, we invest heavily in user acquisition, retention and cross-selling until the new jurisdiction provides a critical mass of users engaged across our product offerings.
Our current technology is highly scalable with relatively minimal incremental spend required to launch our product offerings in new jurisdictions. We will continue to manage our fixed-cost base in conjunction with our market entry plans and focus our variable spend on marketing, user experience and support and regulatory compliance to become the product of choice for users and maintain favorable relationships with regulators. We also expect to improve our profitability on an annual basis over time as our revenue and gross profit expand as states mature, and our variable marketing expenses and fixed costs stabilize or grow at a slower rate.
Our path to profitability on an annual basis is based on the acceleration of positive contribution profit growth driven by increased revenue and gross profit generation from ongoing efficient customer acquisition enabled by the transition from local to regional to national advertising, strong customer retention, improved monetization from frequency and higher hold percentage, as well as scale benefits from investments in our product and technology and general and administrative functions. On a consolidated Adjusted EBITDA basis, we expect to achieve profitability on an annual basis when total contribution profit exceeds the fixed costs of our business, which depends, in part, on the percentage of the U.S. adult population that has access to our product offerings and the other factors summarized in the section entitled “Cautionary Statement Regarding Forward-Looking Statements”.

Financial Highlights and Trends

The following table sets forth a summary of our financial results for the periods indicated and is derived from our consolidated financial statements for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
(amounts in thousands)	2023	2022	2021
Revenue	$3,665,393	$2,240,461	$1,296,025
Net Loss	(802,142)	(1,377,987)	(1,523,195)
Adjusted EBITDA (1)	(151,035)	(721,781)	(676,133)

(1)Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Information” below for additional information about this measure and a reconciliation of this measure to the most directly comparable financial measure calculated in accordance with U.S. GAAP.

Revenue increased by $1,424.9 million in 2023, compared to 2022, primarily due to the strong performance of our Sportsbook and iGaming product offerings as a result of robust customer acquisition and retention, the successful launches of those product offerings in additional jurisdictions, and improved promotional reinvestment for Sportsbook and iGaming.

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

The chart below presents our average MUPs for 2021, 2022 and 2023:

Average Monthly Unique Payers
(in millions)
1.5
1.9
2.7
2021
2022
2023

Average Revenue per MUP (“ARPMUP”). We define and calculate ARPMUP as the average monthly revenue, excluding revenue from gaming software services, for a reporting period, divided by the average number of MUPs for the same period. ARPMUP is a key indicator of our ability to drive usage and monetization of our product offerings.

The chart below presents our ARPMUP for 2021, 2022 and 2023:

Average Revenue per Monthly Unique Payer
(in whole dollars)
$67
$96
$113
2021
2022
2023

The increase in MUPs for 2023, compared to 2022, primarily reflects strong unique payer retention and acquisition across our Sportsbook and iGaming product offerings as well as the expansion of our Sportsbook and iGaming product offerings into new jurisdictions, partially offset by a decline in DFS MUPs.

ARPMUP increased in 2023 compared to 2022, primarily due to structural improvement in our Sportsbook hold rate and improved promotional reinvestment for Sportsbook and iGaming.

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

Adjusted EBITDA

The table below presents our net loss, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP, reconciled to Adjusted EBITDA for the periods indicated:

	Year Ended December 31,
(amounts in thousands)	2023	2022	2021
Net Loss	$(802,142)	$(1,377,987)	$(1,523,195)
Adjusted for:
Depreciation and amortization (1)	201,920	169,252	121,138
Interest (income) expense, net	(55,739)	(18,702)	(1,957)
Income tax (benefit) provision	10,170	(67,866)	8,269
Stock-based compensation (2)	398,463	578,799	683,293
Transaction-related costs (3)	3,060	17,315	25,316
Litigation, settlement, and related costs (4)	34,500	7,010	10,392
Advocacy and other related legal expenses (5)	—	16,558	40,415
Loss (gain) on remeasurement of warrant liabilities	57,543	(29,396)	(30,065)
Other non-recurring, special project and non-operating (income) costs (6)	1,190	(16,764)	(9,739)
Adjusted EBITDA	$(151,035)	$(721,781)	$(676,133)

(1)The amounts include the amortization of acquired intangible assets of $117.3 million, $106.1 million, and $80.1 million for 2023, 2022, and 2021, respectively.
(2)Reflects stock-based compensation expenses resulting from the issuance of awards under incentive plans.
(3)Includes capital markets advisory, consulting, accounting and legal expenses related to evaluation, negotiation and integration costs incurred in connection with pending or completed transactions and offerings, including costs relating to the GNOG Transaction in 2022 and 2021.
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

When we enter new jurisdictions, we face significant competition from other established competitors, some of which may have more experience in sports betting and iGaming and access to more resources. We believe our analytics and technology, and the lessons learned from our DFS operations and prior launches of our online Sportsbook and iGaming product offerings, will enable us to capture significant share in newly available jurisdictions.

In addition, our growth prospects may suffer if we are unable to develop successful product offerings or if we fail to pursue additional product offerings. Further, if we fail to make the right investment decisions in our product offerings, technology and services, we may not effectively attract and retain users and our revenue and results of operations may be negatively impacted.

Legalization, Regulation and Taxation

Our growth prospects depend on the legalization of online sports betting and iGaming in additional jurisdictions, predominantly within the United States. Our strategy is to expand our Sportsbook and iGaming product offerings into new jurisdictions as they are legalized and become accessible to the extent it is economically beneficial to do so. As of February 13, 2024, 35 U.S. states, the District of Columbia and Puerto Rico have legalized some form of sports betting. Of those 37 legal jurisdictions, 32 have legalized online sports betting. Of those 32 jurisdictions, 31 are live, and DraftKings operates in 24 of them. The U.S. jurisdictions with statutes legalizing iGaming are Connecticut, Delaware, Michigan, New Jersey, Pennsylvania, Rhode Island and West Virginia.

The process of securing the necessary licenses or partnerships to operate in each jurisdiction may take longer than we anticipate. In addition, legislative or regulatory restrictions and product taxes may make it less attractive or more difficult for us to operate in a particular jurisdiction. For example, certain jurisdictions require us to have a relationship with a retail operator for online Sportsbook access, which tends to increase our cost of revenue. States that have established state-run monopolies may limit opportunities for private sector participants like us. We nonetheless believe our proprietary gaming software positions us to become a partner of choice to power state-run sportsbooks.

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

Managing Betting Risk

Sports betting and iGaming are characterized by an element of chance. Our revenue is impacted by variations in the hold percentage (the ratio of net win to total amount wagered) on bets placed on, or the actual outcome of, games or events on which users bet. Although our product offerings generally perform within a defined statistical range of outcomes, actual outcomes may vary for any given period, and a single large bet or the result of a significant sporting event can have a sizeable impact on our short-term financial performance. Our hold is also affected by factors that are beyond our control, such as a user’s experience and behavior, the mix of games played, the financial resources of users and the volume of bets placed. As a result of variability in these factors, actual hold rates on our product offerings may differ from the theoretical win rates we have estimated and could result in the winnings of our gaming users exceeding those anticipated. We seek to mitigate these risks through data science and analytics and rules built into our technology, as well as active management of our amounts at risk at a point in time, but we may not always be able to do so successfully, particularly over short periods, which can result in financial losses as well as revenue volatility.

Results of Operations

2023 Compared to 2022

The following table sets forth a summary of our consolidated results of operations for the years indicated, and the changes between periods. Due to the timing of the consummation of the GNOG Transaction, the below periods exclude GNOG’s operations prior to the GNOG Closing Date of May 5, 2022.

	Year ended December 31,
(amounts in thousands, except percentages)	2023	2022	$ Change	% Change
Revenue	$3,665,393	$2,240,461	$1,424,932	63.6%
Cost of revenue	2,292,175	1,484,273	807,902	54.4%
Sales and marketing	1,200,718	1,185,977	14,741	1.2%
Product and technology	355,156	318,247	36,909	11.6%
General and administrative	606,569	763,720	(157,151)	(20.6)%
Loss from operations	(789,225)	(1,511,756)	722,531	47.8%
Interest income (expense), net	55,739	18,702	37,037	198.0%
(Loss) gain on remeasurement of warrant liabilities	(57,543)	29,396	(86,939)	(295.8)%
Other (loss) income, net	(224)	20,700	(20,924)	(101.1)%
Loss before income tax (benefit) provision and loss from equity method investment	(791,253)	(1,442,958)	651,705	45.2%
Income tax (benefit) provision	10,170	(67,866)	78,036	115.0%
Loss (gain) from equity method investment	719	2,895	(2,176)	(75.2)%
Net Loss	$(802,142)	$(1,377,987)	$575,845	41.8%

Revenue. Revenue increased $1,424.9 million, or 63.6%, to $3,665.4 million in 2023, from $2,240.5 million in 2022. The increase was primarily attributable to our online gaming revenues, which increased $1,450.5 million, or 68.9%, to $3,557.2 million in 2023 primarily due to MUPs increasing by 39.5% as compared to 2022. The increase in MUPs was due to strong player retention and acquisition across our Sportsbook and iGaming product offerings, as well as the expansion of our Sportsbook and iGaming product offerings into new jurisdictions. Online gaming revenues also increased due to structural improvement in our Sportsbook hold rate and improved promotional reinvestment for our Sportsbook and iGaming product offerings, which contributed to ARPMUP growth of 17.7% compared to 2022.

Cost of Revenue. Cost of revenue increased $807.9 million, or 54.4%, to $2,292.2 million in 2023, from $1,484.3 million in 2022. Our online gaming product offerings accounted for substantially all of this increase, reflecting growth in revenue from our expanded product and jurisdictional footprint, including the launch of our Sportsbook product offering in Kentucky, Maine, Maryland, Massachusetts, and Ohio in 2023. In particular, the cost of revenue increase was primarily attributable to an increase in our variable expenses, such as product taxes and payment processing fees, which increased $516.1 million and

$107.3 million, respectively. The remaining increase was primarily attributable to an increase in our variable platform costs and revenue share arrangements resulting from additional customer activity.

Cost of revenue as a percentage of revenue decreased by 3.7 percentage points to 62.5% in 2023 from 66.2% in 2022, reflecting, in part, structural improvement in our Sportsbook hold rate and improved promotional reinvestment for our Sportsbook and iGaming product offerings, partially offset by a change in revenue mix from our more mature DFS product offering to our Sportsbook and iGaming product offerings, which, in general, produce revenue at a higher cost per revenue dollar relative to our more mature DFS product offering.

Sales and Marketing. Sales and marketing expense increased $14.7 million, or 1.2%, to $1,200.7 million in 2023, from $1,186.0 million in 2022. The increase was primarily attributable to an increase of $19.5 million in advertising costs spent to acquire users, partially offset by a reduction in compensation expense.

Product and Technology. Product and technology expense increased $36.9 million, or 11.6%, to $355.2 million in 2023 from $318.2 million in 2022. The increase primarily reflects an increase of $35.1 million in compensation expense due to increases in our product operations and engineering headcount.

General and Administrative. General and administrative expense decreased $157.2 million, or 20.6%, to $606.6 million in 2023 from $763.7 million in 2022. This decrease was primarily driven by a decrease in stock-based compensation expense of $174.1 million, a reduction in transaction-related costs of $14.3 million and a reduction in advocacy expense of $16.6 million partially offset by an increase in non-core litigation costs of $27.5 million and in cash-based compensation expense due to an increase in headcount.

Gain on Remeasurement of Warrant Liabilities. We recorded a loss on remeasurement of warrant liabilities of $57.5 million in 2023, compared to a gain of $29.4 million in 2022 primarily due to changes in the underlying share price of our Class A common stock.

Other Income, net. Other income (loss), net was a loss of $0.2 million in 2023, as compared to income of $20.7 million in 2022. This decrease was primarily attributable to an increase in the fair value of certain financial assets recorded in 2022.

Income Tax (Benefit) Provision. We recorded an income tax provision of $10.2 million in 2023, as compared to an income tax benefit of $67.9 million in 2022. This change was primarily due to a discretely recorded income tax benefit of $70.1 million, which was attributable to non-recurring partial releases of the Company’s U.S. valuation allowance as a result of the GNOG purchase price allocation in 2022.

Net Loss. Net loss improved by $575.8 million to $802.1 million in 2023 from $1,378.0 million in 2022 for the reasons discussed above.

2022 Compared to 2021

A discussion of changes in our results of operations in 2022 compared to 2021 has been omitted from this Annual Report, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 17, 2023, which is available free of charge on the SEC’s website at www.sec.gov and at www.DraftKings.com.

Quarterly Performance Trend and Seasonality

Our user engagement and financial performance is seasonal in nature, as indicated by the following chart, which presents our average MUPs and ARPMUP for the last eight quarters, and the explanations that follow.

Quarterly KPI Trend
MUPs (in 000's)
3,600
3,400
3,200
3,000
2,800
2,600
2,400
2,200
2,000
1,800
1,600
1,400
1,200
1,000
800
600
400
200
0
$150
$140
$130
$120
$110
$100
$90
$80
$70
$60
$50
$40
$30
$20
$10
$0
ARPMUP
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
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

Liquidity and Capital Resources

We had $1.3 billion in cash and cash equivalents as of December 31, 2023 (excluding restricted cash and cash reserved for users, which we segregate on behalf of our paid users for all jurisdictions and product offerings). We believe our cash on hand is sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months. We will continue to evaluate our long-term operating performance and cash needs and believe we are well positioned to continue to fund the operations of our business long-term.

Our material cash requirements include the following contractual and other obligations.

Debt. In March 2021, we issued zero-coupon convertible senior notes in an aggregate principal amount of $1,265.0 million (the “Convertible Notes”). The Convertible Notes mature on March 15, 2028, subject to earlier conversion, redemption or repurchase. In connection with the pricing of the Convertible Notes and the exercise of the option to purchase additional Convertible Notes, we entered into privately negotiated capped call transactions (the “Capped Call Transactions”). The Capped Call Transactions are expected generally to reduce potential dilution to DraftKings Inc.’s Class A common stock upon any conversion of the Convertible Notes. The net cost of $124.0 million incurred to enter into the Capped Call Transactions was recorded as a reduction to additional paid-in capital on the Company’s consolidated balance sheet. As of December 31, 2023, the Convertible Notes, net of issuance costs, balance was $1,253.8 million.

Leases. We have lease arrangements for certain corporate office facilities, data centers and motor vehicles. As of December 31, 2023, the Company had lease commitments of $117.8 million, with $16.5 million payable within twelve months.

Other Purchase Obligations. We have certain non-cancelable contracts with vendors, licensors and others requiring us to make future cash payments. As of December 31, 2023, these purchase obligations were $1,404.6 million, with $467.6 million payable within twelve months.

Cash Flows

The following table summarizes our cash flows for the periods indicated. Due to the timing of the consummation of the GNOG Transaction, the below periods exclude GNOG’s operations prior to the GNOG Closing Date of May 5, 2022.

	Year ended December 31,
(in thousands)	2023	2022	2021
Net cash (used in) operating activities	$(1,751)	$(625,519)	$(419,508)
Net cash (used in) investing activities	(90,360)	(208,766)	(195,022)
Net cash (used in) provided by financing activities	(63,221)	(16,732)	1,138,813
Effect of foreign exchange rates on cash and cash equivalents, restricted cash, and cash reserved for users	—	—	583
Net (decrease) increase in cash and cash equivalents, restricted cash, and cash reserved for users	(155,332)	(851,017)	524,866
Cash and cash equivalents, restricted cash, and cash reserved for users at beginning of period	1,778,825	2,629,842	2,104,976
Cash and cash equivalents, restricted cash, and cash reserved for users at end of period	$1,623,493	$1,778,825	$2,629,842

2023 Compared to 2022

Operating Activities. Net cash used in operating activities in 2023 was $1.8 million, compared to $625.5 million in 2022, primarily reflecting an improvement in net loss, net of non-cash items, of $610.6 million for the reasons described above, slightly offset by changes in operating assets and liabilities.

Investing Activities. Net cash used in investing activities in 2023 decreased by $118.4 million to $90.4 million from $208.8 million in 2022, mainly reflecting $24.4 million of proceeds from the sale of marketable equity securities and other financial assets in 2023 and a reduction of $96.5 million from cash paid for acquisitions, net of cash acquired, related to the GNOG Transaction in 2022, partially offset by an increase in cash paid for internally developed software.

Financing Activities. Net cash used in financing activities in 2023 increased by $46.5 million to $63.2 million from $16.7 million in 2022, primarily reflecting an increase in purchases of treasury stock of $54.5 million related to the satisfaction of withholding taxes due upon the vesting of restricted stock units, offset by an increase in proceeds from the exercise of stock options.

2022 Compared to 2021

A discussion of changes in cash flows in 2022 compared to 2021 has been omitted from this Annual Report, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 17, 2023, which is available free of charge on the SEC's website at www.sec.gov and at www.DraftKings.com.

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

We regularly review our contingencies to determine whether the likelihood of loss is probable or reasonably possible and to assess whether a reasonable estimate of the loss can be made. Determination of whether a loss estimate can be made is a complex undertaking that considers the judgment of management, third-party research, the prospect of negotiation and interpretations by regulators and courts, among other information. When a loss is determined to be probable, as that term is defined under U.S. GAAP, and the amount of the loss can be reasonably estimated, an estimated contingent liability is recorded. We continually reevaluate our indirect tax and other positions for appropriateness.

Goodwill

Goodwill is tested for impairment at the reporting unit level, which is the same or one level below an operating segment. In accordance with ASC Topic 350 Intangibles - Goodwill and Other, our business is classified into one reporting unit. Prior to October 1, 2023, the Company had three reporting units to which goodwill was allocated. On October 1, 2023, the Company reassessed its reporting units and determined it operated as a single reporting unit. In accordance with ASC 350, because such reassessment redefined previously determined reporting units, all goodwill was reassigned to the consolidated reporting unit. We review and evaluate our goodwill and indefinite life intangible assets for potential impairment at a minimum annually, in the fourth quarter, or more frequently if circumstances indicate that impairment is possible.

In testing goodwill for impairment, we have the option to begin with a qualitative assessment, commonly referred to as “Step 0”, to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, including changes in our management, strategy and primary user base. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then perform a quantitative goodwill impairment analysis by comparing the carrying amount to the fair value of the reporting unit. In estimating the fair value of the reporting unit, we may use key assumptions such as revenue growth rates, gross margin, and estimated costs for future periods and well as peer group market valuation multiples and discount rates. If the carrying amount exceeds the fair value, goodwill will be written down to the fair value and recorded as impairment expense in the consolidated statements of operations. We perform our impairment testing annually and when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We performed our annual impairment assessment of goodwill as of October 1, 2023, which included consideration of the change in reporting units, and concluded that goodwill was not impaired.

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
Stock-based Compensation

Our historical and outstanding stock-based compensation awards, including the issuances of options and other stock awards under our equity compensation plans, have typically included service-based or performance-based vesting conditions. For awards with only service-based vesting conditions, we record compensation cost for these awards using the straight-line method less an assumed forfeiture rate. For awards with performance-based or market-based vesting conditions, we recognize compensation cost on a tranche-by-tranche basis (the accelerated attribution method), based on the probability of achieving the performance criteria.

Stock-based compensation expense is measured based on the grant-date fair value of the stock-based awards and is recognized over the requisite service period of the awards. Prior to the DEAC Business Combination, our management and board of directors considered various objectives and subjective factors to determine the fair value of DK DE's common stock as of each grant date, including the value determined by a third-party valuation firm. These factors included, among other things, financial performance, capital structure, forecasted operating results and market performance analyses of similar companies in our industry. Following the DEAC Business Combination, the fair value of our Class A common stock is determined based on the quoted market price. To estimate the fair value of stock option awards, the Black-Scholes model is used to determine the fair value of grants with market-based conditions. The Black-Scholes model requires management to make a number of key assumptions, including risk-free interest rate, expected term, and expected volatility. The risk-free interest rate is estimated using the rate of return on U.S. treasury notes with a life that approximates the expected term. The expected term assumption used in the Black-Scholes model represents the period of time that the options are expected to be outstanding and is estimated using the midpoint between the requisite service period and the contractual term of the option. Expected volatility is based on an average volatility for a representative sample of comparable public companies, including the Company’s own.

The assumptions underlying these valuations and management’s assessment of achieving the performance criteria represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors, probabilities, or expected outcomes change and our management uses significantly different assumptions or estimates, our stock-based compensation expense for future periods could be materially different.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, foreign currency risk and inflation risk as follows:

Interest Rate Risk

We had cash and cash equivalents totaling $1.3 billion and $1.3 billion at December 31, 2023 and December 31, 2022, respectively. Our cash and cash equivalents consist of highly liquid, unrestricted savings, checking and other bank accounts. The Company also utilizes money market funds and short-term deposits with original maturities of three months or less. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. Due to the relatively short-term nature of our portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2023, which is the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with U.S. GAAP. Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Management has reviewed its assessment with the Audit Committee.

The Company’s independent registered public accounting firm, BDO USA, P.C., has issued an audit report on the Company’s internal control over financial reporting, which appears in Part II, Item 15 “Exhibits, Financial Statement Schedules” of this Annual Report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

Certain of our directors and executive officers have made, and may from time to time enter into trading plans or make elections to have shares sold or withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

During the fiscal quarter ended December 31, 2023, except as noted above, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Letter Agreements

On February 14, 2024, the Company entered into letter agreements with each of Messrs. Jason Robins, the Company’s Chief Executive Officer; Matthew Kalish, the Company’s President, DraftKings North America; and Paul Liberman, the Company’s President, Global Technology and Product, pursuant to which each executive officer agreed to a voluntary reduction in their respective base salaries to $1 for fiscal year 2024 (the “Base Salary Reductions”). The Base Salary Reductions do not modify any other rights under each of Messrs. Robins', Kalish's and Liberman's employment agreements that are determined by reference to such executive officer’s base salary (other than to the extent otherwise described in such letter agreements), and such provisions will continue to be applied based on the base salary rate in effect without giving effect to any Base Salary Reductions. Furthermore, the Base Salary Reductions are not intended to reduce any Company employee benefit provided to Messrs. Robins, Kalish and Liberman that is determined by reference to base salary, except that life and disability insurance will not be provided to Messrs. Robins, Kalish and Liberman during the applicable Base Salary Reduction period.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2023 (the “2024 Proxy Statement”), and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in our 2024 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our 2024 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our 2024 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in our 2024 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report
(a)(1) Financial Statements

Audited Consolidated Financial Statements of DraftKings Inc. for the years ended December 31, 2023, December 31, 2022 and December 31, 2021:
Reports of Independent Registered Public Accounting Firm (BDO USA P.C.); Boston, Massachusetts; PCAOB ID#243)	71
Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-3
Consolidated Statements of Comprehensive Loss	F-4
Consolidated Statements of Changes in Stockholders' Equity	F-5
Consolidated Statements of Cash Flows	F-7
Notes to the Consolidated Financial Statements	F-9

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
Boston, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of DraftKings Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 16, 2024 expressed an unqualified opinion thereon.

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

Assessment of the probability of achieving the vesting performance criteria of performance-based stock compensation plan awards

As described in Notes 2 and 11 to the consolidated financial statements, the Company issues stock options and other stock awards to employees with performance-based vesting conditions pursuant to its performance-based stock compensation plan (“PSP Awards”). The Company recognizes compensation cost for PSP Awards on a tranche-by-tranche basis (the accelerated attribution method), based on the probability of achieving the performance criteria. PSP Awards granted in 2023 and 2022 vest based on achievement of revenue and Adjusted EBITDA targets and have a range of payouts from 0% to 200%. For the year ended December 31, 2023, stock-based compensation expense attributable to all PSP Awards was $126.1 million.

We identified the assessment of the probability of achieving the performance-based vesting criteria and the related estimated payment of certain PSP Awards as a critical audit matter. The revenue and Adjusted EBITDA projections used in the probability assessment for certain PSP Awards require significant judgement due to the subjectivity of the revenue growth rates, Adjusted EBITDA margins and certain other assumptions used in the projections. Auditing these elements required especially challenging and subjective auditor judgment due to the nature and extent of effort required to address these matters.

The primary procedures we performed to address this critical audit matter included evaluating the reasonableness of the revenue growth rates, Adjusted EBITDA margins and certain other assumptions used in the projections by:

•Comparing the Company’s revenue and Adjusted EBITDA projections for the current year to current year results.

•Evaluating the consistency of the revenue growth rates and certain other assumptions with external industry data.

•Comparing the forecasted growth in revenue, forecasted Adjusted EBITDA margins and certain other assumptions to historical results.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2016.
Boston, Massachusetts
February 16, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
DraftKings Inc.
Boston, Massachusetts

Opinion on Internal Control over Financial Reporting

We have audited DraftKings Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 16, 2024 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

Boston, Massachusetts
February 16, 2024

DRAFTKINGS INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$1,270,503	$1,309,172
Restricted cash	11,700	—
Cash reserved for users	341,290	469,653
Receivables reserved for users	301,770	160,083
Accounts receivable	47,539	51,097
Prepaid expenses and other current assets	98,565	94,836
Total current assets	2,071,367	2,084,841
Property and equipment, net	60,695	60,102
Intangible assets, net	690,620	776,934
Goodwill	886,373	886,373
Operating lease right-of-use assets	93,985	65,957
Equity method investments	10,280	10,080
Deposits and other non-current assets	131,546	155,865
Total assets	$3,944,866	$4,040,152

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$639,599	$517,587
Liabilities to users	851,898	686,173
Operating lease liabilities, current portion	11,499	4,253
Other current liabilities	46,624	38,444
Total current liabilities	1,549,620	1,246,457
Convertible notes, net of issuance costs	1,253,760	1,251,103
Non-current operating lease liabilities	80,827	69,332
Warrant liabilities	63,568	10,680
Long-term income tax liabilities	72,810	69,858
Other long-term liabilities	83,975	70,029
Total liabilities	$3,104,560	$2,717,459
Commitments and contingent liabilities (Notes 7 and 15)

Stockholders’ equity:
Class A common stock, $0.0001 par value; 900,000 shares authorized as of December 31, 2023 and December 31, 2022, respectively; 484,598 and 459,265 shares issued and 472,697 and 450,575 outstanding at December 31, 2023 and December 31, 2022, respectively	$46	$45
Class B common stock, $0.0001 par value; 900,000 shares authorized as of December 31, 2023 and December 31, 2022; 393,014 shares issued and outstanding at December 31, 2023 and December 31, 2022	39	39
Treasury stock, at cost; 11,901 and 8,690 shares as of December 31, 2023 and December 31, 2022, respectively	(412,182)	(332,133)
Additional paid-in capital	7,149,858	6,750,055
Accumulated deficit	(5,933,943)	(5,131,801)
Accumulated other comprehensive income	36,488	36,488
Total stockholders’ equity	840,306	1,322,693
Total liabilities and stockholders’ equity	$3,944,866	$4,040,152

See accompanying notes to consolidated financial statements.

DRAFTKINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Years ended December 31,
	2023	2022	2021
Revenue	$3,665,393	$2,240,461	$1,296,025
Cost of revenue	2,292,175	1,484,273	794,162
Sales and marketing	1,200,718	1,185,977	981,500
Product and technology	355,156	318,247	253,655
General and administrative	606,569	763,720	828,325
Loss from operations	(789,225)	(1,511,756)	(1,561,617)
Other income (expense):
Interest income	58,418	21,353	4,066
Interest expense	(2,679)	(2,651)	(2,109)
(Loss) gain on remeasurement of warrant liabilities	(57,543)	29,396	30,065
Other (loss) gain, net	(224)	20,700	11,951
Loss before income tax provision (benefit) and loss (income) from equity method investment	(791,253)	(1,442,958)	(1,517,644)
Income tax (benefit) provision	10,170	(67,866)	8,269
Loss (income) from equity method investment	719	2,895	(2,718)
Net loss attributable to common stockholders	$(802,142)	$(1,377,987)	$(1,523,195)

Loss per share attributable to common stockholders:
Basic and diluted	$(1.73)	$(3.16)	$(3.78)

See accompanying notes to consolidated financial statements.

Due to the timing of the GNOG Transaction (as defined below), the above periods exclude the operations of GNOG (as defined below) prior to the closing date of May 5, 2022.

DRAFTKINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)

	Year ended December 31,
	2023	2022	2021
Net loss attributable to common stockholders	$(802,142)	$(1,377,987)	$(1,523,195)
Other comprehensive (loss) income
Foreign currency translation adjustments, net of nil tax	—	—	(47,046)
Comprehensive loss	$(802,142)	$(1,377,987)	$(1,570,241)

See accompanying notes to consolidated financial statements.

Due to the timing of the GNOG Transaction (as defined below), the above periods exclude the operations of GNOG (as defined below) prior to the closing date of May 5, 2022.

DRAFTKINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock Amount	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2022	450,575	$45	393,014	$39	$6,750,055	$(5,131,801)	$36,488	$(332,133)	$1,322,693
Exercise of stock options	3,943	—	—	—	16,540	—	—	—	16,540
Stock-based compensation expense	—	—	—	—	378,321	—	—	—	378,321
Equity consideration issued for acquisitions	—	—	—	—	—	—	—	—	—
Exercise of warrants	153	—	—	—	4,942	—	—	—	4,942
Purchase of treasury stock	(3,211)	—	—	—	—	—	—	(80,049)	(80,049)
Restricted stock unit vesting	21,237	1	—	—	—	—	—	—	1
Net loss	—	—	—	—	—	(802,142)	—	—	(802,142)
Balances at December 31, 2023	472,697	$46	393,014	$39	$7,149,858	$(5,933,943)	$36,488	$(412,182)	$840,306

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock Amount	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2021	407,781	$41	393,014	$39	$5,702,388	$(3,753,814)	$36,488	$(306,614)	$1,678,528
Exercise of stock options	3,267	—	—	—	8,743	—	—	—	8,743
Stock-based compensation expense	—	—	—	—	578,799	—	—	—	578,799
Equity consideration issued for acquisition	29,252	3	—	—	460,125	—	—	—	460,128
Purchase of treasury stock	(1,560)	—	—	—	—	—	—	(25,519)	(25,519)
Restricted stock unit vesting	11,835	1	—	—	—	—	—	—	1
Net loss	—	—	—	—	—	(1,377,987)	—	—	(1,377,987)
Balances at December 31, 2022	450,575	$45	393,014	$39	$6,750,055	$(5,131,801)	$36,488	$(332,133)	$1,322,693

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock Amount	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2020	396,303	$40	393,014	$39	$5,067,135	$(2,230,619)	$83,534	$(288,784)	$2,631,345
Exercise of stock options	9,421	1	—	—	31,478	—	—	—	31,479
Stock-based compensation expense	—	—	—	—	683,293	—	—	—	683,293
Purchase of capped call options	—	—	—	—	(123,970)	—	—	—	(123,970)
Equity consideration issued for acquisition	520	—	—	—	33,149	—	—	—	33,149
Exercise of warrants	337	—	—	—	9,205	—	—	—	9,205
Purchase of treasury stock	(323)	—	—	—	—	—	—	(17,830)	(17,830)
Restricted stock unit vesting	1,523	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	(47,046)	—	(47,046)
Other	—	—	—	—	2,098	—	—	—	2,098
Net loss	—	—	—	—	—	(1,523,195)	—	—	(1,523,195)
Balances at December 31, 2021	407,781	$41	393,014	$39	$5,702,388	$(3,753,814)	$36,488	$(306,614)	$1,678,528

See accompanying notes to consolidated financial statements.

Due to the timing of the GNOG Transaction (as defined below), the above periods exclude the operations of GNOG (as defined below) prior to the closing date of May 5, 2022.

DRAFTKINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities:
Net loss attributable to common shareholders	$(802,142)	$(1,377,987)	$(1,523,195)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	201,920	169,252	121,138
Non-cash interest expense, net	386	870	2,109
Stock-based compensation expense	398,463	578,799	683,293
Loss (gain) on remeasurement of warrant liabilities	57,543	(29,396)	(30,065)
Loss (gain) from equity method investment	719	2,895	(2,718)
Loss (gain) on marketable equity securities and other financial assets, net	75	(10,999)	(11,311)
Deferred income taxes	5,849	(73,407)	(15,509)
Other expenses, net	554	(7,268)	—
Change in operating assets and liabilities, net of effect of acquisitions:
Receivables reserved for users	(141,687)	(105,320)	(21,700)
Accounts receivables	3,558	2,506	(1,787)
Prepaid expenses and other current assets	2,451	(26,217)	(10,078)
Deposits and other non-current assets	(19,355)	(4,921)	(6,458)
Operating leases, net	6,558	1,304	(1,059)
Accounts payable and accrued expenses	103,593	95,269	167,927
Liabilities to users	165,725	152,985	210,932
Long-term income tax liability	2,952	(9,267)	13,227
Other long-term liabilities	11,087	15,383	5,746
Net cash flows used in operating activities	(1,751)	(625,519)	(419,508)
Cash Flows from Investing Activities:
Purchases of property and equipment	(20,902)	(32,402)	(15,925)
Cash paid for internally developed software costs	(80,378)	(64,030)	(46,542)
Acquisition of gaming licenses	(12,105)	(7,213)	(35,809)
Proceeds from (purchase of) marketable equity securities and other financial assets	24,425	—	(25,000)
Cash paid for acquisitions, net of cash acquired	—	(96,507)	(64,970)
Other investing activities, net	(1,400)	(8,614)	(6,776)
Net cash flows used in investing activities	(90,360)	(208,766)	(195,022)
Cash Flow from Financing Activities:
Proceeds from issuance of convertible notes, net	—	—	1,248,025
Purchase of capped call options	—	—	(123,970)
Proceeds from exercise of warrants	288	44	693
Purchase of treasury stock	(80,049)	(25,519)	(17,830)
Proceeds from exercise of stock options	16,540	8,743	31,479
Other financing activities	—	—	416
Net cash flows (used in) provided by financing activities	(63,221)	(16,732)	1,138,813
Effect of foreign exchange rates on cash and cash equivalents, restricted cash, and cash reserved for users	—	—	583

Net (decrease) increase in cash and cash equivalents, restricted cash, and cash reserved for users	(155,332)	(851,017)	524,866
Cash and cash equivalents, restricted cash, and cash reserved for users at the beginning of period	1,778,825	2,629,842	2,104,976
Cash and cash equivalents, restricted cash, and cash reserved for users at the end of period	$1,623,493	$1,778,825	$2,629,842

Disclosure of cash and cash equivalents, restricted cash, and cash reserved for users
Cash and cash equivalents	$1,270,503	$1,309,172	$2,152,892
Restricted cash	11,700	—	—
Cash reserved for users	341,290	469,653	476,950
Cash and cash equivalents, restricted cash, and cash reserved for users at the end of period	$1,623,493	$1,778,825	$2,629,842

Supplemental Disclosure of Noncash Investing and Financing Activities:
Investing activities included in accounts payable and accrued expenses	569	9,155	(3,758)
Equity consideration issued for acquisitions	—	460,128	33,149
Decrease in warrant liabilities from cashless exercise of warrants	4,654	—	—
Supplemental Disclosure of Cash Activities:
(Decrease) increase in cash reserved for users	(128,363)	(7,297)	189,232
Cash paid for interest	—	—	—
Cash paid for income taxes, net of refunds	8,341	10,366	5,632

See accompanying notes to consolidated financial statements.

Due to the timing of the GNOG Transaction (as defined below), the above periods exclude the operations of GNOG (as defined below) prior to the closing date of May 5, 2022.

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

In May 2018, the Supreme Court (the “Court”) struck down on constitutional grounds the Professional and Amateur Sports Protection Act of 1992 (“PASPA”), a law that prohibited most states from authorizing and regulating sports betting. Since the Court’s decision, many states have legalized sports betting. As of December 31, 2023, 35 U.S. states, the District of Columbia and Puerto Rico have legalized some form of sports betting. Of those 37 legal jurisdictions, 32 have legalized online sports betting. Of those 32 jurisdictions, 30 are live, and DraftKings operates in 23 of them. The U.S jurisdictions with statutes legalizing iGaming are Connecticut, Delaware, Michigan, New Jersey, Pennsylvania, Rhode Island and West Virginia.

As of December 31, 2023, we operate our online sports betting product offering in Arizona, Colorado, Connecticut, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Michigan, Massachusetts, New Hampshire, New Jersey, New York, Oregon, Pennsylvania, Tennessee, Virginia, West Virginia, Wyoming and Ontario, Canada and we operate retail sportsbooks in Arizona, Colorado, Connecticut, Illinois, Iowa, Kansas, Louisiana, Michigan, Mississippi, New Hampshire, New Jersey and Washington. As of December 31, 2023, the Company offers its iGaming product offering in Connecticut, Michigan, New Jersey, Pennsylvania, West Virginia and Ontario, Canada. The Company also has arrangements in place with land-based casinos to expand operations into additional states upon the passing of relevant legislation, the issuance of related regulations and the receipt of required licenses.

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

The Company consummated the GNOG Transaction on the GNOG Closing Date. In the GNOG Transaction, the Company was determined to be the accounting acquirer and, as such, the acquisition is considered a business combination under Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, and was accounted for using the acquisition method of accounting. These consolidated financial statements include the accounts and operations of the Company, except that, due to the timing of the consummation of the GNOG Transaction, these consolidated financial statements exclude the operations of GNOG prior to the GNOG Closing Date.

Segments

The Company regularly reviews its operating segments and the approach used by the chief operating decision maker (“CODM”) to evaluate performance and allocate resources. Prior to the fourth quarter of 2022, the Company had two distinct operating segments: a business-to-consumer (“B2C”) segment, which included its Sportsbook, iGaming and DFS product offerings, as well as media and other consumer product offerings, and a business-to-business (“B2B”) segment, which had principal activities involving the design and development of gaming software.

However, beginning in the fourth quarter of 2022, as a result of the Company’s integration of the technology and expertise of SBTech, the Company began to view the B2B segment primarily as a cost center of the B2C segment and, therefore, began to operate its business and report its results as a single operating segment. The Company’s determination that it operates as a single segment is consistent with the CODM's regular review of consolidated financial information for the purposes of evaluating performance, allocating resources and planning and forecasting for future periods. Prior periods have been reclassified to conform to the new segment presentation.

Foreign Currency and Comprehensive Loss

Prior to January 1, 2022, the Company's reporting currency was the U.S. dollar while the functional currency of the Company’s significant non-U.S. subsidiaries was the Euro. The financial statements of the Company’s significant non-U.S. subsidiaries were translated into United States dollars in accordance with ASC 830, Foreign Currency Matters, using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs and expenses and historical rates for equity. For the period ending December 31, 2021, the translation gain is included in the consolidated statements of comprehensive loss. Effective as of January 1, 2022, the Company’s reporting currency remained the U.S. dollar and the functional currency of the Company's significant non-U.S. subsidiaries’ functional currency was changed from the Euro to the U.S. dollar. Accordingly, the Company did not have to translate the financial statements of its significant non-U.S. subsidiaries for the years ended December 31, 2023 and 2022.

During 2023, 2022 and 2021, foreign currency transactions did not have a material impact on net loss.

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

Going Concern

The Company currently expects that its cash will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months after February 16, 2024. The Company has experienced operating losses and negative operating cash flows for the years ended December 31, 2023, 2022 and 2021. While certain jurisdictions will experience improved operating cash flow, the Company expects to continue to incur annual operating losses for the next twelve months.

Concentration Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, and cash reserved for users. The Company maintains separate accounts for cash and cash reserved for users primarily across several financial institutions. Some of the amounts held exceed federally insured limits. Management believes all financial institutions holding its cash are of high credit quality and does not believe the Company is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company relies on a limited number of vendors to support operations. In particular, a single vendor is currently the primary provider of web services that allow the Company to host its Sportsbook, iGaming and DFS product offerings. Any interruption in the services provided by this supplier could have a material adverse effect on its business, financial condition and results of operations.

The Company’s growth prospects and market potential will depend on its ability to obtain and maintain licenses to operate in a number of jurisdictions, and if the Company fails to obtain and maintain such licenses, its business, financial condition, results of operations and prospects could be impaired.

We conduct business in numerous countries that carry high levels of currency, political, compliance and economic risk. For example, we have offices in Ukraine and Israel, and the military conflict between Russia and Ukraine and the evolving conflict in Israel and Gaza and any business interruptions or other spillover effects from such conflicts could adversely affect our operations.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid, unrestricted savings, checking, money market funds with original maturities of less than three months and other bank accounts.

Restricted Cash

Restricted cash refers to cash that is held by the company but cannot be used for continuing operations. Restricted cash as of December 31, 2023, primarily relates to collateral for a letter of credit in connection with a cyber-security insurance policy entered into in 2023.

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

Receivables Reserved for Users

Receivables for user deposits not yet received are stated at the amount the Company expects to collect from a payment processor, which includes an allowance for credit losses if appropriate. These receivables arise, primarily, due to process timing between when a user deposits and when the Company receives that deposit from the payment processor. The allowance for credit losses is determined based on the Company’s assessment of the probability of the non-payment of the receivable. This provision is netted against the receivable balance with the loss being recognized within general and administrative expenses in the consolidated statements of operations. As of and for the years ending December 31, 2023 and December 31, 2022, the provision did not have a material impact on the Company’s consolidated financial statements.
Accounts Receivables

Accounts receivables are recorded at amortized cost, less any allowance for credit losses. The allowance for credit losses is determined based on the Company’s assessment of the probability of non-payment of the receivable after all means of collection have been exhausted and the potential for recovery is considered remote. This provision is netted against the receivable balance with the loss being recognized within general and administrative expenses in the consolidated statements of operations. As of and for the years ending December 31, 2023 and December 31, 2022, the provision did not have a material impact on the Company’s consolidated financial statements.
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

Internally Developed Software

Software that is developed for internal use is accounted for pursuant to ASC 350-40, Intangibles, Goodwill and Other—Internal-Use Software. Qualifying costs incurred to develop internal-use software are capitalized when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and perform as intended. These capitalized costs include compensation for employees who develop internal-use software and external costs related to development of internal use software. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Internally developed software is amortized using the straight-line method over an estimated useful life. All other expenditures, including those incurred in order to maintain an intangible asset’s current level of performance, are expensed as incurred. When intangible assets are retired or disposed of, the cost and accumulated amortization thereon are removed, and any resulting gain or losses are included in the consolidated statements of operations.

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

Impairment of Long-Lived Assets

Long-lived assets, except for goodwill and indefinite-lived intangible assets, consist of property and equipment and finite-lived acquired intangible assets, such as internal-use software, developed software, gaming licenses, trademarks, tradenames, and customer relationships. Long-lived assets, except for goodwill and indefinite-lived assets, are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. Impairment expense is recognized to the extent an asset’s expected undiscounted future cash flows are less than the asset’s carrying amount. The Company determined that there was no impairment of long-lived assets during 2023, 2022, or 2021.

Goodwill

The Company regularly reviews its reporting units and the approach used by the CODM and segment management to evaluate performance and allocate resources. Prior to 2023, the Company’s business was classified into three reporting units: B2C, Media and B2B. However, as a result of the Company’s integration of its B2B business and change in reporting structure to the CODM, the Company determined that it only had one reporting unit as of October 1, 2023, the Company’s annual goodwill impairment assessment date. In testing goodwill for impairment, the Company has the option to begin with a qualitative assessment, commonly referred to as “Step 0,” to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in the Company’s management, strategy and primary user base. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative goodwill impairment analysis by comparing the carrying amount to the fair value of the reporting unit. If the carrying amount exceeds the fair value, goodwill will be written down to the fair value and recorded as impairment expense in the consolidated statements of operations. The Company performs its impairment testing annually and when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performed its annual impairment assessment of goodwill as of October 1, 2023 and, with consideration regarding the change in reporting units, concluded that goodwill was not impaired.

Equity Method Investments

The Company has a 49.9% membership interest in DKFS, LLC, also known as DRIVE by DraftKings as of December 31, 2023. In addition, the Company has committed to invest up to $17.5 million into DBDK Venture Fund I, LP, a Delaware limited partnership and a subsidiary of DKFS LLC. As of December 31, 2023, the Company had invested a total of $7.6 million of the total commitment, which represents ownership of approximately 28.6% in the fund.

The Company uses the equity method to account for investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, but it does not exercise control and is not the primary beneficiary. The Company’s judgment regarding its level of influence over the equity method investee includes considering key factors, such as ownership interest, representation on the board of directors, and participation in policy-making decisions. The Company’s carrying value in the equity method investee is reflected in the caption “Equity method investments”

on the consolidated balance sheets. Changes in value of DKFS, LLC and DBDK Venture Fund I, LP are recorded in “Loss (income) from equity method investment” on the consolidated statements of operations.

Under the equity method, the Company’s investment is initially measured at cost and subsequently increased or decreased to recognize the Company’s share of income and losses of the investee, capital contributions and distributions and impairment losses. The Company performs a qualitative assessment annually and recognizes an impairment if there are sufficient indicators that the fair value of the investment is less than carrying value. There was no such impairment recorded during 2023, 2022, or 2021.

Leases

The Company determines if an arrangement is a lease at inception and categorizes it as either operating or finance based on the criteria of ASC 842. An arrangement contains a lease when the arrangement conveys the right to control the use of an identified asset over the lease term. Operating leases are recorded in the Consolidated Balance Sheets. The Company currently does not have any finance leases. The Company elects certain practical expedients that include not separating lease and non-lease components and it does not apply the right-of-use (“ROU”) assets and lease liability recognition requirements to short-term leases.

Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. These leases typically do not provide an implicit rate; therefore, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future lease payments. The incremental borrowing rate is the rate incurred to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. ROUs are recognized at the lease commencement date at the value of the lease liability, adjusted for any lease payments made prior to commencement and exclude lease incentives and initial direct costs incurred. The lease terms include all non-cancelable periods and may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the expected lease term.

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

Loss Contingencies

The Company’s loss contingencies, which are included within accounts payable and accrued expenses or other long-term liabilities in our consolidated balance sheets, are uncertain by nature and their estimation requires significant management judgment as to the probability of loss and estimation of the amount of such loss. These contingencies include, but may not be limited to, litigation, indirect taxes, regulatory investigations and proceedings and management’s evaluation of complex laws and regulations, and the extent to which they may apply to our business and industry.

The Company regularly reviews its contingencies to determine whether the likelihood of loss is probable or reasonably possible and to assess whether a reasonable estimate of the loss can be made. Determination of whether a loss estimate can be made is a complex undertaking that considers the judgement of management, third-party research, the prospect of negotiation and interpretations by regulators and courts, among other information. When a loss is determined to be probable, and the amount of the loss can be reasonably estimated, an estimated contingent liability is recorded and the related legal costs are expensed as incurred.

Revenue Recognition

The Company records revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires more detailed disclosures to enable readers of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. See Note 9 (Revenue Recognition) for further information.

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

Media and advertising revenue

The Company enters contracts with businesses where it receives consideration in exchange for advertisement activities over the related campaign periods. These services are grouped into advertising promises and sponsored game promises. The advertising packages range from standard ad placements and background ad placements to more high-touch integrations, such as sponsored DFS contest series or custom site takeovers. Media and advertising revenue is generated from business users and recognized ratably over the respective ad periods.

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

Contracts with customers may include multiple performance obligations. For such arrangements, the transaction price is allocated to performance obligations on a relative standalone selling price basis. Standalone selling prices are estimated based on observable data of the Company’s sales of such products and services to similar customers and in similar circumstances on a standalone basis. For Online Gaming, which includes Sportsbook, iGaming and DFS, the Company allocates a portion of the transaction price to certain customer incentives that create material future customer rights. In addition, in the event of a multi-stage contest, the Company will allocate transaction price ratably from contest start to the contest’s final stage.

Certain costs to obtain or fulfill contracts

Under ASC 606, certain costs to obtain or fulfill a contract with a customer must be capitalized, to the extent recoverable from the associated contract margin, and subsequently amortized as the products or services are delivered to the customer. These costs are capitalized as contract acquisition costs and are amortized over the period of benefit to the customer. For the Company, the period of benefit is typically less than or equal to one year. As such, the Company applied the practical expedient and contract acquisition costs are expensed immediately. Customer contract costs which do not qualify for capitalization as contract fulfillment costs are expensed as incurred.

Contract balances

Contract assets and liabilities represent the differences in the timing of revenue recognition from the receipt of cash from the Company’s customers and billings to those customers. Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing.

Deferred revenue primarily represents contract liabilities related to the Company’s obligation to transfer future value in relation to in-period transactions in which the Company has received consideration. Such obligations are recognized as liabilities when awarded to users and are recognized as revenue when those liabilities are later resolved. The Company maintains various programs to incentivize user behavior, which allow users to earn awards. Incentive awards generally represent a material right to the user, and awards may be redeemed for future services. Incentive awards earned by users, but not yet redeemed, are generally recognized as a reduction to revenue and included within liabilities to users on our consolidated balance sheets. When a user redeems most types of awards, the Company recognizes revenue on its consolidated statements of operations. Certain player awards are not subject to expiration or have not been expired historically; on such awards the Company recognizes breakage (for amounts not expected to be redeemed) to the extent there is no requirement for remitting such balances to regulatory agencies. In addition to these incentive programs, the Company’s deferred revenue balance also consists of wagered amounts that relate to unsettled or pending outcomes.

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

Sales and Marketing

Sales and marketing expenses consist primarily of expenses associated with advertising, conferences, costs related to free to play contests, rent and facilities maintenance, and the compensation of sales and marketing personnel, including stock-based compensation expenses. Advertising costs are expensed as incurred and are included in sales and marketing expense in our consolidated statements of operations. Advertising costs include those costs associated with communicating with potential customers and generally use some form of media, such as internet, radio, print, television, or billboards. Advertising costs also include costs associated with strategic league and team partnerships. During the years ended December 31, 2023, 2022 and 2021, advertising costs calculated in accordance with U.S. GAAP were $984.4 million, $964.9 million and $831.1 million, respectively.

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

Benefit Plans

The Company maintains a defined contribution plan, which covers a majority of employees. The plan allows for employee salary deferrals, which are matched at our discretion. The Company contributions to these plans were $11.6 million, $9.3 million and $6.7 million in 2023, 2022 and 2021, respectively.

Stock-based Compensation

The Company measures compensation cost for stock options and other stock awards in accordance with ASC 718, Compensation—Stock Compensation. Stock-based compensation is measured at fair value on grant date and recognized as compensation cost over the requisite service period. Generally, the Company issues stock options and other stock awards to employees with service-based or performance-based vesting conditions. For awards with only service-based vesting conditions, the Company records compensation cost for these awards using the straight-line method less an assumed forfeiture rate. For awards with performance-based vesting conditions, the Company recognizes compensation cost on a tranche-by-tranche basis (the accelerated attribution method), based on the probability of achieving the performance criteria.

Under the provisions of ASC 505-50, Equity-Based Payments to Non-Employees, the Company measures stock-based awards granted to non-employees at the earlier of: (i) the performance commitment date, or (ii) the date the services required under the arrangement have been completed. Compensation cost is recognized over the period during which services are rendered by non-employees until service is completed.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between U.S. GAAP treatment and tax treatment of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax liabilities are included in other long-term liabilities in the consolidated balance sheets. Changes in deferred tax assets and liabilities are included in the income tax (benefit) provision in the consolidated statement of operations. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by considering taxable income of the appropriate source and character in carryback years, existing taxable temporary differences, prudent and feasible tax planning strategies and estimated future taxable profits.

The Company accounts for uncertainty in income taxes recognized in its consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then measured to determine the amount of benefit to recognize in our consolidated financial statements. Liabilities for uncertain tax positions are included in long-term income tax liabilities in the consolidated balance sheets. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The income tax (benefit) provision includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate, as well as the related net interest and penalties.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which clarifies the guidance in Accounting Standards Codification Topic 820, Fair Value Measurement (“Topic 820”), when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. While the Company is continuing to assess the potential impacts of ASU 2022-03, it does not expect ASU 2022-03 to have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosures. The guidance expands the disclosures required for reportable segments in our annual and interim consolidated financial statements, primarily through enhanced disclosures about significant segment expenses. The standard will be effective for us beginning with our annual reporting for fiscal year 2024 and interim periods thereafter, with early adoption permitted. We are currently evaluating the impact of this standard on our segment disclosures.

In December 2023, the FASB issued ASU 2023-08, Accounting for and Disclosure of Crypto Assets (Topic 820), a new standard designed to enhance decision-useful information about such assets and to better reflect the underlying economics of cryptocurrency transactions. The standard will be effective for us beginning with our annual reporting for fiscal year 2025 and interim periods thereafter, with early adoption permitted. We are currently evaluating the impact of this standard on our digital assets’ accounting and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes—Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 modifies the rules on income tax disclosures to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The amendments are intended to address investors’ requests for income tax disclosures that provide more information to help them better understand an entity’s exposure to potential changes in tax laws and the ensuing risks and opportunities and to assess income tax information that affects cash flow forecasts and capital allocation decisions. The guidance also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024. All entities are required to apply the guidance prospectively but have the option to apply it retrospectively. Early adoption is permitted. The Company is continuing to assess the timing of adoption and the potential impacts of ASC 2023-09.

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

Operating results for GNOG on and after the GNOG Closing Date are included in the Company’s consolidated statements of operations for the years ended December 31, 2023 and 2022. Because the Company is integrating GNOG’s operations into its consolidated operating activities, the amount of revenue and earnings attributable to the GNOG business for 2022, which is included within revenue and net loss attributable to common stockholders in the Company’s consolidated statements of operations, was impracticable to determine.

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

The foregoing pro forma financial information is based on estimates and assumptions, which the Company believes are reasonable. The pro forma financial information includes adjustments primarily related to purchase accounting adjustments. Transaction costs and other non-recurring charges incurred are included in the earliest period presented.

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

4.    Property and Equipment

Property and equipment, net consists of the following:

	December 31, 2023	December 31, 2022
Computer equipment and software	$70,243	$64,133
Furniture and fixtures	8,594	8,526
Leasehold improvements	57,309	43,046
Property and Equipment	136,146	115,705
Accumulated depreciation	(75,451)	(55,603)
Property and Equipment, net	$60,695	$60,102

During the years ended December 31, 2023, 2022, and 2021 the Company recorded depreciation expense on property and equipment of $20.4 million, $18.7 million, and $13.8 million, respectively. The value of property and equipment, net in foreign countries is $4.0 million.

5.    Intangible Assets and Goodwill

Intangible Assets

As of December 31, 2023, intangible assets, net consists of the following:

	Weighted- Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Developed technology	4.4 years	$422,900	$(193,247)	$229,653
Internally developed software	2.3 years	236,644	(108,169)	128,475
Gaming licenses	10.6 years	218,760	(47,941)	170,819
Customer relationships	4.1 years	269,728	(127,862)	141,866
Trademarks, tradenames and other	3.3 years	37,674	(20,751)	16,923
		1,185,706	(497,970)	687,736

Indefinite-lived intangible assets:
Digital assets, net of impairment	Indefinite-lived	2,884	N/A	2,884
Intangible assets, net		$1,188,590	$(497,970)	$690,620

As of December 31, 2022, intangible assets, net consisted of the following:

	Weighted- Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	5.4 years	$422,900	$(140,200)	$282,700
Internally developed software	2.4 years	168,277	(70,575)	97,702
Gaming licenses	11.0 years	206,655	(29,487)	177,168
Customer relationships	4.6 years	269,728	(75,791)	193,937
Trademarks and tradenames	3.8 years	36,193	(13,463)	22,730
		1,103,753	(329,516)	774,237
Indefinite-lived intangible assets:
Digital assets, net of impairment	Indefinite-lived	2,697	—	2,697
Intangible assets, net		$1,106,450	$(329,516)	$776,934

During the years ended December 31, 2023, 2022, and 2021 the Company recorded amortization expense on intangible assets of $180.9 million, $150.6 million, and $107.3 million, respectively. Future cash flows associated with the Company’s intangible assets are not expected to be materially affected by its ability to renew or extend its arrangements.

The table below shows expected amortization expense for the next five years of intangible assets recorded as of December 31, 2023:

Year ending December 31,	Estimated Amortization
2024	$186,620
2025	144,810
2026	107,560
2027	84,078
2028	47,058

Goodwill

There were no changes in the carrying amount of goodwill for the year ended December 31, 2023. As of December 31, 2023, the Company had no accumulated goodwill impairment losses.

Total
Balance as of December 31, 2021	$615,655
Goodwill resulting from acquisitions	270,718
Balance as of December 31, 2022	$886,373
Changes in Goodwill	—
Balance as of December 31, 2023	$886,373

No impairment of goodwill was recorded in the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023, the Company had no accumulated goodwill impairment losses.

6.     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2023	December 31, 2022
Accounts payable	$34,127	$10,148
Accrued compensation and related expenses	94,830	78,819
Accrued marketing	100,840	146,569
Accrued partnership fees	136,338	99,633
Accrued processor fees	21,357	14,440
Accrued product taxes	116,501	70,891
Accrued professional fees and litigation	53,870	23,151
Accrued software and license fees	25,829	12,558
Deferred revenue	43,634	40,520
Accrued other expenses	12,273	20,858
Total	$639,599	$517,587

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

Borrowings under the Credit Agreement bear interest at a variable annual rate equal to the greater of (i) 1.00% above the prime rate then in effect and (ii) 5.00%, and the Credit Agreement requires monthly, interest-only payments on any outstanding borrowings. In addition, the Company is required to pay quarterly in arrears a commitment fee equal to 0.25% per annum of the unused portion of the Revolving Line of Credit. As of December 31, 2023, the Credit Agreement provided a revolving line of credit of up to $125.0 million, and there was no principal outstanding under the Credit Agreement. Net borrowing capacity available from the Credit Agreement as of December 31, 2023 totaled $122.7 million. The Company is also subject to certain affirmative and negative covenants, including the restriction of dividends, under the Credit Agreement which it is in compliance with as of December 31, 2023. One such covenant involves maintaining compensating cash balances. The compensating balances may be withdrawn but the availability of the line of credit is dependent upon maintenance of such compensating balances. The performance of the Company’s obligations under the Credit Agreement are secured by a first-priority security interest on substantially all of its assets.

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

The Convertible Notes are convertible at an initial conversion rate of 10.543 shares of DraftKings Inc.’s Class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $94.85 per share of DraftKings Inc.’s Class A common stock. The conversion rate is subject to adjustment upon the occurrence of certain specified events and includes a make-whole adjustment upon early conversion in connection with a make-whole fundamental change (as defined in the indenture governing the Convertible Notes). For the years ended December 31, 2023, 2022 and 2021 there were no changes to the initial conversion price.

Prior to September 15, 2027, the Convertible Notes will be convertible by the holder only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the Notes Maturity Date. Old DraftKings will satisfy any conversion election by paying or delivering, as the case may be, cash, shares of DraftKings Inc.’s Class A common stock or a combination of cash and shares of DraftKings Inc.’s Class A common stock. During 2022, the conditions allowing holders of the Convertible Notes to convert their Convertible Notes were triggered by the holding company reorganization in connection with the GNOG Transaction, whereby DraftKings Inc. became the going-forward public company and replaced Old DraftKings as the issuer of the Class A common stock issuable upon conversion of the Convertible Notes; such conversion window expired on June 27, 2022, and no holders of the Convertible Notes exercised their conversion rights. As of December 31, 2023, no conditions were met to allow for the conversion of the Convertible Notes by any holder.

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

As of December 31, 2023, the Company’s convertible debt balance was $1,253.8 million, net of unamortized debt issuance costs of $11.2 million. The amortization of debt issuance costs were $2.7 million, $2.7 million and $2.1 million in 2023, 2022 and 2021, respectively, and these costs are included in the interest expense line-item on the Company's consolidated statements of operations. Although recorded at amortized cost on the Company’s consolidated balance sheets, the estimated fair value of the Convertible Notes was $1,025.6 million and $786.5 million as of December 31, 2023 and 2022, respectively, which was calculated using the estimated or actual bids and offers of the Convertible Notes in an over-the-counter market on the last business day of the period, which is a Level 1 fair value measurement.

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

As of December 31, 2023, and December 31, 2022, the Company’s estimated contingent liability for indirect taxes was $71.2 million and $60.3 million, respectively. The estimated contingent liability for indirect taxes is recorded within other long-term liabilities on our consolidated balance sheets and general and administrative expenses on our consolidated statements of operations.

Warrant Liabilities

As part of the initial public offering of Diamond Eagle Acquisition Corp. (“DEAC”) on May 14, 2019 (the “IPO”), DEAC issued 13.3 million warrants, each of which entitles the holder to purchase one share of DraftKings Inc.’s Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, DEAC completed the private sale of 6.3 million warrants to DEAC’s sponsor (the “Private Warrants”) where each whole warrant entitles the holder to purchase one share of DraftKings Inc.’s Class A common stock at an exercise price of $11.50 per share. As of December 31, 2023, there were no Public Warrants outstanding and 1.4 million Private Warrants outstanding. As of December 31, 2022, there were no Public Warrants outstanding and 1.6 million Private Warrants outstanding. On May 5, 2022, in connection with the consummation of the GNOG Transaction, Old DraftKings entered into an assignment and assumption agreement (the “Old DraftKings Warrant Assignment Agreement”) with DraftKings Inc., Computershare Trust Company, N.A. and Computershare Inc. (together, “Computershare”), pursuant to which Old DraftKings assigned to DraftKings Inc. all of its rights, interests and obligations under the warrant agreement, dated as of May 10, 2019 (the “Old DraftKings Warrant Agreement”), by and between DEAC and Continental Stock Transfer & Trust Company, as warrant agent, as assumed by Old DraftKings and assigned to Computershare by that certain assignment and assumption agreement, dated as of April 23, 2020, governing Old DraftKings’ outstanding Private Warrants, on the terms and conditions set forth in the Old DraftKings Warrant Assignment Agreement. In connection with the consummation of the GNOG Transaction and pursuant to the Old DraftKings Warrant Assignment Agreement, each of the outstanding Private Warrants became exercisable for one share of DraftKings Inc. Class A common stock on the existing terms and conditions, except as otherwise described in the Old DraftKings Warrant Assignment Agreement.

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

The Company classified its Public Warrants, Private Warrants and GNOG Private Warrants pursuant to ASC 815 as derivative liabilities with subsequent changes in their respective fair values recognized in its consolidated statement of operations at each reporting date. As of December 31, 2023 and 2022, there were 5.9 million GNOG Private Warrants outstanding.

As of December 31, 2023, the fair value of the Company’s warrant liability was $63.6 million. Due to fair value changes throughout 2023, the Company recorded a loss on remeasurement of warrant liabilities of $57.5 million and throughout 2022 and 2021, the Company recorded a gain on remeasurement of warrant liabilities of $29.4 million and $30.1 million, respectively. In 2023, 0.2 million Private Warrants were exercised resulting in a reclassification to additional paid-in-capital in the amount of $4.6 million, and no GNOG Private Warrants were exercised. In 2022, a de minimis number of Private Warrants and no GNOG Private Warrants were exercised. In 2021, 0.3 million Private Warrants were exercised, resulting in a reclassification to additional paid-in-capital in the amount of $9.2 million. See Note 8 (Fair Value Measurements) and Note 13 (Loss Per Share) for further information on the Company’s warrant liabilities.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value as of December 31, 2023 and 2022 based on the three-tier fair value hierarchy:

	December 31, 2023
	Level 1		Level 2		Level 3		Total
Assets
Cash equivalents:
Money market funds	$250,055	(1)	$—		$—		$250,055
Other current assets:
Digital assets held for users	—		46,624	(2)	—		$46,624
Other non-current assets:
Derivative instruments	—		—		19,999	(5)	$19,999
Equity securities	—		13,533	(4)	—		13,533
Total	$250,055		$60,157		$19,999		$330,211

Liabilities
Other current liabilities:
Digital assets held for users	$—		$46,624	(2)	$—		$46,624
Warrant liabilities	—		63,568	(6)	—		63,568
Total	$—		$110,192		$—		$110,192

	December 31, 2022
	Level 1		Level 2		Level 3		Total
Assets
Cash equivalents:
Money market funds	$304,216	(1)	$—		$—		$304,216
Other current assets:
Digital assets held for users	—		38,444	(2)	—		38,444
Other non-current assets:
Derivative instruments	—		—		26,248	(5)	26,248
Equity securities	18,250	(3)	13,533	(4)	—		31,783
Total	$322,466		$51,977		$26,248		$400,691

Liabilities
Other current liabilities:
Digital assets held for users	$—		$38,444	(2)	$—		$38,444
Warrant liabilities	—		10,680	(6)	—		10,680
Total	$—		$49,124		$—		$49,124

(1)Represents the Company’s money market funds, which are classified as Level 1 because the Company measures these assets to fair value using quoted market prices.
(2)Represents the asset and liability balance for the digital assets held by the Company for its users, which are classified as Level 2 because the Company measures these digital assets to fair value using latest transaction price for similar transactions.
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

For the year ended December 31, 2023, the Company sold Level 3 derivative instruments with a fair value at December 31, 2022 of $6.3 million for proceeds of $5.2 million and recorded loss of $0.1 million related to this sale. There were no new Level 3 derivative instruments purchased by or issued to the Company for the year ended December 31, 2023. During 2022, the Company did not purchase or issue a significant amount of new derivative instruments. The table below includes a range and an average weighted by relative fair value of the significant unobservable inputs used to measure these Level 3 derivative instruments to fair value. A change in these significant unobservable inputs might result in a significantly higher or lower fair value measurement at the reporting date. Changes to fair value of these instruments are recorded in Other (loss) income, net on the consolidated statements of operations and Loss (gain) on marketable equity securities and other financial assets, net in the consolidated statement of cash flows.

	December 31, 2023	December 31, 2022
	Range (Weighted Average)	Range (Weighted Average)
Significant Unobservable Input of Level 3 Investments	(amounts in dollars)	(amounts in dollars)
Underlying stock price of Level 3 investments	$12.79 - $19.80 ($19.41)	$7.30 - $19.80 ($16.53)
Volatility of Level 3 investments	75.0% - 80.0% (79.7%)	56.0% - 80.0% (74.1%)
Risk-free rate of Level 3 investments	1.3% - 4.2% (4.0%)	1.3% - 4.3% (4.1%)
(6)The Company measures its Private Warrants and the GNOG Private Warrants to fair value using a binomial lattice model or a Black-Scholes model, where appropriate, with the significant assumptions being observable inputs and, accordingly, classifies these liabilities as Level 2. Key assumptions used in the valuation of the Private Warrants and GNOG Private Warrants include term, risk free rate and volatility. See Note 7 Current and Long-term Liabilities and Note 13 Loss Per Share for further information on the Company’s warrant liabilities.

During 2022, the Company recorded an unrealized gain of $19.9 million in the aggregate for its Level 3 financial assets. The Company did not record any unrealized gains or losses for its Level 3 financial assets during 2023 or 2021.

9.     Revenue Recognition

Deferred Revenue

The Company included deferred revenue within accounts payable and accrued expenses and liabilities to users in the consolidated balance sheets. The deferred revenue balances were as follows:

	Year Ended December 31,
	2023	2022	2021
Deferred revenue, beginning of the period	$133,851	$91,554	$30,627
Deferred revenue, end of the period	$174,212	$133,851	$91,554
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$129,246	$74,837	$28,319

Deferred revenue primarily represents contract liabilities related to the Company’s obligation to transfer future value in relation to in period transactions in which the Company has received consideration. These obligations are primarily related to incentive programs and wagered amounts associated with unsettled or pending outcomes that fluctuate based on volume of activity. Such obligations are recognized as liabilities when awarded to users and are recognized as revenue when those liabilities are later resolved, often within the following year.

Revenue Disaggregation

Disaggregation of revenue for years ended December 31, 2023, 2022 and 2021 are as follows:

	Year Ended December 31,
	2023	2022	2021
Online gaming	$3,557,191	$2,106,708	$1,145,539
Gaming software	29,980	43,000	97,415
Other	78,222	90,753	53,071
Total Revenue	$3,665,393	$2,240,461	$1,296,025

Online gaming includes online Sportsbook, iGaming, and DFS, which have certain similar attributes and patterns of recognition. Other revenue primarily includes media, retail sportsbooks and other consumer product offerings. The opening and closing balances of the Company's accounts receivable from contracts with customers were $51.1 million and $47.5 million, respectively, for the year ended December 31, 2023, $45.8 million and $51.1 million, respectively, for the year ended December 31, 2022, and $44.5 million and $45.8 million, respectively, for the year ended December 31, 2021.

 The following table presents the Company’s revenue by geographic region for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
United States	$3,595,622	$2,196,803	$1,198,748
International	69,771	43,658	97,277
Total Revenue	$3,665,393	$2,240,461	$1,296,025

10.  Stockholders’ Equity (Deficit)

Class A Common Stock

Holders of Class A common stock are entitled to cast one vote per share of Class A common stock. Holders of Class A common stock are not entitled to cumulate their votes in the election of directors. Holders of Class A common stock will share ratably (based on the number of shares of Class A common stock held) if and when any dividend is declared by the Board out of funds legally available therefor, subject to restrictions, whether statutory or contractual (including with respect to any outstanding indebtedness), on the declaration and payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock or any class or series of stock having a preference over, or the right to participate with, the Class A common stock with respect to the payment of dividends. On the liquidation, dissolution, distribution of assets or winding up of DraftKings, each holder of Class A common stock will be entitled, pro rata on a per share basis, to all assets of DraftKings of whatever kind available for distribution to the holders of common stock, subject to the designations, preferences, limitations, restrictions and relative rights of any other class or series of preferred stock of DraftKings then outstanding.

Class B Common Stock

Shares of Class B common stock may be issued only to, and registered in the name of, Mr. Robins and any entities wholly owned by Mr. Robins (including all subsequent successors, assigns and permitted transferees). Holders of Class B common stock are entitled to cast 10 votes per share of Class B common stock. Holders of Class B common stock are not entitled to cumulate their votes in the election of directors. Holders of Class B common stock will not participate in any dividend declared by the Board. On the liquidation, dissolution, distribution of assets or winding up of DraftKings, holders of Class B common stock will not be entitled to receive any distribution of DraftKings assets of whatever kind available until distribution has first been made to all holders of Class A common stock. Notwithstanding this, due to the liquidation rights of holders of Class A common stock described above in which all assets of DraftKings of whatever kind available will be distributed to holders of Class A common stock, no assets of DraftKings will be available for liquidating distributions in respect of Class B common stock.

Preferred Stock

The Company’s amended and restated articles of incorporation provide that its Board has the authority, without action by the stockholders, to designate and issue shares of preferred stock in one or more classes or series, and the number of shares constituting any such class or series, and to fix the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock, including, without limitation, dividend rights, dividend rates, conversion rights, exchange rights, voting rights, rights and terms of redemption, dissolution preferences, and treatment in the case of a merger, business combination transaction, or sale of its assets, which rights may be greater than the rights of the holders of the common stock. As of December 31, 2023, the Company had 300.0 million shares authorized of preferred stock, $0.0001 par value, of which none were issued and outstanding as of December 31, 2023 or December 31, 2022.

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

In 2020, the Company’s board of directors approved the 2020 Incentive Award Plan (the “2020 Plan”, together with the 2012 Plan and the 2017 Plan, the “Plans”). The 2020 Plan provides for the granting of incentive and nonqualified stock options, restricted stock units (“RSUs”) and other equity interests or awards in the Company. As of December 31, 2023, the total number of shares available for issuance under the 2020 Plan was 10.1 million shares. There are 10.4 million shares available for issuance under the 2017 Plan, however, we no longer issue awards under the 2017 Plan. There are no securities remaining available for future issuance under the 2012 Plan as this plan has expired pursuant to the terms. The Company issued time-based and performance-based vesting awards under the 2020 Plan. As of December 31, 2023, a share reserve established that the aggregate number of shares may not exceed 900.0 million shares under the Plans.

The Company has historically issued three types of stock-based compensation: time-based awards, long term incentive plan (“LTIP”) awards and performance-based stock compensation plan (“PSP”) awards. Time-based awards are equity awards that tie vesting to length of service with the Company. LTIP awards are performance-based equity awards that are used to establish longer-term performance objectives and incentivize management to meet those objectives. PSP awards are performance-based equity awards which establish performance objectives related to one or two particular fiscal years. As applicable, certain stock-based compensation awards expire seven to ten years after the grant date.

Time-based awards generally vest over a four-year period in annual and/or quarterly installments and, as applicable, expire no later than ten years from the date of grant. Time-based options are valued using the Black-Scholes option-pricing model with the assumptions noted in the table below. Shares issued from the exercise of options are issued from the available Class A shares available under the Plans. The fair value of time-based RSUs is estimated on the grant date using the underlying share price.

LTIP awards that were granted as RSUs subsequent to 2020 vest based on long-term revenue targets and used the underlying share price on the grant date to estimate their fair value. On and after November 2, 2022, certain DraftKings executives agreed to delay vesting of the third tranche of their restricted stock units granted under a long-term incentive plan and to add a service condition through an extended vesting date. This modification impacts the issuance of approximately 4 million shares of DraftKings Inc.’s Class A common stock, which vested approximately ten months after the performance condition was met.

PSP awards granted in 2023 and 2022 vest based on achievement of revenue and Adjusted EBITDA targets and have a range of payouts from 0% to 200%. PSP awards granted in 2021 and 2020 vest based on achievement of revenue targets and have a range of payouts from 0% to 300%. As these awards are performance-based RSUs, the fair value is estimated on the grant date using the underlying share price.

The fair value of each option is estimated on the grant date using the Black-Scholes option-pricing model and the assumptions noted in the table below. The fair value is recognized over the requisite service period of the awards, which is generally the vesting period. For awards with only service-based vesting conditions, the Company recognizes compensation cost using the straight-line method. Expected volatility is based on an average volatility for a representative sample of comparable public companies, including the Company. Stock options are generally granted with an exercise price equal to the fair value of the common stock at the grant date with a 10-year contractual term.

The expected term represents the period of time that the options are expected to be outstanding. The Company uses the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted, whereby, the expected term equals the average of the vesting term and the original contractual term of the options. The Company uses the simplified method because it does not have sufficient historical option exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate is estimated using the rate of return on U.S. treasury notes with a life that approximates the expected life of the option. The fair value of the stock options issued was measured using the following assumptions:

	Year ended December 31,
	2023	2022	2021
Risk free interest rate	4.1%	3.1%	1.1%
Expected term (in years)	5.9	5.6	5.8
Expected volatility	55.7%	53.0%	43.0%
Expected dividend yield	0.0%	0.0%	0.0%

The following table shows stock award activity for the years ended December 31, 2023 and 2022:

	Time-based		PSP		LTIP		Total	Weighted Average Exercise Price of Options	Weighted Average FMV of RSUs	Weighted Average Remaining Term of Options (Years)	Aggregate Intrinsic Value of Options
	Options	RSUs	Options	RSUs	Options	RSUs
Outstanding at December 31, 2021	14,695	4,195	2,354	1,488	11,671	19,343	53,746	$5.46	$49.94	6.34	$622,108
Granted	400	15,254	—	12,523	—	1,390	29,567	28.24	17.79	—	—
Exercised options / vested RSUs	(2,672)	(2,913)	(76)	(2,671)	(519)	(6,251)	(15,102)	2.68	43.19	—	—
Change in awards due to performance-based multiplier	—	—	—	1,806	—	—	1,806	—	33.69	—	—
Forfeited	(164)	(1,263)	(5)	(27)	—	(618)	(2,077)	4.73	34.94	—	—
Outstanding at December 31, 2022	12,259	15,273	2,273	13,119	11,152	13,864	67,940	$6.17	$29.64	5.49	$192,062
Granted	800	11,629	—	2,240	—	209	14,878	29.02	19.55	—	—
Exercised options / vested RSUs	(2,414)	(7,211)	(884)	(1,715)	(646)	(12,310)	(25,180)	4.16	42.29	—	—
Change in awards due to performance-based multiplier	—	—	—	1,141	—	—	1,141	—	60.25	—	—
Forfeited	(285)	(1,810)	—	(976)	—	(508)	(3,579)	4.39	21.18	—	—
Outstanding at December 31, 2023	10,360	17,881	1,389	13,809	10,506	1,255	55,200	$7.10	$21.01	4.59	$645,885

The following table provides additional information for stock option awards outstanding as of December 31, 2023:

	Awards Outstanding	Weighted Average Remaining Term of Options (Years)	Aggregate Intrinsic Value	Weighted Average Exercise Price of Options
Stock options exercisable	21,708	4.5	$643,350	$6.44
Stock options remaining to vest	547	8.9	$2,535	$33.10

As of December 31, 2023, total unrecognized stock-based compensation cost of $597.5 million related to granted and unvested share-based compensation arrangements that are expected to vest is expected to be recognized over a weighted-average period of 2.6 years. The following table shows stock-based compensation cost for the years ended December 31, 2023, 2022 and 2021:

	Year ended			Year ended			Year ended
	December 31, 2023			December 31, 2022			December 31, 2021
	Options	RSUs	Total(3)	Options	RSUs	Total	Options	RSUs	Total
Time Based (1)	$10,178	$183,937	$194,115	$15,222	$103,478	$118,700	$14,654	$61,085	$75,739
PSP (2)	—	126,071	126,071	—	90,180	90,180	—	82,089	82,089
LTIP (2)	—	78,277	78,277	—	369,919	369,919	—	525,465	525,465
Total	$10,178	$388,285	$398,463	$15,222	$563,577	$578,799	$14,654	$668,639	$683,293

(1) Time-based awards vest and are expensed over a defined service period.
(2) PSP and LTIP awards vest based on defined performance criteria and are expensed based on the probability of achieving such criteria.
(3) Total expenses includes $20.2 million of liability-classified awards recorded within accounts payable and accrued liabilities in the consolidated balance sheet as of December 31, 2023.

The weighted-average grant-date fair values of options granted during the years ended December 31, 2023, 2022 and 2021 were $8.59, $7.46 and $19.53 per share, respectively.

During the years ended December 31, 2023, 2022 and 2021 the Company received proceeds from the exercise of stock options of $16.5 million, $8.7 million and $31.5 million, respectively, and the aggregate intrinsic value of those stock options exercised was $101.7 million, $38.1 million and $473.4 million, respectively. The total grant date fair value of stock options that vested during the years ended December 31, 2023, 2022 and 2021 were $11.1 million, $15.3 million and $14.0 million, respectively.

12.  Income Taxes

Loss before income tax (benefit) provision for the years ended December 31, 2023, 2022 and 2021 consists of the following:

	Year ended December 31,
	2023	2022	2021
United States	$(753,105)	$(1,329,931)	$(1,391,154)
Foreign	(38,148)	(113,027)	(126,490)
Loss before income tax (benefit) provision	$(791,253)	$(1,442,958)	$(1,517,644)

The components of the provision (benefit) for income taxes consists of the following:

	Year ended December 31,
	2023	2022	2021
Current:
Federal	$—	$—	$90
State	433	456	514
Foreign	3,888	5,085	23,174
Total current provision	4,321	5,541	23,778
Deferred:
Federal	205	(52,411)	(5,523)
State	2,643	(17,624)	(2,075)
Foreign	3,001	(3,372)	(7,911)
Total deferred (benefit) provision	5,849	(73,407)	(15,509)
Total income tax (benefit) provision	$10,170	$(67,866)	$8,269

The reconciliation between income taxes computed at the U.S. statutory income tax rate to our provision for income taxes for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Year ended December 31,
	2023	2022	2021
Benefit for income taxes at 21% rate	$(166,217)	$(303,028)	$(318,705)
Prior year provision true-ups	1,321	938	(16,878)
State taxes, net of federal benefit	(40,385)	(17,265)	(142,119)
Internal restructurings	—	—	(167,692)
Stock-based compensation (benefit) expense	26,155	28,015	(70,150)
Non-deductible lobbying expenses	1,009	4,788	9,938
Change in valuation allowance	130,817	166,978	575,225
Non-deductible executive compensation	30,106	54,925	117,849
(Gain) loss on remeasurement of warrant liabilities	12,084	(6,173)	(6,301)
Foreign rate differential	3,348	1,802	16,588
Income tax reserves	4,119	(553)	5,098
Other	7,813	1,707	5,416
Total income tax provision (benefit)	$10,170	$(67,866)	$8,269

Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2023 and 2022 are as follows:

	Year ended December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$1,042,874	$961,352
Intangible assets	82,813	72,299
Accrual and other temporary differences	59,656	57,281
Operating lease	24,784	18,213
Stock-based compensation	51,065	93,582
Capitalized research and development costs	128,719	61,584
Fixed assets	2,451	411
Gross deferred tax assets	1,392,362	1,264,722
Valuation allowance	(1,358,934)	(1,228,117)
Net deferred tax assets	$33,428	$36,605

Deferred tax liabilities:
Capitalized software costs	$(4,535)	$(7,529)
Fixed assets	(162)	(3,590)
Operating lease	(25,528)	(16,102)
Other	(7,798)	(7,943)
Gross deferred tax liabilities	(38,023)	(35,164)
Total net deferred tax (liabilities) assets	$(4,595)	$1,441

In assessing whether it is more likely than not that deferred tax assets will be realized, the Company considers all available evidence, both positive and negative, including its recent cumulative earnings or loss, experience and expectations of future available taxable income of the appropriate source and character by taxing jurisdiction, tax attribute carryback and carryforward periods available for tax purposes, and prudent and feasible tax planning strategies.

The Company records its deferred tax assets of $7.8 million and $10.7 million for 2023 and 2022, respectively, in deposits and other non-current assets and its deferred tax liabilities of $12.4 million and $9.3 million for 2023 and 2022, respectively, in other long-term liabilities in the consolidated balance sheets. The Company has provided a valuation allowance for the U.S. deferred tax assets as of December 31, 2023. For the year ended December 31, 2023, the U.S. valuation allowance increased by $130.8 million primarily due to the current year operating losses.

As of December 31, 2023, the Company had U.S. federal and state tax net operating loss (“NOL”) carryforwards of $3.8 billion and $4.1 billion, respectively, which may be available to offset future income tax liabilities. Of the federal net operating loss carryforward, $0.7 billion expires at various dates beginning in 2032 through 2037 and $3.1 billion does not expire. Of the state NOL carryforward, $3.9 billion expires at various dates beginning in 2024 through 2043 and $0.2 billion does not expire.

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

As of December 31, 2023, foreign earnings of $5.7 million have been retained by the Company’s foreign subsidiaries for indefinite reinvestment. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company could be subject to withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred income tax liability related to these outside basis differences is not practicable.

In addition to filing federal income tax returns, the Company files income tax returns in numerous states and foreign jurisdictions that impose an income tax. The Company is subject to U.S. federal, state and local income tax examinations by tax authorities for the years beginning in 2012. The Company is no longer subject to foreign income tax examinations for tax years prior to 2016.

The following table presents a reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, included in long-term income tax liabilities on the Company’s consolidated balance sheets:

	Year ended December 31,
	2023	2022	2021
Unrecognized tax benefits at the beginning of the year	$58,011	$72,407	$70,341
Additions for tax positions of prior years	1,026	1,807	—
Reduction for tax positions of prior years	(269)	—	—
Additions for tax positions of current year	449	—	—
Settlements	—	(7,412)	—
Foreign currency adjustments	(1,793)	(8,791)	2,066
Unrecognized tax benefits at the end of the year	$57,424	$58,011	$72,407

As of December 31, 2023, 2022 and 2021, the Company had $55.9 million, $58.0 million and $72.4 million, respectively, of net unrecognized tax benefits, which would affect the Company’s tax rate if recognized. The Company does not anticipate any material changes to its unrecognized tax benefits within the next twelve months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the years ended December 31, 2023, 2022 and 2021 the Company recognized $5.0 million, $6.4 million and $5.0 million in interest and penalties. The Company had $16.8 million and $11.8 million of interest and penalties accrued at December 31, 2023 and 2022, respectively.

Significant judgment is required in evaluating the Company's uncertain tax positions and determining its provision for income taxes. Although the Company believes that it has appropriately reserved for its uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different than expectations. The Company will adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit, the refinement of an estimate, the closing of a statutory audit period or changes in applicable tax law. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences would impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to the reserves that are considered appropriate, as well as related net interest.

The Company recognizes liabilities for anticipated tax audit issues in the U.S. and other domestic and international tax jurisdictions based on its estimate of whether, and the extent to which, the tax positions are more likely than not to be sustained based on the technical merits. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter.

The Company believes it maintains appropriate reserves to offset any potential income tax liabilities that may arise upon final resolution of matters for open tax years. If such reserve amounts ultimately prove to be unnecessary, the resulting reversal of such reserves could result in tax benefits being recorded in the period the reserves are no longer deemed necessary. If such amounts prove to be less than an ultimate assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

13.  Loss Per Share

The computation of loss per share and weighted-average shares of the Company’s Class A common stock outstanding for the periods presented are as follows:

	Year ended December 31,
	2023	2022	2021
Net loss	$(802,142)	$(1,377,987)	$(1,523,195)
Basic and diluted weighted-average common shares outstanding	462,599	436,513	402,492
Loss per share attributable to common stockholders (in dollars):
Basic and diluted	$(1.73)	$(3.16)	$(3.78)

For the periods presented, the following securities were not required to be included in the computation of diluted shares outstanding:

	Year ended December 31,
	2023	2022	2021
Class A common stock resulting from exercise of all warrants	3,524	3,761	1,613
Stock options and RSUs	55,200	67,941	53,746
Convertible notes	13,337	13,337	13,337
Total	72,061	85,039	68,696

14.  Related-Party Transactions

Financial Advisor

On May 7, 2021, DraftKings entered into a master engagement letter (as amended, the “Master Engagement Letter”), with Raine Securities LLC (the “Financial Advisor”), an affiliate of Raine. John Salter, who served as a member of our Board of Directors until April 2022, is a partner of Raine. Pursuant to the Master Engagement Letter, Raine Securities will act as a financial advisor to DraftKings in connection with certain proposed transactions, and DraftKings will pay Raine Securities certain fees and expenses from time to time on the terms and conditions described in the related statements of work. During 2023, 2022 and 2021, the Company incurred $0.0 million, $8.5 million, $2.5 million, respectively, of professional fees in connection with certain business combination transactions and offerings undertaken by the Company, which are recorded within general and administrative expenses on the consolidated statement of operations.

Receivables from Equity Method Investments

The Company provides office space and general operational support to DKFS, LLC, an equity-method affiliate. The operational support is primarily general and administrative services. As of December 31, 2023, and 2022, the Company had $0.0 million and $0.2 million, respectively, of receivables from the entity related to those services and expenses to be reimbursed to the Company. The Company has committed to invest up to $17.5 million into DBDK Venture Fund I, LP, a Delaware limited partnership and a subsidiary of DKFS, LLC. As of December 31, 2023, the Company had invested a total of $7.6 million of the total commitment.

Transactions with a Former Director and their Immediate Family Members

During 2023, 2022 and 2021, the Company had $1.4 million, $2.3 million, and $4.5 million, respectively, in sales to entities related to an immediate family member of a former director. The Company had an associated accounts receivable balance of $0.0 million and $0.2 million as of December 31, 2023 and December 31, 2022, respectively, included in accounts receivable in its consolidated balance sheets.

Aircraft

Starting in 2022, from time to time, the Company has chartered, without mark-up, the private plane owned by Jason Robins, the Company’s Chief Executive Officer, utilizing aircraft services from Jet Aviation Flight Services, Inc. for the business and personal travel of Mr. Robins and his family. The Company had no direct or indirect interest in such private plane. During 2023 and 2022, the Company incurred no expenses and $0.7 million of expense, respectively, for use of the aircraft under these chartering services, which was superseded by the lease referred to below.

On March 30, 2022, the Company entered into a one-year lease of an aircraft from an entity controlled by Mr. Robins, pursuant to which Mr. Robins’ entity leased the aircraft to the Company for $0.6 million for a one-year period (the “Original Aircraft Lease”). The Company covered all operating, maintenance and other expenses associated with the aircraft. The Original Aircraft Lease expired in accordance with its terms on March 30, 2023, and DraftKings entered into a new one-year lease of such aircraft from an entity controlled by Mr. Robins for $0.6 million and otherwise on terms and conditions substantially the same as the Original Aircraft Lease, effective upon the expiration of the Original Aircraft Lease (collectively with the Original Aircraft Lease, the “Aircraft Leases”). The audit and compensation committees of the Company’s Board of Directors approved this arrangement, as well as the Aircraft Leases, based on, among other things, the requirements of the overall security program that Mr. Robins and his family fly private and the committees' assessment that such an arrangement is more efficient and flexible and better ensures safety, confidentiality and privacy. During 2023 and 2022, the Company incurred $0.6 million and $0.4 million of expense, respectively, under the aircraft lease.
15.  Leases, Commitments and Contingencies

Leases

The Company leases corporate office facilities, data centers, and motor vehicles under operating lease agreements. Some of the Company’s leases include one or more options to renew. For a majority of the Company’s leases, it does not assume renewals in its determination of the lease term as the renewals are not deemed to be reasonably assured. The Company’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. As of December 31, 2023, the Company’s lease agreements typically have terms not exceeding ten years.

Payments under the Company’s lease arrangements may be fixed or variable, and variable lease payments primarily represent costs related to common area maintenance and utilities. The components of lease expense are as follows:

	December 31, 2023	December 31, 2022	December 31, 2021
Operating lease cost	$19,175	$20,003	$16,551
Short term lease cost	2,616	6,004	3,273
Variable lease cost	4,644	4,462	4,261
Sublease income	(704)	(849)	(774)
Total lease cost	$25,731	$29,620	$23,311

Supplemental cash flow and other information for 2023 and 2022 related to operating leases was as follows:

	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,561	$16,390
Right-of-use assets obtained in exchange for new operating lease liabilities	$21,917	$18,134

The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating leases were 7.3 years and 6.5% as of December 31, 2023. The Company calculated the weighted-average discount rates using incremental borrowing rates, which equal the rates of interest that it would pay to borrow funds on a fully collateralized basis over a similar term.

Maturity of lease liabilities are as follows:

December 31,
2024	$16,519
2025	15,127
2026	14,693
2027	15,542
2028	16,228
Thereafter	39,644
Total undiscounted future cash flows	117,753
Less: Imputed interest	(25,427)
Present value of undiscounted future cash flows	$92,326

Other Contractual Obligations and Contingencies

The Company is a party to several non-cancelable contracts with vendors where the Company is obligated to make future minimum payments under the terms of these contracts as follows:

Year ending December 31,
2024	$467,609
2025	357,058
2026	199,339
2027	112,588
2028	86,802
Thereafter	181,228
Total	$1,404,624

Surety Bonds

As of December 31, 2023, the Company has been issued $215.0 million in surety bonds at a combined annual premium cost of 0.4% which are held for certain regulators’ use and benefit in order for the Company to satisfy state license requirements. There have been no claims against such bonds and the likelihood of future claims is remote.

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

Winview Inc.

On July 7, 2021, Winview Inc., a Delaware corporation, filed suit against the Company in the U.S. District Court for the District of New Jersey, which was subsequently amended on July 28, 2021, alleging that our Sportsbook product offering infringes two patents, our Daily Fantasy Sports product offering infringes one patent, and that our Sportsbook product offering and Daily Fantasy Sports product offering infringe another patent. On November 15, 2021, Winview Inc. filed a second amended complaint (the “SAC”), adding as defendants DK Crown Holdings Inc. (“DK DE”) and Crown Gaming Inc., a Delaware corporation, which are wholly-owned subsidiaries of the Company. The SAC largely repeats the allegations of the first amended complaint.

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

Securities Matters Arising From the Hindenburg Report and Related Matters

Beginning on July 9, 2021, the Company received subpoenas from the SEC seeking documents concerning, among other things, certain of the allegations concerning SBTech that were contained in a report published about the Company on June 15, 2021 by Hindenburg Research, as well as the Company’s adherence to and disclosures regarding its compliance policies and procedures, and related matters. The Company intends to comply with the related requests and is cooperating with the SEC’s ongoing inquiry.

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

Despite the potential for significant damages, the Company does not believe, based on currently available information, that the outcome of the SEC matter will have a material adverse effect on the Company’s financial condition, although the outcome could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

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

On September 9, 2022, two similar putative class actions were filed in the Delaware Court of Chancery against former directors of GNOG Inc. and its former controlling stockholder, one of which also names the Company and Jefferies Financial Group, Inc. as defendants. These pending actions in Delaware assert substantially similar claims on behalf of a putative class of former minority stockholders of GNOG Inc. alleging that certain former officers and directors of GNOG Inc. and its former controlling stockholder (Tilman Fertitta) breached their fiduciary duties to minority stockholders of GNOG Inc. in connection with the GNOG Transaction, and one of the actions also alleges that the Company aided and abetted the alleged breaches of fiduciary duty. On October 12, 2022, the Delaware Court of Chancery consolidated these two actions under the caption In re Golden Nugget Online Gaming, Inc. Stockholders Litigation. At a mediation held on January 24, 2024, the parties reached an agreement in principle to settle the Delaware action, subject to negotiation and execution of mutually agreeable definitive documentation and the performance and satisfaction of terms and conditions set forth thereof. The estimated loss was accrued as of December 31, 2023 in the accounts payable and accrued expenses line-item on the consolidated balance sheet.

The Company intends to vigorously defend the Nevada action. The Company cannot predict with any degree of certainty the outcome of the Nevada action or determine the extent of any potential liabilities. The Company also cannot provide an estimate of the possible loss or range of loss of the Nevada action. Any adverse outcome in the Nevada action could expose the Company to substantial damages or penalties that may have a material adverse impact on the Company’s operations and cash flows.

Despite the potential for significant damages, the Company does not believe, based on currently available information, that the outcome of the Nevada action will have a material adverse effect on the Company's financial condition, although the outcome could be material to the Company's operating results for any particular period, depending, in part, upon the operating results for such period.

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

The Company intends to vigorously defend this suit. Any adverse outcome in this matter could be subject the Company to substantial damages and it could be restricted from offering DFS contests in Florida. The Company cannot provide any assurance as to the outcome of this matter.

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

Scanlon

On December 8, 2023, plaintiffs Melissa Scanlon and Shane Harris, individually and on behalf of others similarly situated, filed a purported Massachusetts class action lawsuit against DraftKings in Middlesex County Superior Court of Massachusetts. Among other things, Plaintiffs allege that the Company’s promotion that offered new customers an opportunity to earn up to 1,000 in site credits, and related advertisements, were: (1) unfair or deceptive practices in violation of Massachusetts General Laws (“M.G.L.”) c. 93A, §§ 2, 9; and (2) untrue and misleading advertising in violation of M.G.L. c. 266, § 91. The Plaintiffs are seeking, among other things, injunctive relief, actual damages, double or treble damages, and attorneys’ fees.

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

16.  Subsequent Events

Pending Acquisition of Jackpocket Inc. (“Jackpocket”)

On February 11, 2024, the Company entered into a definitive agreement (the “Merger Agreement”) to acquire Jackpocket for total consideration of $750 million, with approximately 55 percent of the consideration payable in cash funded from the Company’s existing cash and cash equivalents balance, and approximately 45 percent of the consideration payable in the Company’s Class A common stock, subject to customary purchase price adjustments and the collar mechanism described below (the “Jackpocket Transaction”).

Under the terms of the Merger Agreement and subject to the terms and conditions set forth therein, the stock consideration will be subject to a collar pursuant to which a variable number of shares of DraftKings’ Class A common stock will be issued to Jackpocket stockholders in order to deliver a value of $337.5 million, so long as the 30-trading-day volume weighted average price of DraftKings’ Class A common stock as of the second trading day immediately preceding the closing of the Jackpocket Transaction (the “Closing Stock Price”) remains between $31.68 and $42.86. In the event that DraftKings’ Closing Stock Price is above $42.86 or below $31.68, Jackpocket stockholders will receive a fixed number of approximately 7,874,806 shares and 10,654,149 shares, respectively, of DraftKings’ Class A common stock, subject to adjustment in certain limited circumstances to the minimum extent necessary to maintain a tax-free transaction.

The consummation of the Jackpocket Transaction is subject to the receipt of required regulatory approvals and other customary closing conditions.

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

2.5***
Agreement and Plan of Merger and Plan of Reorganization, dated as of February 11, 2024, by and among DraftKings Inc., DraftKings Holdings Inc., Fortune Merger Sub Inc., Fortune Merger Sub LLC, JackPocket, Inc. and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 15, 2024).

3.1	Amended and Restated Articles of Incorporation of DraftKings Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2022)
3.2	Amended and Restated Bylaws of DraftKings Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2022).
4.1*	Specimen Class A Common Stock Certificate of DraftKings.
4.2	Form of Warrant Certificate of DraftKings Inc. (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2020).
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

4.7	Description of DraftKings Inc.'s Capital Stock (incorporated by reference to DraftKings Inc.'s Registration Statement on Form S-4 (Reg. No. 333-260174), filed with the SEC on December 9, 2021).
4.8
Assignment and Assumption Agreement, dated May 5, 2022, by and among DraftKings Inc., GNOG, Continental and Computershare (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2022).

4.9
Assignment and Assumption Agreement, dated May 5, 2022, by and among DraftKings Inc., Old DraftKings and Computershare (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2022).

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

14.1	Code of Business Ethics of the Company, dated April 23, 2020 (incorporated by reference to Exhibit 14.1 of the Company's Amended Annual Report on Form 10-K/A, filed with the SEC on May 3, 2021).
21.1*	List of Subsidiaries.
23.1*	Consent of BDO USA, P.C., independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Executive Compensation Clawback Policy, dated as of December 1, 2023
99.1
Loan and Security Agreement, dated as of December 20, 2022, by and among DraftKings Inc., as borrower, the guarantors listed therein, the lenders listed therein, Pacific Western Bank, as administrative agent, collateral agent and payment agent, Citizens Bank, N.A., as syndication agent, and Pacific Western Bank and Citizens Bank, N.A., as joint bookrunners and joint lead arrangers (incorporated by reference to Exhibit 99.1 of the Company’s Annual Report on Form 10-K, filed with the SEC on February 17, 2023).

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

Date: February 16, 2024

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

Name	Position	Date

/s/ Jason D. Robins	Chief Executive Officer and Chairman	February 16, 2024
Jason D. Robins	(Principal Executive Officer)

/s/ Jason K. Park	Chief Financial Officer	February 16, 2024
Jason K. Park	(Principal Financial and Accounting Officer)

/s/ Harry Evans Sloan	Vice Chairman	February 16, 2024
Harry Evans Sloan

/s/ Matthew Kalish	Director	February 16, 2024
Matthew Kalish

/s/ Woodrow H. Levin	Director	February 16, 2024
Woodrow H. Levin

/s/ Paul Liberman	Director	February 16, 2024
Paul Liberman

/s/ Jocelyn Moore	Director	February 16, 2024
Jocelyn Moore

/s/ Ryan R. Moore	Director	February 16, 2024
Ryan R. Moore

/s/ Valerie Mosley	Director	February 16, 2024
Valerie Mosley

/s/ Steven J. Murray	Director	February 16, 2024
Steven J. Murray

/s/ Marni M. Walden	Director	February 16, 2024
Marni M. Walden