Form 10-Q
period 2024-03-31
DraftKings Inc.
filed 2024-05-03
CIK 1883685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2024, there were 476,223,693 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 393,013,951 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

DraftKings Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2024

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements.
DRAFTKINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	March 31, 2024
	(Unaudited)	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,192,662	$1,270,503
Restricted cash	12,454	11,700
Cash reserved for users	278,141	341,290
Receivables reserved for users	265,961	301,770
Accounts receivable	53,321	47,539
Prepaid expenses and other current assets	135,434	98,565
Total current assets	1,937,973	2,071,367
Property and equipment, net	59,797	60,695
Intangible assets, net	682,350	690,620
Goodwill	886,373	886,373
Operating lease right-of-use assets	90,554	93,985
Equity method investments	11,380	10,280
Deposits and other non-current assets	132,226	131,546
Total assets	$3,800,653	$3,944,866

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$605,880	$639,599
Liabilities to users	770,535	851,898
Operating lease liabilities, current portion	11,274	11,499
Other current liabilities	53,921	46,624
Total current liabilities	1,441,610	1,549,620
Convertible notes, net of issuance costs	1,254,408	1,253,760
Non-current operating lease liabilities	78,930	80,827
Warrant liabilities	35,485	63,568
Long-term income tax liability	71,283	72,810
Other long-term liabilities	87,958	83,975
Total liabilities	$2,969,674	$3,104,560
Commitments and contingent liabilities (Note 11)

Stockholders' equity:
Class A common stock, $0.0001 par value; 900,000 shares authorized as of March 31, 2024 and December 31, 2023; 488,750 and 484,598 shares issued and 476,067 and 472,697 outstanding as of March 31, 2024 and December 31, 2023, respectively	$46	$46
Class B common stock, $0.0001 par value; 900,000 shares authorized as of March 31, 2024 and December 31, 2023; 393,014 shares issued and outstanding as of March 31, 2024 and December 31, 2023	39	39
Treasury stock, at cost; 12,683 and 11,901 shares as of March 31, 2024 and December 31, 2023, respectively	(445,681)	(412,182)
Additional paid-in capital	7,316,598	7,149,858
Accumulated deficit	(6,076,511)	(5,933,943)
Accumulated other comprehensive income	36,488	36,488
Total stockholders’ equity	$830,979	$840,306
Total liabilities and stockholders’ equity	$3,800,653	$3,944,866
See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except loss per share data)

	Three months ended March 31,
	2024	2023
Revenue	$1,174,996	$769,652
Cost of revenue	710,069	521,740
Sales and marketing	340,699	389,133
Product and technology	88,815	88,088
General and administrative	174,251	160,476
Loss from operations	(138,838)	(389,785)
Other income (expense):
Interest income	15,067	11,795
Interest expense	(649)	(655)
Loss on remeasurement of warrant liabilities	(18,094)	(17,035)
Other (loss) gain, net	(735)	19
Loss before income tax (benefit) provision and (income) loss from equity method investment	(143,249)	(395,661)
Income tax (benefit) provision	(351)	1,368
(Income) loss from equity method investment	(330)	119
Net loss attributable to common stockholders	$(142,568)	$(397,148)

Loss per share attributable to common stockholders:
Basic and diluted	$(0.30)	$(0.87)
See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock Amount	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2023	472,697	$46	393,014	$39	$7,149,858	$(5,933,943)	$36,488	$(412,182)	$840,306
Exercise of stock options	630	—	—	—	2,857	—	—	—	2,857
Stock-based compensation expense	—	—	—	—	117,702	—	—	—	117,702
Exercise of warrants	1,002	—	—	—	46,181	—	—	—	46,181
Purchase of treasury stock	(782)	—	—	—	—	—	—	(33,499)	(33,499)
Restricted stock unit vesting	2,520	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(142,568)	—	—	(142,568)
Balances at March 31, 2024	476,067	$46	393,014	$39	$7,316,598	$(6,076,511)	$36,488	$(445,681)	$830,979

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock Amount	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2022	450,575	$45	393,014	$39	$6,750,055	$(5,131,801)	$36,488	$(332,133)	$1,322,693
Exercise of stock options	701	—	—	—	2,192	—	—	—	2,192
Stock-based compensation expense	—	—	—	—	117,400	—	—	—	117,400
Purchase of treasury stock	(1,399)	—	—	—	—	—	—	(27,358)	(27,358)
Restricted stock unit vesting	11,757	1	—	—	—	—	—	—	1
Net loss	—	—	—	—	—	(397,148)	—	—	(397,148)
Balances at March 31, 2023	461,634	$46	393,014	$39	$6,869,647	$(5,528,949)	$36,488	$(359,491)	$1,017,780

See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Three months ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss attributable to common shareholders	$(142,568)	$(397,148)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	53,180	48,213
Non-cash interest expense, net	59	157
Stock-based compensation expense	93,535	117,400
Loss on remeasurement of warrant liabilities	18,094	17,035
(Gain) loss from equity method investment	(330)	119
Loss on marketable equity securities and other financial assets, net	—	136
Deferred income taxes	540	2,254
Other expenses, net	627	(2,726)
Change in operating assets and liabilities:
Receivables reserved for users	35,809	35,547
Accounts receivable	(5,782)	9,674
Prepaid expenses and other current assets	(29,572)	(10,069)
Deposits and other non-current assets	(202)	(3,464)
Operating leases, net	34	1,864
Accounts payable and accrued expenses	(14,341)	(6,292)
Liabilities to users	(81,363)	(15,717)
Long-term income tax liability	(1,527)	(620)
Other long-term liabilities	3,412	2,145
Net cash flows used in operating activities	$(70,395)	$(201,492)
Cash Flows from Investing Activities:
Purchases of property and equipment	(3,025)	(7,094)
Cash paid for internally developed software costs	(22,665)	(19,419)
Acquisition of gaming licenses	(11,594)	(1,362)
Other investing activities, net	(1,915)	311
Net cash flows used in investing activities	$(39,199)	$(27,564)
Cash Flow from Financing Activities:
Purchase of treasury stock	(33,499)	(27,358)
Proceeds from exercise of stock options	2,857	2,192
Net cash flows used in financing activities	$(30,642)	$(25,166)
Net decrease in cash and cash equivalents, restricted cash, and cash reserved for users	(140,236)	(254,222)
Cash and cash equivalents, restricted cash, and cash reserved for users at the beginning of period	1,623,493	1,778,825
Cash and cash equivalents, restricted cash, and cash reserved for users at the end of period	$1,483,257	$1,524,603

Disclosure of cash and cash equivalents, restricted cash, and cash reserved for users
Cash and cash equivalents	$1,192,662	$1,087,668
Restricted cash	12,454	—
Cash reserved for users	278,141	436,935
Cash and cash equivalents, restricted cash, and cash reserved for users at the end of period	$1,483,257	$1,524,603

Supplemental Disclosure of Noncash Investing and Financing Activities:
Investing activities included in accounts payable and accrued expenses	$688	$(679)
Decrease of warrant liabilities from cashless exercise of warrants	$46,181	$—
Supplemental Disclosure of Cash Activities:
Decrease in cash reserved for users	$(63,149)	$(32,718)
Cash paid for interest	$—	$—
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
In May 2018, the Supreme Court (the “Court”) struck down on constitutional grounds the Professional and Amateur Sports Protection Act of 1992, a law that prohibited most states from authorizing and regulating sports betting. As of March 31, 2024, 35 U.S. states, the District of Columbia and Puerto Rico have legalized some form of sports betting. Of those 37 legal jurisdictions, 32 have legalized online sports betting. All 32 of those jurisdictions are live, and DraftKings operates in 25 of them. The U.S. jurisdictions with statutes legalizing iGaming are Connecticut, Delaware, Michigan, New Jersey, Pennsylvania, Rhode Island and West Virginia.

As of March 31, 2024, we operate our Sportsbook product offering in Arizona, Colorado, Connecticut, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, North Carolina, Ohio, Oregon, Pennsylvania, Tennessee, Vermont, Virginia, West Virginia, Wyoming and Ontario, Canada, and we operate retail sportsbooks in Arizona, Colorado, Connecticut, Illinois, Iowa, Kansas, Kentucky, Louisiana, Michigan, Mississippi, New Hampshire, New Jersey and Washington. As of March 31, 2024, we operate our iGaming product offering in Connecticut, Michigan, New Jersey, Pennsylvania, West Virginia and Ontario, Canada. The Company also has arrangements in place with land-based casinos to expand operations into additional states upon the passing of relevant legislation, the issuance of related regulations and the receipt of required licenses.
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

2.Summary of Significant Accounting Policies and Practices

Basis of Presentation and Principles of Consolidation
 These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. As such, certain notes or other information that are normally required by U.S. GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes as of and for the fiscal year ended December 31, 2023, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on February 16, 2024 (the “2023 Annual Report”). These condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all normal and recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial statements for the periods presented. Results of operations reported for interim periods are not necessarily indicative of results for the entire year, due to seasonal fluctuations in the Company’s revenue as a result of the timing of various sports seasons, sporting events and other factors.

All intercompany accounts and transactions are eliminated upon consolidation. Certain amounts, which are not material, in the prior year’s consolidated financial statements have been reclassified to conform to the current year's presentation.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, designed to improve reportable segment disclosures. The guidance expands the disclosures required for reportable segments in our annual and interim consolidated financial statements, primarily through enhanced disclosures about significant segment expenses. The standard will be effective for us beginning with our annual reporting for fiscal year 2024 and interim periods thereafter, with early adoption permitted. We are currently evaluating the impact of this standard on our segment disclosures.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes—Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 modifies the rules on income tax disclosures to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The amendments are intended to address investors’ requests for income tax disclosures that provide more information to help them better understand an entity’s exposure to potential changes in tax laws and the ensuing risks and opportunities and to assess income tax information that affects cash flow forecasts and capital allocation decisions. The guidance also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024. All entities are required to apply the guidance prospectively but have the option to apply it retrospectively. Early adoption is permitted. The Company is continuing to assess the timing of adoption and the potential impacts of ASU 2023-09.

3.    Intangible Assets
Intangible Assets
As of March 31, 2024, intangible assets, net consists of the following:

	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Developed technology	4.1 years	$422,900	$(206,509)	$216,391
Internally developed software	2.3 years	262,949	(123,352)	139,597
Gaming licenses	10.2 years	230,354	(52,010)	178,344
Customer relationships	3.9 years	269,728	(141,006)	128,722
Trademarks, tradenames and other	3.3 years	38,819	(22,407)	16,412
		$1,224,750	$(545,284)	$679,466
Indefinite-lived intangible assets:
Digital assets, net of impairment	Indefinite-lived	2,884	N/A	2,884
Total		$1,227,634	$(545,284)	$682,350
As of December 31, 2023, intangible assets, net consists of the following:

	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Developed technology	4.4 years	$422,900	$(193,247)	$229,653
Internally developed software	2.3 years	236,644	(108,169)	128,475
Gaming licenses	10.6 years	218,760	(47,941)	170,819
Customer relationships	4.1 years	269,728	(127,862)	141,866
Trademarks, tradenames and other	3.3 years	37,674	(20,751)	16,923
		$1,185,706	$(497,970)	$687,736
Indefinite-lived intangible assets:
Digital assets, net of impairment	Indefinite-lived	2,884	N/A	2,884
Total		$1,188,590	$(497,970)	$690,620

Amortization expense was $47.3 million and $43.1 million for the three months ended March 31, 2024 and 2023, respectively.

4.    Current and Long-term Liabilities
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

Borrowings under the Credit Agreement bear interest at a variable annual rate equal to the greater of (i) 1.00% above the prime rate then in effect and (ii) 5.00%, and the Credit Agreement requires monthly, interest-only payments on any outstanding borrowings. In addition, the Company is required to pay quarterly in arrears a commitment fee equal to 0.25% per annum of the unused portion of the Revolving Line of Credit. As of March 31, 2024, the Credit Agreement provided a revolving line of credit of up to $125.0 million, and there was no principal outstanding under the Credit Agreement. Net borrowing capacity available from the Credit Agreement as of March 31, 2024 totaled $122.7 million. The Company is also subject to certain affirmative and negative covenants, including the restriction of dividends, under the Credit Agreement which the Company is in compliance with as of March 31, 2024. One such covenant involves maintaining compensating cash balances. The compensating balances may be withdrawn but the availability of the line of credit is dependent upon maintenance of such compensating balances. The performance of the Company’s obligations under the Credit Agreement are secured by a first-priority security interest on substantially all of its assets.

Convertible Notes and Capped Call Transactions
In March 2021, DraftKings Holdings Inc. (formerly DraftKings Inc.), a Nevada corporation (“Old DraftKings”) issued zero-coupon convertible senior notes in an aggregate principal amount of $1,265.0 million, which includes proceeds from the full exercise of the over-allotment option (collectively, the “Convertible Notes”). The Convertible Notes will mature on March 15, 2028 (the “Notes Maturity Date”), subject to earlier conversion, redemption or repurchase. In connection with the issuance of the Convertible Notes, Old DraftKings incurred $17.0 million of lender fees and $1.7 million of debt financing costs, which are being amortized through the Notes Maturity Date. The Convertible Notes represent senior unsecured obligations of Old DraftKings, which are being amortized through the Notes Maturity Date.

The Convertible Notes are convertible at an initial conversion rate of 10.543 shares of DraftKings Inc.’s Class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $94.85 per share of DraftKings Inc.’s Class A common stock. The conversion rate is subject to adjustment upon the occurrence of certain specified events and includes a make-whole adjustment upon early conversion in connection with a make-whole fundamental change (as defined in the indenture governing the Convertible Notes). Since the issuance of the Convertible Notes, there have been no changes to the initial conversion price.

Prior to September 15, 2027, the Convertible Notes will be convertible by the holder only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the Notes Maturity Date. Old DraftKings will satisfy any conversion election by paying or delivering, as the case may be, cash, shares of DraftKings Inc.’s Class A common stock or a combination of cash and shares of DraftKings Inc.’s Class A common stock. As of March 31, 2024, no conditions were met to allow for the conversion of the Convertible Notes by any holder.

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

As of March 31, 2024, the Company’s convertible debt balance was $1,254.4 million, net of unamortized debt issuance costs of $10.6 million. The amortization of debt issuance costs was $0.6 million for the three months ended March 31, 2024 and $0.7 million for the three months ended March 31, 2023, which are included in the interest expense line-item on the Company's consolidated statements of operations. Although recorded at amortized cost on the Company’s consolidated balance sheets, the estimated fair value of the Convertible Notes was $1,096.0 million and $1,025.6 million as of March 31, 2024 and December 31, 2023, respectively, which was calculated using the estimated or actual bids and offers of the Convertible Notes in an over-the-counter market on the last business day of the period, which is a Level 1 fair value measurement.

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
As of March 31, 2024 and December 31, 2023, the Company’s estimated contingent liability for indirect taxes was $74.9 million and $71.2 million, respectively. The estimated contingent liability for indirect taxes is recorded within other long-term liabilities on the condensed consolidated balance sheets and general and administrative expenses on the condensed consolidated statements of operations.
Warrant Liabilities
As part of the initial public offering of Diamond Eagle Acquisition Corp. ("DEAC") on May 14, 2019 (the “IPO”), DEAC issued 13.3 million warrants each of which entitles the holder to purchase one share of DraftKings Inc.’s Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, DEAC completed the private sale of 6.3 million warrants to DEAC’s sponsor (the “Private Warrants”), each of which entitles the holder to purchase one share of DraftKings Inc.’s Class A common stock at an exercise price of $11.50 per share. As of March 31, 2024, there were no Public Warrants outstanding and 0.4 million Private Warrants outstanding. On May 5, 2022 (the “GNOG Closing Date”), DraftKings Inc. (formerly New Duke Holdco, Inc.) consummated the acquisition of Golden Nugget Online Gaming, Inc., a Delaware corporation, pursuant to a definitive agreement and plan of merger, dated August 9, 2021, in an all-stock transaction (the “GNOG Transaction”). On the GNOG Closing Date, in connection with the consummation of the GNOG Transaction, Old DraftKings entered into an assignment and assumption agreement (the “Old DraftKings Warrant Assignment Agreement”) with DraftKings Inc., Computershare Trust Company, N.A. and Computershare Inc. (together, “Computershare”), pursuant to which Old DraftKings assigned to DraftKings Inc. all of its rights, interests and obligations under the warrant agreement, dated as of May 10, 2019 (the “Old DraftKings Warrant Agreement”), by and between DEAC and Continental Stock Transfer & Trust Company, as warrant agent, as assumed by Old DraftKings and assigned to Computershare by that certain assignment and assumption agreement, dated as of April 23, 2020, governing Old DraftKings’ outstanding Private Warrants, on the terms and conditions set forth in the Old DraftKings Warrant Assignment Agreement. In connection with the consummation of the GNOG Transaction and pursuant to the Old DraftKings Warrant Assignment Agreement, each of the outstanding Private Warrants became exercisable for one share of DraftKings Inc. Class A common stock on the existing terms and conditions, except as otherwise described in the Old DraftKings Warrant Assignment Agreement.

In addition, on the GNOG Closing Date, in connection with the consummation of the GNOG Transaction, the Company assumed an additional 5.9 million warrants, each of which entitled the holder to purchase one share of GNOG’s Class A common stock at an exercise price of $11.50 per share (the “GNOG Private Warrants”). Effective as of the consummation of the GNOG Transaction, each of the outstanding GNOG Private Warrants became exercisable for 0.365 of a share of DraftKings Inc.'s Class A common stock, or approximately 2.1 million shares of DraftKings Inc.’s Class A common stock in the aggregate, on the existing terms and conditions of such GNOG Private Warrants, except as otherwise described in the assignment and assumption agreement relating to the GNOG Private Warrants entered into on the GNOG Closing Date. As of March 31, 2024, there were 2.9 million GNOG Private Warrants outstanding.

The Company classifies the Public Warrants, the Private Warrants and the GNOG Private Warrants pursuant to Accounting Standards Codification Topic 815, Derivatives and Hedging, as derivative liabilities with subsequent changes in their respective fair values recognized in its consolidated statement of operations at each reporting date. As of March 31, 2024, the fair value of the Company’s warrant liability was $35.5 million. Due to fair value changes during the three months ended March 31, 2024 and 2023, the Company recorded losses on the remeasurement of its warrant liabilities of $18.1 million and $17.0 million, respectively. During the three months ended March 31, 2024, 1.0 million Private Warrants were exercised and 2.9 million GNOG Private Warrants were exercised. These exercises resulted in the issuance of 1.0 million shares of DraftKings Inc. Class A common stock as some were exercised on a cashless basis.

5.    Fair Value Measurements

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value as of March 31, 2024 and December 31, 2023 based on the three-tier fair value hierarchy:

	March 31, 2024
	Level 1		Level 2		Level 3		Total
Assets
Cash equivalents:
Money market funds	$178,092	(1)	$—		$—		$178,092
Other current assets:
Digital assets held for users	—		53,921	(2)	—		53,921
Other non-current assets:
Derivative instruments	—		—		19,999	(4)	19,999
Equity securities	—		13,533	(3)	—		13,533
Total	$178,092		$67,454		$19,999		$265,545

Liabilities
Other current liabilities:
Digital assets held for users	$—		$53,921	(2)	$—		$53,921
Warrant liabilities	—		35,485	(5)	—		35,485
Total	$—		$89,406		$—		$89,406

	December 31, 2023
	Level 1		Level 2		Level 3		Total
Assets
Cash equivalents:
Money market funds	$250,055	(1)	$—		$—		$250,055
Other current assets:
Digital assets held for users	—		46,624	(2)	—		46,624
Other non-current assets:
Derivative instruments	—		—		19,999	(4)	19,999
Equity securities	—		13,533	(3)	—		13,533
Total	$250,055		$60,157		$19,999		$330,211

Liabilities
Other current liabilities:
Digital assets held for users	$—		$46,624	(2)	$—		$46,624
Warrant liabilities	—		63,568	(5)	—		63,568
Total	$—		$110,192		$—		$110,192

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
(4)Represents the Company’s derivative instruments held in other public and privately held entities. The Company measures these derivative instruments to fair value using option pricing models and, accordingly, classifies these assets as Level 3. There were no new Level 3 derivative instruments sold, purchased by or issued to the Company during the three months ended March 31, 2024. The table below includes a range and an average weighted by relative fair value of the significant unobservable inputs used to measure these Level 3 derivative instruments to fair value. A change in these significant unobservable inputs might result in a significantly higher or lower fair value measurement at the reporting date. Changes to fair value of these instruments are recorded in Other (loss) income, net on the consolidated statements of operations and loss (gain) on marketable equity securities and other financial assets, net in the consolidated statement of cash flows.

	March 31, 2024	December 31, 2023
Significant Unobservable Input of Level 3 Investments	Range (Weighted Average)	Range (Weighted Average)
Underlying stock price	$12.79 - $19.80 ($19.41)	$12.79 - $19.80 ($19.41)
Volatility	75.0% - 80.0% (79.7%)	75.0% - 80.0% (79.7%)
Risk-free rate	1.3% - 4.2% (4.0%)	1.3% - 4.2% (4.0%)
(5)The Company measures its Private Warrants and the GNOG Private Warrants to fair value using a binomial lattice model or a Black-Scholes model, where appropriate, with the significant assumptions being observable inputs and, accordingly, classifies these liabilities as Level 2. Key assumptions used in the valuation of the Private Warrants and GNOG Private Warrants include term, risk free rate and volatility.

6.    Revenue Recognition
Deferred Revenue

The Company includes deferred revenue within accounts payable and accrued expenses and liabilities to users in the condensed consolidated balance sheets. The deferred revenue balances were as follows:

	Three months ended March 31,
	2024	2023
Deferred revenue, beginning of the period	$174,212	$133,851
Deferred revenue, end of the period	$128,869	$132,213
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$143,197	$112,426

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

Revenue Disaggregation

Disaggregation of revenue for the three months ended March 31, 2024 and 2023 is as follows:

	Three months ended March 31,
	2024	2023
Online gaming	$1,152,186	$735,189
Gaming software	6,231	8,610
Other	16,579	25,853
Total Revenue	$1,174,996	$769,652

Online gaming includes online Sportsbook, iGaming, and DFS, which have certain similar attributes and patterns of recognition. Other revenue primarily includes media, retail sportsbooks and other consumer product offerings. The opening and closing balances of the Company's accounts receivable from contracts with customers were $47.5 million and $53.3 million for the three months ended March 31, 2024, respectively, and $51.1 million and $41.4 million for the three months ended March 31, 2023, respectively.

7.    Stock-Based Compensation
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

The following table shows restricted stock unit (“RSU”) and stock option activity for the three months ended March 31, 2024:

	Time-Based		PSP		LTIP		Total	Weighted Average Exercise Price of Options	Weighted Average FMV of RSUs
	Options	RSUs	Options	RSUs	Options	RSUs
Outstanding at December 31, 2023	10,360	17,881	1,389	13,809	10,506	1,255	55,200	$7.10	$21.01
Granted	200	5,287	—	942	—	—	6,429	49.67	43.86
Exercised options / vested RSUs	(400)	(2,259)	—	—	(230)	(261)	(3,150)	4.54	26.04
Change in awards due to performance-based multiplier	—	—	—	—	—	—	—	—	—
Forfeited	—	(558)	—	(201)	—	(73)	(832)	—	24.86
Outstanding at March 31, 2024	10,160	20,351	1,389	14,550	10,276	921	57,647	$7.56	$26.34

As of March 31, 2024, total unrecognized stock-based compensation expense of $784.7 million related to granted and unvested stock-based compensation arrangements is expected to be recognized over a weighted-average period of 2.8 years. The following tables shows stock compensation expense for the three months ended March 31, 2024 and 2023:

	Three months ended March 31, 2024			Three months ended March 31, 2023
	Options	RSUs	Total	Options	RSUs	Total
Time-based (1)	$2,044	$39,057	$41,101	$3,844	$44,807	$48,651
PSP (2)	—	52,352	52,352	—	24,015	24,015
LTIP (2)	—	82	82	—	44,734	44,734
Total	$2,044	$91,491	$93,535	$3,844	$113,556	$117,400

(1) Time-based awards vest and are expensed over a defined service period.
(2) PSP and LTIP awards vest based on defined performance criteria and are expensed based on the probability of achieving such criteria.

8.    Income Taxes
The Company’s provision (benefit) for income taxes for the three months ended March 31, 2024 and 2023 is as follows:

	Three months ended March 31,
	2024	2023
Income tax (benefit) provision	$(351)	$1,368

The effective tax rates for the three months ended March 31, 2024 and 2023 were 0.3% and (0.3)%, respectively. The difference between the Company’s effective tax rates for the three months ended March 31, 2024 and 2023 and the U.S. statutory tax rate of 21% was primarily due to a valuation allowance related to the Company’s deferred tax assets, offset partially by current state tax and current foreign tax. The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all such deferred tax assets will not be realized.

The Company's provision for income taxes during interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full year to ordinary pre-tax income (loss), excluding unusual or infrequently occurring discrete items, for the reporting period. As small changes in the estimated ordinary income (loss) may result in a significant change in the estimated annual effective tax rate, the Company computed its provision for US Federal and state income taxes based on the actual effective tax rate for the three months ended March 31, 2024.

9.    Loss Per Share
The computation of loss per share and weighted-average shares of the Company's Class A common stock outstanding for the periods presented are as follows:

	Three months ended March 31,
	2024	2023
Net loss	$(142,568)	$(397,148)
Basic and diluted weighted-average common shares outstanding	474,228	455,081
Loss per share attributable to common stockholders (in dollars):
Basic and diluted	$(0.30)	$(0.87)

There were no preferred or other dividends declared for the three months ended March 31, 2024. For the periods presented, the following securities were not required to be included in the computation of diluted shares outstanding:

	March 31, 2024	March 31, 2023
Class A common stock resulting from exercise of all warrants	1,449	3,761
Stock options and RSUs	57,647	68,422
Convertible notes	13,337	13,337
Total	72,433	85,520

10.    Related-Party Transactions
Receivables from Equity Method Investments
The Company provides office space and general operational support to DKFS, LLC, an equity-method affiliate. The operational support is primarily in the form of general and administrative services. There were no receivables related to these services as of March 31, 2024 or December 31, 2023. The Company has also committed to invest up to $17.5 million into DBDK Venture Fund I, LP, a Delaware limited partnership and a subsidiary of DKFS, LLC. As of March 31, 2024, the Company had invested a total of $8.3 million of the total commitment.
Transactions with a Former Director and their Immediate Family Members
For the three months ended March 31, 2024 and March 31, 2023, the Company had zero sales and $0.7 million in sales, respectively, to entities owned by an immediate family member of a former director of the Company.
Aircraft
On each of March 30, 2024 and 2023, the Company renewed a one-year lease of an aircraft from an entity controlled by Mr. Robins, pursuant to which Mr. Robins’ entity leased the aircraft to the Company for $0.6 million for a one-year period (the “Aircraft Leases”). The Company covered all operating, maintenance and other expenses associated with the aircraft. The audit and compensation committees of the Company’s Board of Directors approved this arrangement, as well as the Aircraft Leases, based on, among other things, the requirements of the overall security program that Mr. Robins and his family fly private and the committees' assessment that such an arrangement is more efficient and flexible and better ensures safety, confidentiality and privacy. During each of the three months ended March 31, 2024 and March 31, 2023, the Company incurred $0.1 million of expense under the Aircraft Leases.

11.    Leases, Commitments and Contingencies
Leases
The Company leases corporate office facilities, data centers, and motor vehicles under operating lease agreements. Some of the Company’s leases include one or more options to renew. For a majority of the Company’s leases, it does not assume renewals in its determination of the lease term as the renewals are not deemed to be reasonably assured. The Company’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. As of March 31, 2024, the Company’s lease agreements typically have terms not exceeding ten years.

Payments under the Company’s lease arrangements may be fixed or variable, and variable lease payments primarily represent costs related to common area maintenance and utilities. The components of lease expense are as follows:

	Three months ended March 31,
	2024	2023
Operating lease cost	$4,828	$5,028
Short term lease cost	343	1,331
Variable lease cost	1,516	1,119
Sublease income	—	(236)
Total lease cost	$6,687	$7,242

Supplemental cash flow and other information for the three months ended March 31, 2024 and 2023 related to operating leases was as follows:

	Three months ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$4,034	$3,165
Right-of-use assets obtained in exchange for new operating lease liabilities	$720	$366

The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating leases were 7.1 years and 6.5% as of March 31, 2024. The Company calculated the weighted-average discount rates using incremental borrowing rates, which equal the rates of interest that it would pay to borrow funds on a fully collateralized basis over a similar term.
Maturities of lease liabilities are as follows:

Years Ending December 31,
From April 1, 2024 to December 31, 2024	$12,821
2025	15,255
2026	14,699
2027	15,548
2028	16,232
Thereafter	39,654
Total undiscounted future cash flows	114,209
Less: Imputed interest	(24,005)
Present value of undiscounted future cash flows	$90,204

Other Contractual Obligations and Contingencies
The Company is a party to several non-cancelable contracts with vendors where the Company is obligated to make future minimum payments under the terms of these contracts as follows:

Years Ending December 31,
From April 1, 2024 to December 31, 2024	$368,569
2025	364,708
2026	206,989
2027	120,238
2028	86,952
Thereafter	181,979
Total	$1,329,435

Surety Bonds

As of March 31, 2024, the Company has been issued $235.0 million in surety bonds at a combined annual premium cost of 0.4%, which are held for certain regulators’ use and benefit in order for the Company to satisfy state license requirements. There have been no claims against such bonds and the likelihood of future claims is remote.

Contingencies
From time to time, and in the ordinary course of business, the Company may be subject to certain claims, charges and litigation concerning matters arising in connection with the conduct of the Company’s business activities.
Interactive Games LLC
On June 14, 2019, Interactive Games LLC filed suit against the Company in the U.S. District Court for the District of Delaware, alleging that our Daily Fantasy Sports product offering infringes two patents and the Company’s Sportsbook product offering infringes two different patents. On April 9, 2024, Interactive Games LLC dismissed the lawsuit without prejudice.

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

Securities Matters Arising From the Hindenburg Report and Related Matters

Beginning on July 9, 2021, the Company received subpoenas from the SEC seeking documents concerning, among other things, allegations concerning SBTech that were contained in a report published about the Company on June 15, 2021 by Hindenburg Research, as well as the Company’s adherence to and disclosures regarding its compliance policies and procedures, and related matters. The Company intends to comply with the related requests and is cooperating with the SEC’s ongoing inquiry.

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

On September 9, 2022, two similar putative class actions were filed in the Delaware Court of Chancery against former directors of GNOG Inc. and its former controlling stockholder, one of which also names the Company and Jefferies Financial Group, Inc. as defendants. These pending actions in Delaware assert substantially similar claims on behalf of a putative class of former minority stockholders of GNOG Inc. alleging that certain former officers and directors of GNOG Inc. and its former controlling stockholder (Tilman Fertitta) breached their fiduciary duties to minority stockholders of GNOG Inc. in connection with the GNOG Transaction, and one of the actions also alleges that the Company aided and abetted the alleged breaches of fiduciary duty. On October 12, 2022, the Delaware Court of Chancery consolidated these two actions under the caption In re Golden Nugget Online Gaming, Inc. Stockholders Litigation. At a mediation held on January 24, 2024, the parties reached an agreement in principle to settle the Delaware action, which was reflected in a written settlement agreement, dated March 1, 2024, which remains, subject to, among other things, court approval. The estimated loss was accrued as of December 31, 2023 in the accounts payable and accrued expenses line-item on the consolidated balance sheet.

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

Turley

On January 9, 2023, Simpson G. Turley, individually and on behalf of all others similarly situated, filed a purported class action against the Company in the United States District Court for the District of Massachusetts. Plaintiff alleges, among other things, that he was a contestant in the Company’s daily fantasy showdown contest for the January 2, 2023, NFL game between the Cincinnati Bengals and the Buffalo Bills (the “Bengals-Bills Game”). The Bengals-Bills Game was postponed and eventually cancelled due to Damar Hamlin collapsing during the game. Plaintiff alleges that he was winning prizes in multiple showdown contests at the point in time that the Bengals-Bills Game was cancelled (with 5:58 remaining in the first quarter). Plaintiff alleges that, instead of paying out the prize money, the Company refunded entry fees to contestants that entered showdown or flash draft fantasy contests. On May 8, 2023, plaintiff Turley and a new plaintiff (Erik Ramos) filed a First Amended Class Action Complaint. The plaintiffs assert claims for breach of contract, unfair and deceptive acts and practices, false advertising, and unjust enrichment. Among other things, plaintiffs seek statutory damages, monetary damages, punitive damages, attorney fees and interest. On March 29, 2024, the court granted DraftKings’ motion to dismiss plaintiffs’ complaint with prejudice.

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

Scanlon

On December 8, 2023, plaintiffs Melissa Scanlon and Shane Harris, individually and on behalf of others similarly situated, filed a purported class action lawsuit against DraftKings in Middlesex County Superior Court of Massachusetts. On March 26, 2024, the case was transferred to the Business Litigation Session of the Massachusetts Superior Court. Among other things, Plaintiffs allege that the Company’s promotion that offered new customers an opportunity to earn up to 1,000 in site credits, and related advertisements, were: (1) unfair or deceptive practices in violation of Massachusetts General Laws (“M.G.L.”) c. 93A, §§ 2, 9; and (2) untrue and misleading advertising in violation of M.G.L. c. 266, § 91. The Plaintiffs are seeking, among other things, injunctive relief, actual damages, double or treble damages, and attorneys’ fees.

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

Guery

On April 17, 2024, plaintiff Samantha Guery, individually and on behalf of all others similarly situated, filed a purported class action lawsuit against DraftKings in the United States District Court for the Southern District of New York. Among other things, Plaintiff alleges that the Company’s promotion that offered new customers an opportunity to place their first wager “risk free” was (1) “deceptive, unlawful, fraudulent, and unfair” in violation of New York General Business Law Section 349; and (2) false advertising under New York General Business Law Section 350. The plaintiffs are seeking, among other things, injunctive relief, actual damages, punitive damages, treble damages, and attorneys’ fees.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on February 16, 2024 (the "2023 Annual Report").

Cautionary Statement Regarding Forward-Looking Statements
This Report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements depend upon events, risks and uncertainties that may be outside of our control. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would,” “forecast,” “propose,” and similar expressions or the negative of these words may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Our historical results are not necessarily indicative of the results that may be expected for any events in the future as our business and operations are subject to a variety of risks and uncertainties, many of which are beyond our control, and, consequently, our actual results may differ materially from those projected.
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

In addition to these risks, other factors that could cause or contribute to such differences include those set forth under the caption “Risk Factors” in our 2023 Annual Report. Due to the uncertain nature of these factors, management cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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
We are continuing to increase our profits by utilizing the efficient customer acquisition that is enabled by the transition from local to regional to national advertising, maintaining strong customer retention, improving monetization from increased frequency of customer play and higher hold percentage, as well as scaling benefits from investments in our product offerings and technology and general and administrative functions. In any given period, we expect to achieve profitability on a consolidated Adjusted EBITDA basis when total contribution profit exceeds the fixed costs of our business, which depends, in part, on the percentage of the U.S. adult population that has access to our product offerings and the other factors summarized in the section entitled “Cautionary Statement Regarding Forward-Looking Statements”.
Financial Highlights and Trends
The following table sets forth a summary of our financial results for the periods indicated:

	Three months ended March 31,
(amounts in thousands)	2024	2023
Revenue	$1,174,996	$769,652
Net Loss	(142,568)	(397,148)
Adjusted EBITDA (1)	22,390	(221,611)

(1)Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Information” below for additional information about this measure and a reconciliation of this measure to the most directly comparable financial measure calculated in accordance with U.S. GAAP.

Revenue increased by $405.3 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to the strong performance of our Sportsbook and iGaming product offerings as a result of robust customer acquisition and retention, the successful launches of our Sportsbook product offering in additional jurisdictions, and improved promotional reinvestment for Sportsbook and iGaming.

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
The chart below presents our average MUPs for the three months ended March 31, 2023 and 2024:

Average Monthly Unique Payers
(in millions)
2.8
3.4
Q1 2023
Q1 2024

Average Revenue per MUP (“ARPMUP”). We define and calculate ARPMUP as the average monthly revenue, excluding revenue from gaming software services, for a reporting period, divided by the average number of MUPs for the same period. ARPMUP is a key indicator of our ability to drive usage and monetization of our product offerings.
The chart below presents our ARPMUP for the three months ended March 31, 2023 and 2024:

Average Revenue per Monthly Unique Payer
(in whole dollars)
$92
$114
Q1 2023
Q1 2024

The increase in MUPs for the three months ended March 31, 2024, compared to the same period in 2023, primarily reflects strong unique payer retention and acquisition across our Sportsbook and iGaming product offerings, as well as the expansion of our Sportsbook product offering into new states, partially offset by a decline in DFS MUPs.
ARPMUP increased in the three months ended March 31, 2024, compared to the same period in 2023, primarily due to structural improvement in our Sportsbook hold rate and improved promotional reinvestment for Sportsbook and iGaming.

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

Adjusted EBITDA
The table below presents our Adjusted EBITDA reconciled to our net loss, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP, for the periods indicated:

	Three months ended March 31,
(amounts in thousands)	2024	2023
Net loss	$(142,568)	$(397,148)
Adjusted for:
Depreciation and amortization (1)	53,180	48,213
Interest (income) expense, net	(14,418)	(11,140)
Income tax (benefit) provision	(351)	1,368
Stock-based compensation (2)	93,535	117,400
Transaction-related costs (3)	4,908	—
Litigation, settlement, and related costs (4)	9,320	2,563
Advocacy and other related legal expenses (5)	285	—
Loss on remeasurement of warrant liabilities	18,094	17,035
Other non-recurring costs and non-operating (income) costs (6)	405	98
Adjusted EBITDA	$22,390	$(221,611)

(1)The amounts include the amortization of acquired intangible assets of $29.3 million and $29.8 million for the three months ended March 31, 2024 and 2023, respectively.
(2)Reflects stock-based compensation expenses resulting from the issuance of awards under incentive plans.
(3)Includes capital markets advisory, consulting, accounting and legal expenses related to evaluation, negotiation and integration costs incurred in connection with transactions under consideration and pending or completed transactions and offerings, including costs relating to the Jackpocket transaction in 2024.
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

Results of Operations
Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
The following table sets forth a summary of our consolidated results of operations for the interim periods indicated, and the changes between periods:

	Three months ended March 31,
(amounts in thousands, except percentages)	2024	2023	$ Change	% Change
Revenue	$1,174,996	$769,652	$405,344	52.7%
Cost of revenue	710,069	521,740	188,329	36.1%
Sales and marketing	340,699	389,133	(48,434)	(12.4)%
Product and technology	88,815	88,088	727	0.8%
General and administrative	174,251	160,476	13,775	8.6%
Loss from operations	(138,838)	(389,785)	250,947	(64.4)%
Interest income (expense), net	14,418	11,140	3,278	29.4%
Loss on remeasurement of warrant liabilities	(18,094)	(17,035)	(1,059)	6.2%
Other (loss) gain, net	(735)	19	(754)	(3,968.4)%
Loss before income tax (benefit) provision and (income) loss from equity method investment	(143,249)	(395,661)	252,412	(63.8)%
Income tax (benefit) provision	(351)	1,368	(1,719)	(125.7)%
(Income) loss from equity method investment	(330)	119	(449)	(377.3)%
Net Loss	$(142,568)	$(397,148)	$254,580	(64.1)%

Revenue. Revenue increased by $405.3 million, or 52.7%, to $1,175.0 million in the three months ended March 31, 2024, from $769.7 million in the three months ended March 31, 2023. The increase was primarily attributable to our online gaming revenues, which increased $417.0 million, or 56.7%, to $1,152.2 million in the three months ended March 31, 2024, from $735.2 million in the three months ended March 31, 2023, due to MUPs increasing by 22.8% and ARPMUP increasing by 25.0% as compared to the three months ended March 31, 2023. The increase in MUPs was due to strong player retention and acquisition across our Sportsbook and iGaming product offerings, as well as the expansion of our Sportsbook product offering into new jurisdictions. The increase in ARPMUP was due to structural improvement in our Sportsbook hold percentage and improved promotional reinvestment for our Sportsbook and iGaming product offering.

Cost of Revenue. Cost of revenue increased $188.3 million, or 36.1%, to $710.1 million in the three months ended March 31, 2024, from $521.7 million in the three months ended March 31, 2023. This increase was in part due to revenue growth from our expanded product and jurisdictional footprint, including the launch of our Sportsbook product offering in Ohio, Massachusetts, Kentucky, and Maine throughout 2023 as well as Vermont and North Carolina in 2024. In particular, the cost of revenue increase was primarily attributable to an increase in our variable expenses, such as product taxes and payment processing fees, which increased $124.6 million and $25.6 million, respectively. The remaining increase was primarily attributable to an increase in our variable platform costs resulting from additional customer activity.

Cost of revenue as a percentage of revenue decreased by 7.4 percentage points to 60.4% in the three months ended March 31, 2024, as compared to 67.8% in the three months ended March 31, 2023, reflecting, in part, structural improvement in our Sportsbook hold rate and improved promotional reinvestment for our Sportsbook and iGaming product offerings, partially offset by a change in revenue mix from our more mature DFS product offering to our Sportsbook and iGaming product offerings, which, in general, produce revenue at a higher cost per revenue dollar relative to our more mature DFS product offering.

Sales and Marketing. Sales and marketing expense decreased $48.4 million, or 12.4%, to $340.7 million in the three months ended March 31, 2024, from $389.1 million in the three months ended March 31, 2023. The decrease was partially attributable to lower advertising costs of $22.5 million, as well as reduced stock-based compensation expense of $6.1 million.

Product and Technology. Product and technology expense increased $0.7 million, or 0.8%, to $88.8 million in the three months ended March 31, 2024, from $88.1 million in the three months ended March 31, 2023.

General and Administrative. General and administrative expense increased $13.8 million, or 8.6%, to $174.3 million in the three months ended March 31, 2024, from $160.5 million in the three months ended March 31, 2023. This increase was primarily driven by an increase in transaction-related costs of $4.9 million and an increase in non-core litigation costs of $6.8 million partially offset by a decrease in stock-based compensation expense of $7.2 million.

Interest Income (Expense), net. We recorded net income interest of $14.4 million in the three months ended March 31, 2024, compared to $11.1 million in the three months ended March 31, 2023, due to fluctuations in cash balances and interest rates.
Loss on Remeasurement of Warrant Liabilities. We recorded a loss on remeasurement of warrant liabilities of $18.1 million in the three months ended March 31, 2024, compared to a loss of $17.0 million in the three months ended March 31, 2023, due to changes in the underlying share price of our Class A common stock.
Other (Loss) Gain, net. We recorded a loss of $0.7 million in the three months ended March 31, 2024, as compared to a gain of $0.0 million in the three months ended March 31, 2023.
Net Loss. Net loss decreased by $254.6 million to $142.6 million in the three months ended March 31, 2024, as compared to a net loss of $397.1 million in the three months ended March 31, 2023, for the reasons discussed above.
Liquidity and Capital Resources
We had $1.2 billion in cash and cash equivalents as of March 31, 2024 (excluding restricted cash and cash reserved for users, which we segregate on behalf of our paid users for all jurisdictions and product offerings). We believe our cash on hand is sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months. We will continue to evaluate our long-term operating performance and cash needs and believe we are well positioned to continue to fund the operations of our business long-term.
Debt. In March 2021, we issued zero-coupon convertible senior notes in an aggregate principal amount of $1,265.0 million (the “Convertible Notes”). The Convertible Notes mature on March 15, 2028, subject to earlier conversion, redemption or repurchase. In connection with the pricing of the Convertible Notes and the exercise of the option to purchase additional Convertible Notes, we entered into privately negotiated capped call transactions (the “Capped Call Transactions”). The Capped Call Transactions are expected generally to reduce potential dilution to DraftKings Inc.’s Class A common stock upon any conversion of the Convertible Notes. The net cost of $124.0 million incurred to enter into the Capped Call Transactions was recorded as a reduction to additional paid-in capital on the Company’s consolidated balance sheet. As of March 31, 2024, the Convertible Notes, net of issuance costs, balance was $1,254.4 million.
Leases. We have lease arrangements for certain corporate office facilities, data centers, and motor vehicles. As of March 31, 2024, the Company had lease obligations of $90.2 million, with $11.3 million payable within 12 months.
Other Purchase Obligations. We have certain non-cancelable contracts with vendors, licensors and others requiring us to make future cash payments. As of March 31, 2024, these purchase obligations were $1,329.4 million, with $368.6 million payable in the remainder of 2024.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
(amounts in thousands)	2024	2023
Net cash used in operating activities	$(70,395)	$(201,492)
Net cash used in investing activities	(39,199)	(27,564)
Net cash used in financing activities	(30,642)	(25,166)
Net decrease in cash and cash equivalents, restricted cash, and cash reserved for users	(140,236)	(254,222)
Cash and cash equivalents, restricted cash, and cash reserved for users at beginning of period	1,623,493	1,778,825
Cash and cash equivalents, restricted cash, and cash reserved for users at end of period	$1,483,257	$1,524,603
Operating Activities. Net cash used in operating activities in the three months ended March 31, 2024 improved $131.1 million to $70.4 million, compared to $201.5 million in the three months ended March 31, 2023, mainly reflecting an improvement in net loss, net of non-cash items, of $237.7 million, offset by changes in operating assets and liabilities.

Investing Activities. Net cash used in investing activities during the three months ended March 31, 2024 increased by $11.6 million to $39.2 million from $27.6 million during the same period in 2023, mainly reflecting an increase in cash paid for acquisition of gaming licenses of $10.2 million.
Financing Activities. Net cash used in financing activities during the three months ended March 31, 2024 increased by $5.5 million to $30.6 million from $25.2 million during the same period in 2023, primarily reflecting increased cost of purchasing treasury stock related to the satisfaction of withholding taxes due upon the vesting of restricted stock units.

Commitments and Contingencies
Refer to Note 11 of our unaudited condensed consolidated financial statements included elsewhere in this Report for a summary of our commitments as of March 31, 2024.
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
During the three months ended March 31, 2024, there were no changes to the critical accounting estimates discussed in the 2023 Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in our exposure to market risk during the three months ended March 31, 2024. Refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the 2023 Annual Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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
In response to the complaint, we filed a motion to dismiss the complaint under 35 U.S.C. Section 101, asserting the IG Patents are directed to non-patentable subject matter. The Court did not rule on that motion, as the judge previously stayed the District Court litigation pending resolution of the inter partes reviews and dismissed the motion to dismiss (without ruling on the merits), but granted leave to refile such motion with updated briefing if the stay is lifted.
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
The ’302 Patent was subject to an ex parte reexamination proceeding at the U.S. Patent and Trademark Office (U.S. Patent Application No. 90/015,151) (the “’302 Reexam”). On March 15, 2024 the PTO issued a notice of intent to issue a reexamination certificate for certain claims in the ’302 Reexam. On April 12, 2024, the USPTO issued a reexamination certificate for the ‘302 Patent.
On April 9, 2024, IG dismissed the district court litigation without prejudice.
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
On August 3, 2022, we filed a petition for inter partes review with the PTAB challenging the validity of the ‘243 Patent. On September 20, 2022, the court entered an order staying the pending motion to dismiss and staying all discovery pending final resolution of the petition for inter partes review through a final written decision. On January 31, 2023, the PTAB granted institution of the inter partes review, and it is expected to issue a final written decision by January 31, 2024. On February 15, 2023, the District Court administratively terminated the lawsuit pending the PTAB’s final written decision. On January 29, 2024, the PTAB issued final written decisions in the IPRs, finding unpatentable all challenged claims of the ’243, ’543, and ’730 Patents. On February 16, 2024, the parties jointly requested that the case remain administratively terminated until at least the expiration of the time period for WinView to file a notice of appeal (April 1, 2024). On February 20, 2024, the court granted the request.
On March 29, 2024, WinView filed a notice of appeal in the United States Court of Appeals for the Federal Circuit, challenging the PTAB’s final written decisions in the IPRs. On April 11, 2024, the parties jointly requested that the district court litigation remain administratively terminated until at least the Federal Circuit issues its mandate regarding WinView’s appeals. On April 15, 2024, the district court ordered the case to remain administratively terminated.
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
Securities Matters Arising From the Hindenburg Report and Related Matters

Beginning on July 9, 2021, the Company received subpoenas from the SEC seeking documents concerning, among other things, allegations concerning SBTech that were contained in a report published about the Company on June 15, 2021 by Hindenburg Research, as well as the Company’s adherence to and disclosures regarding its compliance policies and procedures, and related matters. The Company intends to comply with the related requests and is cooperating with the SEC’s ongoing inquiry.
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
On September 9, 2022, two similar putative class actions were filed in the Delaware Court of Chancery against former directors of GNOG Inc. and its former controlling stockholder, one of which also names the Company and Jefferies Financial Group, Inc. as defendants. These pending actions in Delaware assert substantially similar claims on behalf of a putative class of former minority stockholders of GNOG Inc. alleging that certain former officers and directors of GNOG Inc. and its former controlling stockholder (Tilman Fertitta) breached their fiduciary duties to minority stockholders of GNOG Inc. in connection with the GNOG Transaction, and one of the actions also alleges that the Company and Jefferies Financial Group, Inc. aided and abetted the alleged breaches of fiduciary duty. On October 12, 2022, the Delaware Court of Chancery consolidated these two actions under the caption In re Golden Nugget Online Gaming, Inc. Stockholders Litigation. On October 29, 2022, the court appointed co-lead plaintiffs in the consolidated action. On November 3, 2022, co-lead plaintiffs designated an operative complaint in the consolidated action. On January 13, 2023, defendants filed a motion seeking dismissal of the action. On June 8, 2023, the court denied defendants’ motion to dismiss. At a mediation held on January 24, 2024, the parties reached an agreement in principle to settle the Delaware action, which was reflected in a written settlement agreement, dated March 1, 2024, which remains, subject to, among other things, court approval.
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
Between August 22, 2022 and August 30, 2022, the Company filed petitions for inter partes review (“IPRs”) with the PTAB challenging the validity of each of the Arrow Gaming Patents. On March 14, 2023, the PTAB granted institution of all IPRs. On March 12 and 13, 2024, the PTAB issued final written decisions in all pending IPRs finding all claims that were asserted in the litigation unpatentable. Only two claims were not found unpatentable: claim 18 of the ’205 Patent and claim 11 of the ’657 Patent. Neither of these claims were asserted in the litigation brought by Arrow Gaming.
On April 3, 2023, the District Court administratively terminated the lawsuit pending the PTAB's final written decisions. The parties have agreed to maintain the stay pending any appeals of the PTAB’s final written decisions in the IPRs.
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
The Company filed its motion to dismiss plaintiff’s complaint on February 9, 2022. On April 7, 2022, Plaintiff filed its opposition to the Company's motion to dismiss, and on April 25, 2022, the Company filed its reply thereto. On September 7, 2022, the Company's motion to dismiss the complaint was granted. On September 22, 2022, Beteiro filed its notice to appeal the ruling on the motion to dismiss. On October 5, 2022, Beteiro filed a motion for reconsideration of the ruling on the motion to dismiss at the District Court, which was denied by the District Court on November 2, 2022. On March 9, 2023, Beteiro filed its opening appellate brief. DraftKings’ responsive brief was filed on June 9, 2023. Beteiro’s reply brief was filed on July 1, 2023. Oral argument is scheduled for May 7, 2024.
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
Between November 29, 2022, and February 7, 2023, the Company filed petitions for inter partes review with the PTAB challenging the validity of the Colossus Patents. The PTAB granted institution of IPRs for each of the ’341 patent, ’969 patent, and the ’822 patent. The PTAB denied institution of IPR for each of the ’516 patent, ’716 patent, ’338 patent and the '779 patent. On September 11, 2023, the Company filed a request for Director review of the PTAB’s decision not to institute review in the IPR for the ’779 patent. On November 7, 2023, the Director of the U.S. Patent and Trademark Office delegated Director Review of the PTAB’s institution decision in the IPR for the ’779 Patent to the Delegated Review Panel (“DRP”) to determine whether to grant rehearing. On February 21, 2024, the DRP issued a decision vacating the PTAB’s denial of institution of the IPR directed to the ’779 Patent and instructing the PTAB to reconsider institution. The PTAB has indicated that a decision on institution for the IPR directed to the ’779 Patent will be issued by August 21, 2024.
On March 15, 2024, the parties entered into a partial settlement agreement, in which the parties agreed to, among other things: (1) dismissal with prejudice of the claims relating to the ’439 patent; ’341 patent; ’516 patent; ’716 patent; ’338 patent;

’969 patent; and the ’822 patent; and (2) DraftKings’ withdrawal of its IPRs with respect to the ’341 Patent, the ’969 Patent, and the ’822 Patent. The dismissal and withdrawal both occurred on March 18, 2024. Only the ‘779 Patent remains pending in the district court litigation. The parties have stipulated to a stay of the district court litigation pending resolution of the IPR directed to the ‘779 Patent.
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
Turley

On January 9, 2023, Simpson G. Turley, individually and on behalf of all others similarly situated, filed a purported class action against the Company in the United States District Court for the District of Massachusetts. Plaintiff alleges, among other things, that he was a contestant in the Company’s daily fantasy showdown contest for the January 2, 2023, NFL game between the Cincinnati Bengals and the Buffalo Bills (the “Bengals-Bills Game”). The Bengals-Bills Game was postponed and eventually cancelled due to Damar Hamlin collapsing during the game. Plaintiff alleges that he was winning prizes in multiple showdown contests at the point in time that the Bengals-Bills Game was cancelled (with 5:58 remaining in the first quarter). Plaintiff alleges that, instead of paying out the prize money, the Company refunded entry fees to contestants that entered showdown or flash draft fantasy contests. On May 8, 2023, plaintiff Turley and a new plaintiff (Erik Ramos) filed a First Amended Class Action Complaint. The plaintiffs assert claims for breach of contract, unfair and deceptive acts and practices, false advertising, and unjust enrichment. Among other things, plaintiffs seek statutory damages, monetary damages, punitive damages, attorney fees and interest. On June 12, 2023, DraftKings filed a motion to dismiss the claims asserted by both plaintiffs or, in the alternative, strike the flash draft allegations. Plaintiffs filed an opposition on July 17, 2023. On August 3, 2023, Defendant filed its reply. On March 29, 2024, the court granted DraftKings’ motion and dismissed plaintiffs’ complaint with prejudice.
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
Scanlon

On December 8, 2023, plaintiffs Melissa Scanlon and Shane Harris, individually and on behalf of others similarly situated, filed a purported class action lawsuit against DraftKings in Middlesex County Superior Court of Massachusetts. Among other things, Plaintiffs allege that the Company’s promotion that offered new customers an opportunity to earn up to 1,000 in site credits, and related advertisements, were: (1) unfair or deceptive practices in violation of Massachusetts General Laws (“M.G.L.”) c. 93A, §§ 2, 9; and (2) untrue and misleading advertising in violation of M.G.L. c. 266, § 91. The Plaintiffs are seeking, among other things, injunctive relief, actual damages, double or treble damages, and attorneys’ fees.
On January 16, 2024, DraftKings served a motion to transfer the case to the Business Litigation Session (“BLS”) of the Massachusetts Superior Court. On February 5, 2024, Plaintiffs served their opposition to that motion. On February 21, 2024, DraftKings filed its motion to transfer, Plaintiffs’ opposition, and a reply brief in support of the motion. The Middlesex Court granted the motion subject to acceptance of the case by the BLS court on February 26, 2024, and the BLS court accepted the case on March 26, 2024.
On January 29, 2024, DraftKings served its Motion to Dismiss all of Plaintiffs’ claims. On March 11, 2024, Plaintiffs served their opposition to that motion. DraftKings served its reply brief on April 1, 2024, and the motion papers have been filed with the court, though the BLS has yet to open the case or set a date for oral argument.
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
Guery

On April 17, 2024, plaintiff Samantha Guery, individually and on behalf of all others similarly situated, filed a purported class action lawsuit against DraftKings in the United States District Court for the Southern District of New York. Among other things, Plaintiff alleges that the Company’s promotion that offered new customers an opportunity to place their first wager “risk free” was (1) “deceptive, unlawful, fraudulent, and unfair” in violation of New York General Business Law Section 349; and (2) false advertising under New York General Business Law Section 350. The plaintiffs are seeking, among other things, injunctive relief, actual damages, punitive damages, treble damages, and attorneys’ fees.
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

Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Report are any of the risks described in the 2023 Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On January 30, 2024, we granted an aggregate of 296,044 time-based RSUs to an unaffiliated commercial counterparty (“Counterparty”) in partial consideration of a commercial agreement between Counterparty and the Company. Such time-based RSUs vest in quarterly installments, with (a) 20,106 RSUs vesting per quarter between March 31, 2024 and December 31, 2024, (b) 17,185 RSUs vesting per quarter between March 31, 2025 and December 31, 2025, and (c) 36,720 RSUs vesting per quarter between March 31, 2026 and December 31, 2026. At the end of each of the first and second year terms of the agreement, the Company retains the right to terminate the agreement in its sole and absolute discretion, at which point the RSUs will cease to vest. Each RSU represents a right to receive one share of our Class A common stock upon vesting.

The foregoing transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offering. The RSUs were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act. The recipient of the securities in the transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the securities and share ledger in connection with the transaction. There was no solicitation involved, and the recipient is an accredited investor.

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

On March 5, 2024, the Paul Liberman 2015 Revocable Trust and the Paul Liberman 2020 Trust, for each of which our President, Global Technology and Product and a member of our board of directors, Paul Liberman, retains investment power, entered into a trading arrangement designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act (the “Liberman 10b5-1 Plan”). The Liberman 10b5-1 Plan provides for the sale of up to 2,653,764 shares of the Company’s Class A common stock held by the Paul Liberman 2015 Revocable Trust and 274,617 shares of the Company’s Class A common stock held by the Paul Liberman 2020 Trust and terminates on June 24, 2025, or earlier if all transactions under such trading arrangement are completed.

On February 28, 2024, our President, DraftKings North America and a member of our board of directors, Matthew Kalish, entered into a prepaid variable forward sale contract with an unaffiliated third-party buyer, which may constitute a non-Rule 10b5-1 trading arrangement (the “PVF Contract”). The PVF Contract obligates Mr. Kalish to deliver to such unaffiliated third-party buyer up to an aggregate of 1,150,000 shares of the Company’s Class A common stock following the March 8, 2027 maturity date.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit Index

Exhibit No.	Description
2.1
Agreement and Plan of Merger and Plan of Reorganization, dated as of February 11, 2024, by and among DraftKings Inc., DraftKings Holdings Inc., Fortune Merger Sub Inc., Fortune Merger Sub LLC, JackPocket Inc. and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed with the SEC on February 15, 2024).

10.1
Executive Employment Agreement, dated as of March 17, 2024, by and between DraftKings Inc. and Alan Ellingson (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the SEC on March 18, 2024).

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

DRAFTKINGS INC.
Date: May 3, 2024
	By:	/s/ Alan W. Ellingson
Name: Alan W. Ellingson
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)