Form 10-Q
period 2024-06-30
DraftKings Inc.
filed 2024-08-02
CIK 1883685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2024 there were 485,530,405 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 393,013,951 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

DraftKings Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2024

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements.
DRAFTKINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	June 30, 2024
	(Unaudited)	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$815,880	$1,270,503
Restricted cash	12,844	11,700
Cash reserved for users	244,760	341,290
Receivables reserved for users	237,331	301,770
Accounts receivable	65,011	47,539
Prepaid expenses and other current assets	147,007	98,565
Total current assets	1,522,833	2,071,367
Property and equipment, net	57,425	60,695
Intangible assets, net	949,381	690,620
Goodwill	1,456,009	886,373
Operating lease right-of-use assets	89,516	93,985
Equity method investments	11,141	10,280
Deposits and other non-current assets	131,877	131,546
Total assets	$4,218,182	$3,944,866

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$573,512	$639,599
Liabilities to users	720,668	851,898
Operating lease liabilities, current portion	11,482	11,499
Other current liabilities	68,078	46,624
Total current liabilities	1,373,740	1,549,620
Convertible notes, net of issuance costs	1,255,086	1,253,760
Non-current operating lease liabilities	78,162	80,827
Warrant liabilities	25,477	63,568
Long-term income tax liabilities	71,639	72,810
Other long-term liabilities	115,649	83,975
Total liabilities	$2,919,753	$3,104,560
Commitments and contingent liabilities (Note 5 and 12)

Stockholders' equity:
Class A common stock, $0.0001 par value; 900,000 shares authorized as of June 30, 2024 and December 31, 2023; 498,740 and 484,598 shares issued and 485,426 and 472,697 outstanding as of June 30, 2024 and December 31, 2023, respectively	$47	$46
Class B common stock, $0.0001 par value; 900,000 shares authorized as of June 30, 2024 and December 31, 2023; 393,014 shares issued and outstanding as of June 30, 2024 and December 31, 2023	39	39
Treasury stock, at cost; 13,314 and 11,901 shares as of June 30, 2024 and December 31, 2023, respectively	(470,094)	(412,182)
Additional paid-in capital	7,744,638	7,149,858
Accumulated deficit	(6,012,689)	(5,933,943)
Accumulated other comprehensive income	36,488	36,488
Total stockholders’ equity	$1,298,429	$840,306
Total liabilities and stockholders’ equity	$4,218,182	$3,944,866
See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue	$1,104,441	$874,927	$2,279,437	$1,644,579
Cost of revenue	663,414	510,323	1,373,483	1,032,063
Sales and marketing	215,676	207,487	556,375	596,620
Product and technology	92,655	89,906	181,470	177,994
General and administrative	165,084	136,256	339,335	296,732
Loss from operations	(32,388)	(69,045)	(171,226)	(458,830)
Other income (expense):
Interest income	14,212	13,411	29,279	25,206
Interest expense	(678)	(666)	(1,327)	(1,321)
Gain (loss) on remeasurement of warrant liabilities	9,791	(20,041)	(8,303)	(37,076)
Other (loss) gain, net	(446)	45	(1,181)	64
Loss before income tax (benefit) provision and loss (income) from equity method investment	(9,509)	(76,296)	(152,758)	(471,957)
Income tax (benefit) provision	(73,570)	651	(73,921)	2,019
Loss (income) from equity method investment	239	323	(91)	442
Net income (loss) attributable to common stockholders	$63,822	$(77,270)	$(78,746)	$(474,418)

Earnings (loss) per share attributable to common stockholders:
Basic	$0.13	$(0.17)	$(0.17)	$(1.03)
Diluted	$0.10	$(0.17)	$(0.17)	$(1.03)
See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock Amount	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2023	472,697	$46	393,014	$39	$7,149,858	$(5,933,943)	$36,488	$(412,182)	$840,306
Exercise of stock options	630	—	—	—	2,857	—	—	—	2,857
Stock-based compensation expense	—	—	—	—	117,702	—	—	—	117,702
Exercise of warrants	1,002	—	—	—	46,181	—	—	—	46,181
Purchase of treasury stock	(782)	—	—	—	—	—	—	(33,499)	(33,499)
Restricted stock unit vesting	2,520	—	—	—	—	—	—	—	—
Net income (loss)		—	—	—	—	(142,568)	—	—	(142,568)
Balances at March 31, 2024	476,067	$46	393,014	$39	$7,316,598	$(6,076,511)	$36,488	$(445,681)	$830,979
Exercise of stock options	257	—	—	—	2,586	—	—	—	2,586
Stock-based compensation expense	—	—	—	—	93,681	—	—	—	93,681
Exercise of warrants	6	—	—	—	217	—	—	—	217
Purchase of treasury stock	(631)	—	—	—	—	—	—	(24,413)	(24,413)
Restricted stock unit vesting	1,970	—	—	—	—	—	—	—	—
Shares issued in connection with business combinations	7,757	1	—	—	331,556	—	—	—	331,557
Net income (loss)	—	—	—	—	—	63,822	—	—	63,822
Balances at June 30, 2024	485,426	$47	393,014	$39	$7,744,638	$(6,012,689)	$36,488	$(470,094)	$1,298,429

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock Amount	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2022	450,575	$45	393,014	$39	$6,750,055	$(5,131,801)	$36,488	$(332,133)	$1,322,693
Exercise of stock options	701	—	—	—	2,192	—	—	—	2,192
Stock-based compensation expense	—	—	—	—	117,400	—	—	—	117,400
Purchase of treasury stock	(1,399)	—	—	—	—	—	—	(27,358)	(27,358)
Restricted stock unit vesting	11,757	1	—	—	—	—	—	—	1
Net income (loss)	—	—	—	—	—	(397,148)	—	—	(397,148)
Balances at March 31, 2023	461,634	$46	393,014	39	$6,869,647	$(5,528,949)	$36,488	$(359,491)	$1,017,780
Exercise of stock options	284	—	—	—	1,144	—	—	—	1,144
Stock-based compensation expense	—	—	—	—	89,193	—	—	—	89,193
Shares issued for exercise of warrants	62	—	—	—	1,470	—	—	—	1,470
Purchase of treasury stock	(587)	—	—	—	—	—	—	(13,826)	(13,826)
Restricted stock unit vesting	1,864	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	(77,270)	—	—	(77,270)
Balances at June 30, 2023	463,257	$46	393,014	39	$6,961,454	$(5,606,219)	$36,488	$(373,317)	$1,018,491

See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Six months ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss attributable to common shareholders	$(78,746)	$(474,418)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	114,803	96,477
Non-cash interest income, net	(1,471)	(378)
Stock-based compensation expense	183,755	206,593
Loss on remeasurement of warrant liabilities	8,303	37,076
(Gain) loss from equity method investment	(91)	442
Loss on marketable equity securities and other financial assets, net	—	75
Deferred income taxes	(79,762)	1,993
Other income (expenses), net	1,920	(3,349)
Change in operating assets and liabilities, net of effect of acquisitions:
Receivables reserved for users	73,531	50,930
Accounts receivable	(14,494)	19,296
Prepaid expenses and other current assets	(22,698)	11,257
Deposits and other non-current assets	(179)	(6,237)
Operating leases, net	168	1,457
Accounts payable and accrued expenses	(82,154)	(79,933)
Liabilities to users	(148,107)	(86,027)
Long-term income tax liability	(1,171)	(575)
Other long-term liabilities	5,387	6,108
Net cash flows used in operating activities	$(41,006)	$(219,213)
Cash Flows from Investing Activities:
Purchases of property and equipment	(5,446)	(9,649)
Cash paid for internally developed software costs	(44,072)	(39,287)
Acquisition of gaming licenses	(12,695)	(1,959)
Proceeds from marketable equity securities and other financial assets	—	24,425
Cash paid for acquisition, net of cash acquired	(392,013)	—
Other investing activities, net	(2,308)	(482)
Net cash flows used in investing activities	$(456,534)	$(26,952)
Cash Flow from Financing Activities:
Proceeds from exercise of warrants	—	—
Purchase of treasury stock	(57,912)	(41,184)
Proceeds from exercise of stock options	5,443	3,336
Net cash flows used in financing activities	$(52,469)	$(37,848)
Net decrease in cash and cash equivalents, restricted cash, and cash reserved for users	(550,009)	(284,013)
Cash and cash equivalents, restricted cash, and cash reserved for users at the beginning of period	1,623,493	1,778,825
Cash and cash equivalents, restricted cash, and cash reserved for users at the end of period	$1,073,484	$1,494,812

Disclosure of cash and cash equivalents, restricted cash, and cash reserved for users
Cash and cash equivalents	$815,880	$1,113,715
Restricted cash	12,844	—
Cash reserved for users	244,760	381,097
Cash and cash equivalents, restricted cash, and cash reserved for users at the end of period	$1,073,484	$1,494,812

Supplemental Disclosure of Noncash Investing and Financing Activities:
Investing activities included in accounts payable and accrued expenses	$1,709	$637
Equity consideration issued in connection with acquisitions	$331,557	$—
Decrease of warrant liabilities from cashless exercise of warrants	$46,398	$1,470
Supplemental Disclosure of Cash Activities:
(Decrease) increase in cash reserved for users	$(96,530)	$88,556
See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except loss per share data, unless otherwise noted)
1.Description of Business
We are a digital sports entertainment and gaming company. We provide users with online sports betting (“Sportsbook”), online casino (“iGaming”) and daily fantasy sports (“DFS”) product offerings, as well as retail sportsbook, media, digital lottery and other consumer product offerings. We are also involved in the design and development of sports betting and casino gaming software for online and retail sportsbooks and iGaming operators.
In May 2018, the Supreme Court (the “Court”) struck down on constitutional grounds the Professional and Amateur Sports Protection Act of 1992, a law that prohibited most states from authorizing and regulating sports betting. As of June 30, 2024, 35 U.S. states, the District of Columbia and Puerto Rico have legalized some form of sports betting. Of those 37 legal jurisdictions, 32 have legalized online sports betting. All 32 of those jurisdictions are live, and DraftKings operates in 25 of them. As of June 30, 2024, the U.S. jurisdictions with statutes legalizing iGaming are Connecticut, Delaware, Michigan, New Jersey, Pennsylvania, Rhode Island and West Virginia.

As of June 30, 2024, we operate our Sportsbook product offering in Arizona, Colorado, Connecticut, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, North Carolina, Ohio, Oregon, Pennsylvania, Tennessee, Vermont, Virginia, West Virginia, Wyoming and Ontario, Canada, and we operate retail sportsbooks in Arizona, Colorado, Connecticut, Illinois, Iowa, Kansas, Kentucky, Louisiana, Michigan, Mississippi, New Hampshire, New Jersey and Washington. As of June 30, 2024, we operate our iGaming product offering in Connecticut, Michigan, New Jersey, Pennsylvania, West Virginia and Ontario, Canada. The Company also has arrangements in place with land-based casinos to expand operations into additional states upon the passing of relevant legislation, the issuance of related regulations and the receipt of required licenses.
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

In December 2023, the FASB issued ASU 2023-08, Accounting for and Disclosure of Crypto Assets (Topic 820), a new standard designed to enhance decision-useful information about such assets and to better reflect the underlying economics of cryptocurrency transactions. The standard will be effective for fiscal year 2025 including interim periods therein, with early adoption permitted. We are currently evaluating the impact of this standard on our digital assets’ accounting and disclosures.

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

3.Business Combinations
Acquisition of Jackpocket Inc. (“Jackpocket”)
On February 11, 2024, the Company entered into a definitive agreement (the “ Jackpocket Merger Agreement”) to acquire Jackpocket, a digital lottery app in the United States (the “Jackpocket Transaction”).
On May 22, 2024 (the “Jackpocket Closing Date”), DraftKings consummated the Jackpocket Transaction, and, under the terms of the Jackpocket Merger Agreement and subject to certain exclusions contained therein, Jackpocket stockholders received approximately $450.9 million of cash consideration and approximately $320.8 million of equity consideration.
The acquisition of Jackpocket allows DraftKings to participate in the U.S. lottery vertical with expected ancillary benefits to its Sportsbook and iGaming product offerings by enhancing customer lifetime value and customer acquisition capabilities.
Operating results for Jackpocket on and after the Jackpocket Closing Date are included in the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2024. Because the Company is integrating Jackpocket's operations into its consolidated operating activities, the amount of revenue and earnings attributable to the Jackpocket business from the Jackpocket Closing Date through June 30, 2024, which is included within revenue and net income (loss) attributable to common stockholders in the Company’s unaudited condensed consolidated statements of operations, is impracticable to determine.
Preliminary Purchase Price Accounting for the Jackpocket Transaction

On the Jackpocket Closing Date, the Company acquired 100% of the equity interests of Jackpocket pursuant to the Jackpocket Merger Agreement. The following is a summary of the consideration issued or paid on the Jackpocket Closing Date:

Cash consideration	$450,924
Equity consideration (1)	320,783
Total consideration	$771,707

(1)Includes the issuance of approximately 7.5 million shares of DraftKings Inc.’s Class A common stock issued at $41.90 per share and $6.2 million of options exercisable for shares of DraftKings Inc.'s Class A common stock, which were issued to certain Jackpocket employee optionholders in exchange for their vested Jackpocket options.

The purchase price allocation for Jackpocket set forth herein is preliminary and subject to change within the measurement period, which will not extend beyond one year from the Jackpocket Closing Date. Measurement period adjustments will be recognized in the reporting period in which the adjustment amounts are determined and may include adjustments pertaining to intangible assets acquired and tax liabilities assumed, including the calculation of deferred tax assets and liabilities. Any such adjustments may be material.
The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed in connection with the consummation of the Jackpocket Transaction on the Jackpocket Closing Date. The values set forth below are preliminary, pending finalization of valuation analyses:

Cash and cash equivalents	$45,999
Cash reserved for users	23,349
Receivables reserved for users	9,092
Prepaid expenses and other current assets	4,151
Property and equipment	1,523
Intangible assets	269,736
Operating lease right-of-use assets	2,579
Deposits and other non-current assets	136
Total identifiable assets acquired	$356,565
Liabilities assumed:
Accounts payable and accrued expenses	$33,961
Liabilities to users	16,877
Operating lease liabilities	2,580
Other long-term liabilities	80,463
Total liabilities assumed	$133,881
Net assets acquired (a)	$222,684
Purchase consideration (b)	$771,707
Goodwill (b) – (a)	$549,023

Goodwill represents the excess of the gross consideration transferred over the difference between the fair value of the underlying net assets acquired and the underlying liabilities assumed. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of benefits from securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a market participant, as well as acquiring a talented workforce and cost savings opportunities. Goodwill recognized is not deductible for tax purposes. Goodwill associated with the Jackpocket Transaction is assigned as of the Jackpocket Closing Date to the Company’s consolidated reporting unit. As Jackpocket's financial results are not material to the Company’s consolidated financial statements, the Company has elected to not include pro forma results.

Intangible Assets

	Fair Value	Weighted- Average Useful Life
Customer Relationships	$174,000	8.0 years
Developed Technology	67,000	5.0 years
Trade Name	27,000	7.0 years
Market Access	1,736	2.9 years
Total	$269,736

Transaction Costs

For the three and six months ended June 30, 2024, the Company incurred $10.4 million and $15.3 million in advisory, legal, accounting and management fees in connection with the Jackpocket Transaction, respectively, which are included in general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations.

Acquisition of Sports IQ Analytics Inc. (“SIQ”)
On May 7, 2024, the Company acquired 100% of the equity interests of SIQ for a mix of cash and shares of DraftKings Inc.’s Class A common stock (the “SIQ Transaction”). The acquisition of SIQ allows DraftKings to bring further pricing and trading capabilities in-house in an effort to drive margin expansion and product differentiation. The acquired assets and assumed liabilities of SIQ were recorded at their estimated fair values. Goodwill associated with the SIQ Transaction is assigned as of the acquisition date to the Company’s consolidated reporting unit. The purchase price allocation for the SIQ Transaction is preliminary as of June 30, 2024. Goodwill recognized is not deductible for tax purposes and transaction costs were not significant. As SIQ's financial results are not material to the Company’s consolidated financial statements, the Company has elected to not include pro forma results.

4.Intangible Assets
Intangible Assets
As of June 30, 2024, intangible assets, net consists of the following:

	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Developed technology	4.3 years	$513,622	$(221,682)	$291,940
Internally developed software	2.3 years	291,044	(139,765)	151,279
Gaming licenses	8.8 years	233,191	(59,024)	174,167
Customer relationships	6.3 years	443,728	(156,314)	287,414
Trademarks, tradenames and other	5.6 years	66,211	(24,514)	41,697
		$1,547,796	$(601,299)	$946,497
Indefinite-lived intangible assets:
Digital assets, net of impairment	Indefinite-lived	2,884	N/A	2,884
Total		$1,550,680	$(601,299)	$949,381
As of December 31, 2023, intangible assets, net consists of the following:

	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Developed technology	4.4 years	$422,900	$(193,247)	$229,653
Internally developed software	2.3 years	236,644	(108,169)	128,475
Gaming licenses	10.6 years	218,760	(47,941)	170,819
Customer relationships	4.1 years	269,728	(127,862)	141,866
Trademarks and tradenames	3.3 years	37,674	(20,751)	16,923
		$1,185,706	$(497,970)	$687,736
Indefinite-lived intangible assets:
Digital assets	Indefinite-lived	2,884	N/A	2,884
Total		$1,188,590	$(497,970)	$690,620

Amortization expense was $56.3 million and $103.6 million for the three and six months ended June 30, 2024, respectively, and $43.0 million and $86.2 million for the three and six months ended June 30, 2023, respectively.

The table below reflects expected amortization expense for the next five years of intangible assets recorded as of June 30, 2024:

Year ending December 31,	Estimated Amortization
July 1, 2024 to December 31, 2024	$126,133
2025	214,399
2026	176,206
2027	144,992
2028	95,251
Goodwill
The changes in the carrying amount of goodwill for the year ended December 31, 2023 and the six months ended June 30, 2024 are:

Total
Balance as of December 31, 2022	$886,373
Changes in Goodwill	—
Balance as of December 31, 2023	$886,373
Goodwill resulting from acquisitions	569,636
Balance as of June 30, 2024	$1,456,009

No impairment of goodwill was recorded in the three or six months ended June 30, 2024. As of June 30, 2024, the Company had no accumulated goodwill impairment losses.

5.Current and Long-term Liabilities
Revolving Line of Credit
On December 20, 2022, the Company entered into a loan and security agreement with Banc of California (formerly Pacific Western Bank) and Citizens Bank, as lenders (as amended, the “Credit Agreement”), which provides the Company with a revolving line of credit of up to $125.0 million (the “Revolving Line of Credit”). The Credit Agreement maturity date was extended from December 20, 2024 to December 20, 2025, effective July 31, 2024. The Credit Agreement replaced the Company’s amended and restated loan and security agreement entered into with Pacific Western Bank in October 2016, which provided a revolving line of credit of up to $60.0 million and was terminated in connection with the Company’s entry into the Credit Agreement.

Borrowings under the Credit Agreement bear interest at a variable annual rate equal to the greater of (i) 1.00% above the prime rate then in effect and (ii) 5.00%, and the Credit Agreement requires monthly, interest-only payments on any outstanding borrowings. In addition, the Company is required to pay quarterly in arrears a commitment fee equal to 0.25% per annum of the unused portion of the Revolving Line of Credit. As of June 30, 2024, the Credit Agreement provided a revolving line of credit of up to $125.0 million, and there was no principal outstanding under the Credit Agreement. Net borrowing capacity available from the Credit Agreement as of June 30, 2024 totaled $122.7 million. The Company is also subject to certain affirmative and negative covenants, including the restriction of dividends, under the Credit Agreement which the Company is in compliance with as of June 30, 2024. One such covenant involves maintaining compensating cash balances. The compensating balances may be withdrawn but the availability of the line of credit is dependent upon maintenance of such compensating balances. The performance of the Company’s obligations under the Credit Agreement are secured by a first-priority security interest on substantially all of its assets.

Convertible Notes and Capped Call Transactions

In March 2021, DraftKings Holdings Inc. (formerly DraftKings Inc.), a Nevada corporation (“Old DraftKings”), issued zero-coupon convertible senior notes in an aggregate principal amount of $1,265.0 million, which includes proceeds from the full exercise of the over-allotment option (collectively, the “Convertible Notes”). The Convertible Notes will mature on March 15, 2028 (the “Notes Maturity Date”), subject to earlier conversion, redemption or repurchase. In connection with the issuance of the Convertible Notes, Old DraftKings incurred $17.0 million of lender fees and $1.7 million of debt financing costs, which are being amortized through the Notes Maturity Date. The Convertible Notes represent senior unsecured obligations of Old DraftKings, which are being amortized through the Notes Maturity Date.

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

Prior to September 15, 2027, the Convertible Notes will be convertible by the holder only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the Notes Maturity Date. Old DraftKings will satisfy any conversion election by paying or delivering, as the case may be, cash, shares of DraftKings Inc.’s Class A common stock or a combination of cash and shares of DraftKings Inc.’s Class A common stock. As of June 30, 2024, no conditions were met to allow for the conversion of the Convertible Notes by any holder.

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

As of June 30, 2024, the Company’s convertible debt balance was $1,255.1 million, net of unamortized debt issuance costs of $9.9 million. The amortization of debt issuance costs was $0.7 million and $1.3 million for the three and six months ended June 30, 2024, respectively, and $0.7 million and $1.3 million for the three and six months ended June 30, 2023, respectively, which are included in the interest expense line-item on the Company's consolidated statements of operations. Although recorded at amortized cost on the Company’s consolidated balance sheets, the estimated fair value of the Convertible Notes was $1,046.4 million and $1,025.6 million as of June 30, 2024 and December 31, 2023, respectively, which was calculated using the estimated or actual bids and offers of the Convertible Notes in an over-the-counter market on the last business day of the period, which is a Level 1 fair value measurement.

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
As of June 30, 2024 and December 31, 2023, the Company’s estimated contingent liability for indirect taxes was $80.3 million and $71.2 million, respectively. The estimated contingent liability for indirect taxes is recorded within other long-term liabilities on the condensed consolidated balance sheets and general and administrative expenses on the condensed consolidated statements of operations.

Warrant Liabilities
As part of the initial public offering of Diamond Eagle Acquisition Corp. (“DEAC”) on May 14, 2019 (the “IPO”), DEAC issued 13.3 million warrants each of which entitles the holder to purchase one share of DraftKings Inc.’s Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, DEAC completed the private sale of 6.3 million warrants to DEAC’s sponsor (the “Private Warrants”), each of which entitles the holder to purchase one share of DraftKings Inc.’s Class A common stock at an exercise price of $11.50 per share. As of June 30, 2024, there were no Public Warrants outstanding and 0.4 million Private Warrants outstanding. On May 5, 2022 (the “GNOG Closing Date”), DraftKings Inc. (formerly New Duke Holdco, Inc.) consummated the acquisition of Golden Nugget Online Gaming, Inc., a Delaware corporation, pursuant to a definitive agreement and plan of merger, dated August 9, 2021, in an all-stock transaction (the “GNOG Transaction”). On the GNOG Closing Date, in connection with the consummation of the GNOG Transaction, Old DraftKings entered into an assignment and assumption agreement (the “Old DraftKings Warrant Assignment Agreement”) with DraftKings Inc., Computershare Trust Company, N.A. and Computershare Inc. (together, “Computershare”), pursuant to which Old DraftKings assigned to DraftKings Inc. all of its rights, interests and obligations under the warrant agreement, dated as of May 10, 2019 (the “Old DraftKings Warrant Agreement”), by and between DEAC and Continental Stock Transfer & Trust Company, as warrant agent, as assumed by Old DraftKings and assigned to Computershare by that certain assignment and assumption agreement, dated as of April 23, 2020, governing Old DraftKings’ outstanding Private Warrants, on the terms and conditions set forth in the Old DraftKings Warrant Assignment Agreement. In connection with the consummation of the GNOG Transaction and pursuant to the Old DraftKings Warrant Assignment Agreement, each of the outstanding Private Warrants became exercisable for one share of DraftKings Inc. Class A common stock on the existing terms and conditions, except as otherwise described in the Old DraftKings Warrant Assignment Agreement.

In addition, on the GNOG Closing Date, in connection with the consummation of the GNOG Transaction, the Company assumed an additional 5.9 million warrants, each of which entitled the holder to purchase one share of GNOG’s Class A common stock at an exercise price of $11.50 per share (the “GNOG Private Warrants”). Effective as of the consummation of the GNOG Transaction, each of the outstanding GNOG Private Warrants became exercisable for 0.365 of a share of DraftKings Inc.'s Class A common stock, or approximately 2.1 million shares of DraftKings Inc.’s Class A common stock in the aggregate, on the existing terms and conditions of such GNOG Private Warrants, except as otherwise described in the assignment and assumption agreement relating to the GNOG Private Warrants entered into on the GNOG Closing Date. As of June 30, 2024, there were 2.9 million GNOG Private Warrants outstanding, convertible into approximately 1.1 million shares of DraftKings Inc.'s Class A common stock.

The Company classifies the Public Warrants, the Private Warrants and the GNOG Private Warrants pursuant to Accounting Standards Codification Topic 815, Derivatives and Hedging, as derivative liabilities with subsequent changes in their respective fair values recognized in its consolidated statement of operations at each reporting date. As of June 30, 2024, the fair value of the Company’s warrant liability was $25.5 million.

Due to fair value changes, the Company recorded a gain on the remeasurement of its warrant liabilities of $9.8 million for the three months ended June 30, 2024 and a loss of $20.0 million for the three months ended June 30, 2023. During the six months ended June 30, 2024 and 2023, the Company recorded losses on the remeasurement of its warrant liabilities of $8.3 million and $37.1 million, respectively.

During the three and six months ended June 30, 2024, 0.1 million and 1.0 million Private Warrants were exercised, respectively. There were no GNOG Private Warrants exercised during the three months ended June 30, 2024, and 2.9 million GNOG Private Warrants were exercised during the six months ended June 30, 2024. These GNOG Private Warrants exercises resulted in the issuance of approximately 1.1 million shares of DraftKings Inc. Class A common stock as some were exercised on a cashless basis.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value as of June 30, 2024 and December 31, 2023 based on the three-tier fair value hierarchy:

	June 30, 2024
	Level 1	Level 2		Level 3		Total
Assets
Other current assets:
Digital assets held for users	$—	$68,078	(2)	$—		$68,078
Other non-current assets:
Derivative instruments	—	—		19,999	(4)	19,999
Equity securities	—	13,533	(3)	—		13,533
Total	$—	$81,611		$19,999		$101,610

Liabilities
Other current liabilities:
Digital assets held for users	$—	$68,078	(2)	$—		$68,078
Warrant liabilities	—	25,477	(5)	—		25,477
Other long-term liabilities				21,130	(6)	21,130
Total	$—	$93,555		$—		$114,685

	December 31, 2023
	Level 1		Level 2		Level 3		Total
Assets
Cash equivalents:
Money market funds	$250,055	(1)	$—		$—		$250,055
Other current assets:
Digital assets held for users	—		46,624	(2)	—		46,624
Other non-current assets:
Derivative instruments	—		—		19,999	(4)	19,999
Equity securities	—		13,533	(3)	—		13,533
Total	$250,055		$60,157		$19,999		$330,211

Liabilities
Other current liabilities:
Digital assets held for users	$—		$46,624	(2)	$—		$46,624
Warrant liabilities	—		63,568	(5)	—		63,568
Total	$—		$110,192		$—		$110,192

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
(4)Represents the Company’s derivative instruments held in other public and privately held entities. The Company measures these derivative instruments to fair value using option pricing models and, accordingly, classifies these assets as Level 3. There were no new Level 3 derivative instruments sold, purchased by or issued to the Company during the six months ended June 30, 2024. The table below includes a range and an average weighted by relative fair value of the significant unobservable inputs used to measure these Level 3 derivative instruments to fair value. A change in these significant unobservable inputs might result in a significantly higher or lower fair value measurement at the reporting date. Changes to fair value of these instruments are recorded in Other (loss) income, net on the consolidated statements of operations and loss (gain) on marketable equity securities and other financial assets, net in the consolidated statement of cash flows.

	June 30, 2024	December 31, 2023
Significant Unobservable Input of Level 3 Investments	Range (Weighted Average)	Range (Weighted Average)
Underlying stock price	$12.79 - $19.80 ($19.41)	$12.79 - $19.80 ($19.41)
Volatility	75.0% - 80.0% (79.7%)	75.0% - 80.0% (79.7%)
Risk-free rate	1.3% - 4.2% (4.0%)	1.3% - 4.2% (4.0%)
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
(6)Represents the contingent consideration issuable to former SIQ securityholders in connection with the SIQ Transaction upon the achievement of certain performance targets. The Company measures this contingent consideration at fair value using a Monte Carlo simulation in an option pricing framework and, accordingly, classifies these liabilities as Level 3. The significant unobservable inputs used to measure the fair value include a revenue risk premium of 5.1%, revenue volatility of 17.3%, operational leverage ratio of 70.0%, as well as management judgment regarding the probability of achieving a future performance target. A change in these significant unobservable inputs might result in a significantly higher or lower fair value measurement at the reporting date. Changes to fair value of these instruments are recorded in Other (loss) gain, net on the consolidated statements of operations.

7.Revenue Recognition
Deferred Revenue

The Company includes deferred revenue within accounts payable and accrued expenses and liabilities to users in the condensed consolidated balance sheets. The deferred revenue balances were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Deferred revenue, beginning of the period	$128,869	$132,213	$174,212	$133,851
Deferred revenue, end of the period	$117,490	$105,478	$117,490	$105,478
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$103,033	$92,764	$168,604	$127,758

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

Revenue Disaggregation

Disaggregation of revenue for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Online gaming	$1,087,327	$849,839	$2,239,513	$1,585,028
Gaming software	3,618	8,581	9,849	17,191
Other	13,496	16,507	30,075	42,360
Total Revenue	$1,104,441	$874,927	$2,279,437	$1,644,579

Online gaming includes online Sportsbook, iGaming, digital lottery, and DFS, which have certain similar attributes and patterns of recognition. Other revenue primarily includes media, retail sportsbooks and other consumer product offerings. The opening and closing balances of the Company's accounts receivable from contracts with customers were $47.5 million and $65.0 million for the six months ended June 30, 2024, respectively, and $160.1 million and $109.2 million for the six months ended June 30, 2023, respectively.

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

The following table shows restricted stock unit (“RSU”) and stock option activity for the six months ended June 30, 2024:

	Time-Based		PSP		LTIP		Total	Weighted Average Exercise Price of Options	Weighted Average FMV of RSUs
	Options	RSUs	Options	RSUs	Options	RSUs
Outstanding at December 31, 2023	10,360	17,881	1,389	13,809	10,506	1,255	55,200	$7.10	$21.01
Granted	561	6,284	—	1,361	—	—	8,206	26.22	43.54
Exercised options / vested RSUs	(655)	(4,229)	(2)	—	(230)	(261)	(5,377)	10.08	26.16
Change in awards due to performance-based multiplier	—	—	—	—	—	—	—	—	—
Forfeited	—	(864)	—	(271)	—	(93)	(1,228)	—	24.20
Outstanding at June 30, 2024	10,266	19,072	1,387	14,899	10,276	901	56,801	$7.63	$27.22

As of June 30, 2024, total unrecognized stock-based compensation expense of $750.6 million related to granted and unvested stock-based compensation arrangements is expected to be recognized over a weighted-average period of 2.7 years. The following tables shows stock compensation expense for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Options	RSUs	Total	Options	RSUs	Total
Time-based (1)	$7,934	$43,740	$51,674	$2,546	$38,752	$41,298
PSP (2)	—	37,449	37,449	—	35,872	35,872
LTIP (2)	—	1,097	1,097	—	12,023	12,023
Total	$7,934	$82,286	$90,220	$2,546	$86,647	$89,193

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Options	RSUs	Total	Options	RSUs	Total
Time-based (1)	$9,978	$82,797	$92,775	$6,390	$83,559	$89,949
PSP (2)	—	89,801	89,801	—	59,887	59,887
LTIP (2)	—	1,179	1,179	—	56,757	56,757
Total	$9,978	$173,777	$183,755	$6,390	$200,203	$206,593

(1) Time-based awards vest and are expensed over a defined service period.
(2) PSP and LTIP awards vest based on defined performance criteria and are expensed based on the probability of achieving such criteria.

9.Income Taxes
The Company’s (benefit) provision for income taxes for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Income tax (benefit) provision	$(73,570)	$651	$(73,921)	$2,019

The effective tax rates for the three months ended June 30, 2024 and 2023 were 773.6% and (0.9)%, respectively, and the effective tax rates for the six months ended June 30, 2024 and 2023 were 48.4% and (0.4)%, respectively. The difference between the Company’s effective tax rates for the three and six month periods in 2024 and 2023 and the U.S. statutory tax rate of 21% was primarily due to a valuation allowance related to the Company’s deferred tax assets, offset partially by current state tax and current foreign tax. Additionally, the Company recorded a discrete income tax benefit of $75.8 million during the second quarter of 2024, which was attributable to non-recurring partial releases of the Company's U.S. valuation allowance as a result of the purchase accounting for Jackpocket. The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized.

10.Earnings (Loss) Per Share
The table below reconciles basic and diluted earnings per share of the Company's Class A common stock for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to common stockholders – basic	$63,822	$(77,270)	$(78,746)	$(474,418)
Gain on remeasurement of warrant liabilities	(9,791)	—	—	—
Net income (loss) attributable to common stockholders – diluted	$54,031	$(77,270)	$(78,746)	$(474,418)
Denominator:
Weighted-average Class A common stock outstanding – basic	479,307	462,432	476,788	458,910
Weighted-average diluted impact of options and RSUs (1)	25,616	—	—	—
Weighted-average diluted impact of convertible notes (2)	13,337	—	—	—
Weighted-average diluted impact of warrant liabilities (1)	525	—	—	—
Weighted-average Class A common stock outstanding – diluted	518,785	462,432	476,788	458,910

Anti-dilutive securities excluded from the calculation of diluted earnings per share	282	N/A	N/A	N/A
Basic earnings per share attributable to common stockholders:	$0.13	$(0.17)	$(0.17)	$(1.03)
Diluted earnings per share attributable to common stockholders:	$0.10	$(0.17)	$(0.17)	$(1.03)
(1) Calculated using the treasury stock method
(2) Calculated using the if-converted method

There were no preferred or other dividends declared for the three and six months ended June 30, 2024. The below table includes the total securities potentially dilutive for the six month period ending June 30, 2024 and the three and six month period ending June 30, 2023 which have been excluded from the computation of diluted earnings (loss) per share as their effect is anti-dilutive.

	June 30, 2024	June 30, 2023
Class A common stock resulting from exercise of all warrants	1,441	3,648
Stock Options and RSUs	56,801	66,009
Convertible notes	13,337	13,337
Total	71,579	82,994

11.Related-Party Transactions
Receivables from Equity Method Investments
The Company provides office space and general operational support to DKFS, LLC, an equity-method affiliate. The operational support is primarily in the form of general and administrative services. There were no receivables related to these services as of June 30, 2024 or December 31, 2023. The Company has also committed to invest up to $17.5 million into DBDK Venture Fund I, LP, a Delaware limited partnership and a subsidiary of DKFS, LLC. As of June 30, 2024, the Company had invested a total of $8.4 million of the total commitment.
Transactions with a Former Director and their Immediate Family Members
For the three and six months ended June 30, 2024, the Company had no sales to entities owned by an immediate family member of a former director of the Company. For the three and six months ended June 30, 2023, the Company had $0.5 million and $1.2 million in sales, respectively, to entities owned by an immediate family member of a former director of the Company. The Company had no associated accounts receivable balance as of June 30, 2024 or December 31, 2023.
Aircraft

On each of March 30, 2024 and 2023, the Company renewed a one-year lease of an aircraft from an entity controlled by Mr. Robins, pursuant to which Mr. Robins’ entity leased the aircraft to the Company for $0.6 million for a one-year period (the “Aircraft Leases”). The Company covered all operating, maintenance and other expenses associated with the aircraft. The audit and compensation committees of the Company’s Board of Directors approved this arrangement, as well as the Aircraft Leases, based on, among other things, the requirements of the overall security program that Mr. Robins and his family fly private and the committees' assessment that such an arrangement is more efficient and flexible and better ensures safety, confidentiality and privacy. During the three and six months ended June 30, 2024, the Company incurred $0.1 million and $0.3 million of expense under the Aircraft Leases as well as $0.3 million for upgrades related to the aircraft. During the three and six months ended June 30, 2023, the Company incurred $0.1 million and $0.3 million of expense under the Aircraft Leases, respectively.

12.Leases, Commitments and Contingencies
Leases
The Company leases corporate office facilities, data centers, and motor vehicles under operating lease agreements. Some of the Company’s leases include one or more options to renew. For a majority of the Company’s leases, it does not assume renewals in its determination of the lease term as the renewals are not deemed to be reasonably assured. The Company’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. As of June 30, 2024, the Company’s lease agreements typically have terms not exceeding ten years.
Payments under the Company’s lease arrangements may be fixed or variable, and variable lease payments primarily represent costs related to common area maintenance and utilities. The components of lease expense are as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating lease cost	$5,042	$3,490	$9,870	$8,519
Short term lease cost	—	530	343	1,861
Variable lease cost	422	1,714	1,938	2,832
Sublease income	—	(231)	—	(468)
Total lease cost	$5,464	$5,503	$12,151	$12,744

Supplemental cash flow and other information for the six months ended June 30, 2024 and 2023 related to operating leases was as follows:

	Six months ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$4,527	$6,123
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,579	$366

The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating leases were 6.9 years and 6.5% as of June 30, 2024. The Company calculated the weighted-average discount rates using incremental borrowing rates, which equal the rates of interest that it would pay to borrow funds on a fully collateralized basis over a similar term.

Maturities of lease liabilities are as follows:

Years Ending December 31,
From July 1, 2024 to December 31, 2024	$8,655
2025	15,288
2026	14,720
2027	15,565
2028	16,246
Thereafter	39,685
Total undiscounted future cash flows	110,159
Less: Imputed interest	(20,515)
Present value of undiscounted future cash flows	$89,644

Other Contractual Obligations and Contingencies
The Company is a party to several non-cancelable contracts with vendors where the Company is obligated to make future minimum payments under the terms of these contracts as follows:

Years Ending December 31,
From July 1, 2024 to December 31, 2024	$249,782
2025	380,681
2026	215,761
2027	120,668
2028	86,952
Thereafter	181,979
Total	$1,235,823

Surety Bonds

As of June 30, 2024, the Company has been issued $265.0 million in surety bonds at a combined annual premium cost of 0.4%, which are held for certain regulators’ use and benefit in order for the Company to satisfy state license requirements. There have been no claims against such bonds and the likelihood of future claims is remote.

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

On September 9, 2022, two similar putative class actions were filed in the Delaware Court of Chancery against former directors of GNOG Inc. and its former controlling stockholder, one of which also names the Company and Jefferies Financial Group, Inc. as defendants. These pending actions in Delaware assert substantially similar claims on behalf of a putative class of former minority stockholders of GNOG Inc. alleging that certain former officers and directors of GNOG Inc. and its former controlling stockholder (Tilman Fertitta) breached their fiduciary duties to minority stockholders of GNOG Inc. in connection with the GNOG Transaction, and one of the actions also alleges that the Company aided and abetted the alleged breaches of fiduciary duty. On October 12, 2022, the Delaware Court of Chancery consolidated these two actions under the caption In re Golden Nugget Online Gaming, Inc. Stockholders Litigation. At a mediation held on January 24, 2024, the parties reached an agreement in principle to settle the Delaware action, which was reflected in a written settlement agreement, dated March 1, 2024. On July 9, 2024, the Delaware Court entered its Order and Final Judgment approving the settlement and dismissing the action. The deadline to file an appeal is August 8, 2024. If no appeal is filed on or before that date, the Order and Final Judgment dismissing the action becomes final. The estimated loss was accrued as of December 31, 2023 in the accounts payable and accrued expenses line-item on the consolidated balance sheet.

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

Securities Matters Arising From DraftKings Marketplace and Related Matters

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

Beginning in July 2023, the Company received a subpoena from the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts and the United States Securities and Exchange Commission seeking documents and/or requesting answers to interrogatories concerning, among other things, DK Marketplace NFTs that are sold on DK Marketplace, the blockchain on which the NFTs were minted and digital assets and validator nodes associated with that blockchain, and related matters. We intend to comply with these requests.

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

McAfee

On June 10, 2024, Plaintiff Matthew McAfee, individually and on behalf of all others similarly situated, filed a purported class action lawsuit against DraftKings in the Hamilton County Superior Court, State of Indiana. Among other things, Plaintiff alleges that those customers who had winning bets placed and accepted on the October 24, 2023 Lakers versus Nuggets basketball game that were subsequently canceled by DraftKings for obvious error were not timely canceled and should have been paid. Plaintiff brings claims for: (1) Indiana Deceptive Consumer Sales Act – Incurable Deceptive Act; (2) Indiana Deceptive Consumer Sales Act – Uncured Deceptive Act; and (3) breach of contract. Plaintiff seeks, among other things, actual and statutory damages, treble and exemplary damages, interest, and attorney fees and costs.

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

13.Subsequent Events
Stock Repurchase Authorization

On July 30, 2024, the Company’s Board of Directors authorized the repurchase of an aggregate of up to $1.0 billion of DraftKings Inc.’s Class A common stock (the “Stock Repurchase Program”). DraftKings may make repurchases of its Class A common stock through open market purchases, privately negotiated transactions or other transactions in accordance with applicable securities laws, subject to market conditions and other factors. The Company’s Stock Repurchase Program does not require it to acquire any specific number or amount of Class A common stock and may be terminated at any time. The Company may enter into Rule 10b5-1 plans from time to time to facilitate repurchases of its Class A common stock in connection with its Stock Repurchase Program.

Discontinuance of Reignmakers and NFT Marketplace

Effective July 30, 2024, the Company discontinued Reignmakers and our NFT Marketplace. The Company is not yet able to reliably estimate the financial impact of the discontinuation. The Company does not believe, based on currently available information, that the discontinuation of Reignmakers and our NFT Marketplace will have a material adverse effect on the Company’s financial condition, although the outcome could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

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
•the timing, amount or duration of our Stock Repurchase Program;
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

 Our Business
We are a digital sports entertainment and gaming company that provides users with online sports betting (“Sportsbook”), online casino (“iGaming”) and daily fantasy sports (“DFS”) product offerings, as well as retail sportsbook, media, digital lottery and other consumer product offerings. We are also involved in the design and development of sports betting and casino gaming software for online and retail sportsbooks and iGaming operators.

Our mission is to make life more exciting by responsibly creating the world’s favorite real-money games and betting experiences. We accomplish this by creating an environment where our users can find enjoyment and fulfillment through Sportsbook, iGaming and DFS, as well as media, digital lottery and other online consumer product offerings. We are also highly focused on our responsibility as a steward of this new era in real-money gaming. Our ethics guide our decision making, with respect to both the tradition and integrity of sports and our investments in regulatory compliance and consumer protection.
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
Our priorities are to (a) continue to invest in our product offerings, (b) launch our product offerings in new jurisdictions, (c) create replicable and predictable jurisdiction-level unit economics in sports betting and iGaming and (d) expand our other online consumer product offerings. When we launch our Sportsbook and iGaming product offerings in a new jurisdiction, we invest heavily in user acquisition, retention and cross-selling until the new jurisdiction provides a critical mass of users engaged across our product offerings.
Our current technology is highly scalable with relatively minimal incremental spend required to launch our product offerings in new jurisdictions. We will continue to manage our fixed-cost base in conjunction with our market entry plans and focus our variable spend on marketing, user experience and support and regulatory compliance to become the product of choice for users and to maintain favorable relationships with regulators. We also expect to improve our profitability over time as our revenue and gross profit expand as jurisdictions mature, and our variable marketing expenses and fixed costs stabilize or grow at a slower rate.
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
Financial Highlights and Trends
The following table sets forth a summary of our financial results for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(amounts in thousands)	2024	2023	2024	2023
Revenue	$1,104,441	$874,927	$2,279,437	$1,644,579
Net Income (Loss)	63,822	(77,270)	(78,746)	(474,418)
Adjusted EBITDA (1)	127,967	72,972	150,357	(148,639)

(1)Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Information” below for additional information about this measure and a reconciliation of this measure to the most directly comparable financial measure calculated in accordance with U.S. GAAP.

Revenue increased by $229.5 million and $634.9 million in the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, respectively, primarily due to continued healthy customer engagement, efficient acquisition of new customers, the expansion of the Company’s Sportsbook product offering into new jurisdictions, a higher structural sportsbook hold percentage, and the impact of our acquisition of Jackpocket Inc. (“Jackpocket”), which was completed on May 22, 2024.

Key Performance Indicators
Monthly Unique Payers (“MUPs”). We define MUPs as the number of unique paid users per month who had one or more real-money, paid engagements across one or more of our Sportsbook, iGaming, DFS, digital lottery or Marketplace product offerings via our technology. For reported periods longer than one month, we average the MUPs for the months in the reported period. Although the number of unique paid users includes those users that have participated in a real-money, paid engagement using only promotional incentives (which has not been a material number of users to date), which are fungible with other funds deposited into their wallets on our technology, it does not include users who have made a deposit but have not yet had a real-money, paid engagement.
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
The charts below present our average MUPs for the three and six months ended June 30, 2023 and 2024:

Average Monthly Unique Payers
(in millions)
2.1
3.1
Q2 2023
Q2 2024

Average Monthly Unique Payers
(in millions)
2.4
3.3
YTD Q2 2023
YTD Q2 2024

Average Revenue per MUP (“ARPMUP”). We define and calculate ARPMUP as the average monthly revenue, excluding revenue from gaming software services, for a reporting period, divided by the average number of MUPs for the same period. ARPMUP is a key indicator of our ability to drive usage and monetization of our product offerings.
The charts below present our ARPMUP for the three and six months ended June 30, 2023 and 2024:

Average Revenue per Monthly Unique Payer
(in whole dollars)
$137
$117
Q2 2023
Q2 2024

Average Revenue per Monthly Unique Payer
(in whole dollars)
$111
$115
YTD Q2 2023
YTD Q2 2024

The increase in MUPs for the three and six months ended June 30, 2024, compared to the same periods in 2023, primarily reflects strong unique payer retention and acquisition across our Sportsbook and iGaming product offerings, as well as the expansion of our Sportsbook product offering into new states and the impact of our acquisition of Jackpocket (the “Jackpocket Transaction”).
ARPMUP decreased in the three months ended June 30, 2024, compared to the same period in 2023, primarily due to lower ARPMUP for Jackpocket customers when compared to DraftKings’ existing product offerings prior to the Jackpocket

Transaction, customer friendly sport outcomes, and an increase in new customer promotional investment for our Sportsbook and iGaming product offerings as a result of strong customer acquisition. ARPMUP increased in the six months ended June 30, 2024, compared to the same period in 2023 primarily due to structural improvement in our Sportsbook hold rate and improved promotional reinvestment for Sportsbook and iGaming, slightly offset by the lower ARPMUP for Jackpocket customers.

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
We define and calculate Adjusted EBITDA as net income (loss) before the impact of interest income or expense (net), income tax provision or benefit, and depreciation and amortization, and further adjusted for the following items: stock-based compensation; transaction-related costs; litigation, settlement and related costs; advocacy and other related legal expenses; gain or loss on remeasurement of warrant liabilities; and other non-recurring and non-operating costs or income, as described in the reconciliation below.
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

Adjusted EBITDA
The table below presents our Adjusted EBITDA reconciled to our net income (loss), which is the most directly comparable financial measure calculated in accordance with U.S. GAAP, for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(amounts in thousands)	2024	2023	2024	2023
Net income (loss)	$63,822	$(77,270)	$(78,746)	$(474,418)
Adjusted for:
Depreciation and amortization (1)	61,623	48,264	114,803	96,477
Interest (income) expense, net	(13,534)	(12,745)	(27,952)	(23,885)
Income tax (benefit) provision (2)	(73,570)	651	(73,921)	2,019
Stock-based compensation (3)	90,220	89,193	183,755	206,593
Transaction-related costs (4)	18,585	425	23,493	425
Litigation, settlement, and related costs (5)	10,804	4,136	20,124	6,699
Advocacy and other related legal expenses (6)	—	—	285	—
(Gain) loss on remeasurement of warrant liabilities	(9,791)	20,041	8,303	37,076
Other non-recurring costs and non-operating (income) costs (7)	(20,192)	277	(19,787)	375
Adjusted EBITDA	$127,967	$72,972	$150,357	$(148,639)

(1)The amounts include the amortization of acquired intangible assets of $36.4 million and $28.9 million for the three months ended June 30, 2024 and 2023, respectively, and $65.7 million and $58.8 million for the six months ended June 30, 2024 and 2023, respectively.
(2)The Company recorded a discrete income tax benefit of $75.8 million during the second quarter of 2024 which was attributable to non-recurring partial releases of the Company's U.S. valuation allowance as a result of the purchase accounting for the Jackpocket Transaction.
(3)Reflects stock-based compensation expenses resulting from the issuance of awards under incentive plans.

(4)Includes capital markets advisory, consulting, accounting and legal expenses related to evaluation, negotiation and integration costs incurred in connection with transactions under consideration and pending or completed transactions and offerings, including costs relating to our acquisitions of Jackpocket and Sports IQ Analytics Inc. in 2024.
(5)Primarily includes external legal costs related to litigation and litigation settlement costs deemed unrelated to our core business operations.
(6)Reflects non-recurring and non-ordinary course costs relating to advocacy efforts and other legal expenses in jurisdictions where we do not operate certain product offerings and are actively seeking licensure, or similar approval, for those product offerings. This adjustment excludes (i) costs relating to advocacy efforts and other legal expenses in jurisdictions where we do not operate that are incurred in the ordinary course of business and (ii) costs relating to advocacy efforts and other legal expenses incurred in jurisdictions where related legislation has been passed and we currently operate.
(7)Primarily includes the change in fair value of certain financial assets, as well as our equity method share of investee’s losses and other costs relating to non-recurring and non-operating items. For the three and six months ended June 30, 2024, this amount includes $20.9 million related to product tax credits as a result of audits and appeals related to prior periods.

Results of Operations
Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023
The following table sets forth a summary of our consolidated results of operations for the interim periods indicated, and the changes between periods:

	Three months ended June 30,
(amounts in thousands, except percentages)	2024	2023	$ Change	% Change
Revenue	$1,104,441	$874,927	$229,514	26.2%
Cost of revenue	663,414	510,323	153,091	30.0%
Sales and marketing	215,676	207,487	8,189	3.9%
Product and technology	92,655	89,906	2,749	3.1%
General and administrative	165,084	136,256	28,828	21.2%
Loss from operations	(32,388)	(69,045)	36,657	(53.1)%
Interest income (expense), net	13,534	12,745	789	6.2%
Gain (loss) on remeasurement of warrant liabilities	9,791	(20,041)	29,832	(148.9)%
Other (loss) gain, net	(446)	45	(491)	(1,091.1)%
Loss before income tax (benefit) provision and (income) loss from equity method investment	(9,509)	(76,296)	66,787	(87.5)%
Income tax (benefit) provision	(73,570)	651	(74,221)	(11,401.1)%
Loss (income) from equity method investment	239	323	(84)	(26.0)%
Net income (loss)	$63,822	$(77,270)	$141,092	(182.6)%

Revenue. Revenue increased by $229.5 million, or 26.2%, to $1,104.4 million in the three months ended June 30, 2024, from $874.9 million in the three months ended June 30, 2023. The increase was primarily attributable to our online gaming revenues, which increased $237.5 million, or 27.9%, to $1,087.3 million in the three months ended June 30, 2024, from $849.8 million in the three months ended June 30, 2023, due to MUPs increasing by 50%, partially offset by ARPMUP decreasing by 15% as compared to the three months ended June 30, 2024. The increase in MUPs was due to strong player retention and acquisition across our Sportsbook and iGaming product offerings, the expansion of our Sportsbook product offering into new jurisdictions and the Jackpocket Transaction. The decrease in ARPMUP was due to lower ARPMUP for Jackpocket customers when compared to customers for DraftKings’ existing product offerings prior to the Jackpocket Transaction, customer friendly sport outcomes, and an increase in new customer promotional investment for our Sportsbook and iGaming product offerings, partially offset by structural improvement in our Sportsbook hold percentage.

Cost of Revenue. Cost of revenue increased $153.1 million, or 30.0%, to $663.4 million in the three months ended June 30, 2024, from $510.3 million in the three months ended June 30, 2023. The increase was due, in part, to revenue growth from our expanded product and jurisdictional footprint, including the launch of our Sportsbook product offering in Ohio, Massachusetts, Kentucky and Maine throughout 2023, as well as in Vermont and North Carolina in 2024. In particular, the cost of revenue increase was primarily attributable to an increase in our variable expenses, such as product taxes and payment processing fees, which increased $85.5 million and $26.5 million, respectively. The remaining increase was primarily attributable to an increase in our variable platform costs resulting from additional customer activity and an increase in amortization of intangible assets of $13.3 million.

Cost of revenue as a percentage of revenue increased by 1.8 percentage points to 60.1% in the three months ended June 30, 2024, as compared to 58.3% in the three months ended June 30, 2023, reflecting, in part, an increase in promotional reinvestment for our Sportsbook and iGaming product offerings and increased amortization.

Sales and Marketing. Sales and marketing expense increased $8.2 million, or 3.9%, to $215.7 million in the three months ended June 30, 2024, from $207.5 million in the three months ended June 30, 2023. The increase was partially attributable to higher advertising costs of $13.1 million.

Product and Technology. Product and technology expense increased $2.7 million, or 3.1%, to $92.7 million in the three months ended June 30, 2024, from $89.9 million in the three months ended June 30, 2023 due to increased headcount in our product and engineering departments.

General and Administrative. General and administrative expense increased $28.8 million, or 21.2%, to $165.1 million in the three months ended June 30, 2024, from $136.3 million in the three months ended June 30, 2023. This increase was primarily driven by an increase in transaction-related costs of $18.1 million and an increase in non-core litigation costs of $6.7 million.

Interest Income (Expense), net. We recorded net interest income of $13.5 million in the three months ended June 30, 2024, compared to $12.7 million in the three months ended June 30, 2023, due to fluctuations in cash balances and interest rates.
Gain (Loss) on Remeasurement of Warrant Liabilities. We recorded a gain on remeasurement of warrant liabilities of $9.8 million in the three months ended June 30, 2024, compared to a loss of $20.0 million in the three months ended June 30, 2023, due to changes in the underlying share price of our Class A common stock.
Other (Loss) Gain, net. We recorded a loss of $0.4 million in the three months ended June 30, 2024, as compared to a nominal gain in the three months ended June 30, 2023.
Net Income (Loss). Net income (loss) improved by $141.1 million to a net income of $63.8 million in the three months ended June 30, 2024, as compared to a net loss of $77.3 million in the three months ended June 30, 2023, for the reasons discussed above.
Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
The following table sets forth a summary of our consolidated results of operations for the interim periods indicated, and the changes between periods:

	Six months ended June 30,
(amounts in thousands, except percentages)	2024	2023	$ Change	% Change
Revenue	$2,279,437	$1,644,579	$634,858	38.6%
Cost of revenue	1,373,483	1,032,063	341,420	33.1%
Sales and marketing	556,375	596,620	(40,245)	(6.7)%
Product and technology	181,470	177,994	3,476	2.0%
General and administrative	339,335	296,732	42,603	14.4%
Loss from operations	(171,226)	(458,830)	287,604	(62.7)%
Interest income (expense), net	27,952	23,885	4,067	17.0%
Loss on remeasurement of warrant liabilities	(8,303)	(37,076)	28,773	(77.6)%
Other (loss) gain, net	(1,181)	64	(1,245)	(1,945.3)%
Loss before income tax (benefit) provision and (income) loss from equity method investment	(152,758)	(471,957)	319,199	(67.6)%
Income tax (benefit) provision	(73,921)	2,019	(75,940)	(3,761.3)%
(Income) loss from equity method investment	(91)	442	(533)	(120.6)%
Net income (loss)	$(78,746)	$(474,418)	$395,672	(83.4)%

Revenue. Revenue increased by $634.9 million, or 38.6%, to $2,279.4 million in the six months ended June 30, 2024, from $1,644.6 million in the six months ended June 30, 2023. The increase was primarily attributable to our online gaming revenues, which increased $654.5 million, or 41.3%, to $2,239.5 million in the six months ended June 30, 2024, from $1,585.0 million in the six months ended June 30, 2023, due to MUPs increasing by 34.5% and ARPMUP increasing by 3.7% as compared to the six months ended June 30, 2023. The increase in MUPs was due to strong player retention and acquisition across our Sportsbook and iGaming product offerings, as well as the expansion of our Sportsbook product offering into new jurisdictions. The increase in ARPMUP was due to structural improvement in our Sportsbook hold percentage and improved promotional reinvestment for our Sportsbook and iGaming product offering.

Cost of Revenue. Cost of revenue increased $341.4 million, or 33.1%, to $1,373.5 million in the six months ended June 30, 2024, from $1,032.1 million in the six months ended June 30, 2023. This increase was in part due to revenue growth from our expanded product and jurisdictional footprint, including the partial period impacts of the launch of our Sportsbook product offering in Massachusetts, Kentucky, and Maine throughout 2023, as well as in Vermont and North Carolina in 2024. In particular, the cost of revenue increase was primarily attributable to an increase in our variable expenses, such as product taxes and payment processing fees, which increased $210.1 million and $52.1 million, respectively. The remaining increase was primarily attributable to an increase in our variable platform costs resulting from additional customer activity.

Cost of revenue as a percentage of revenue decreased by 2.5 percentage points to 60.3% in the six months ended June 30, 2024, as compared to 62.8% in the six months ended June 30, 2023, reflecting, in part, structural improvement in our Sportsbook hold rate and improved promotional reinvestment for our Sportsbook and iGaming product offerings, partially offset by a change in revenue mix from our more mature DFS product offering to our Sportsbook and iGaming product offerings, which, in general, produce revenue at a higher cost per revenue dollar relative to our more mature DFS product offering.

Sales and Marketing. Sales and marketing expense decreased $40.2 million, or 6.7%, to $556.4 million in the six months ended June 30, 2024, from $596.6 million in the six months ended June 30, 2023. The decrease was partially attributable to lower advertising costs of $9.4 million, as well as reduced stock-based compensation expense of $6.5 million.

Product and Technology. Product and technology expense increased $3.5 million, or 2.0%, to $181.5 million in the six months ended June 30, 2024, from $178.0 million in the six months ended June 30, 2023 due to increased headcount in our product and engineering departments.

General and Administrative. General and administrative expense increased $42.6 million, or 14.4%, to $339.3 million in the six months ended June 30, 2024, from $296.7 million in the six months ended June 30, 2023. This increase was primarily driven by an increase in transaction-related costs of $23.0 million and an increase in non-core litigation costs of $13.4 million partially offset by a decrease in stock-based compensation expense of $4.4 million.

Interest Income (Expense), net. We recorded net income interest of $28.0 million in the six months ended June 30, 2024, compared to $23.9 million in the six months ended June 30, 2023, due to fluctuations in cash balances and interest rates.
Loss on Remeasurement of Warrant Liabilities. We recorded a loss on remeasurement of warrant liabilities of $8.3 million in the six months ended June 30, 2024, compared to a loss of $37.1 million in the six months ended June 30, 2023, due to changes in the underlying share price of our Class A common stock.
Other (Loss) Gain, net. We recorded a loss of $1.2 million in the six months ended June 30, 2024, as compared to a gain of 0.1 million in the six months ended June 30, 2023.
Net Income (Loss). Net income (loss) improved by $395.7 million to a net loss of $78.7 million in the six months ended June 30, 2024, as compared to a net loss of $474.4 million in the six months ended June 30, 2023, for the reasons discussed above.
Liquidity and Capital Resources
We had $815.9 million in cash and cash equivalents as of June 30, 2024 (excluding restricted cash and cash reserved for users, which we segregate on behalf of our paid users for all jurisdictions and product offerings). We believe our cash on hand is sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months. We will continue to evaluate our long-term operating performance and cash needs and believe we are well positioned to continue to fund the operations of our business long-term.

Debt. In March 2021, we issued zero-coupon convertible senior notes in an aggregate principal amount of $1,265.0 million (the “Convertible Notes”). The Convertible Notes mature on March 15, 2028, subject to earlier conversion, redemption or repurchase. In connection with the pricing of the Convertible Notes and the exercise of the option to purchase additional Convertible Notes, we entered into privately negotiated capped call transactions (the “Capped Call Transactions”). The Capped Call Transactions are expected generally to reduce potential dilution to DraftKings Inc.’s Class A common stock upon any conversion of the Convertible Notes. The net cost of $124.0 million incurred to enter into the Capped Call Transactions was recorded as a reduction to additional paid-in capital on the Company’s consolidated balance sheet. As of June 30, 2024, the Convertible Notes, net of issuance costs, balance was $1,255.1 million.
Leases. We have lease arrangements for certain corporate office facilities, data centers, and motor vehicles. As of June 30, 2024, the Company had lease obligations of $89.6 million, with $11.5 million payable within 12 months.
Other Purchase Obligations. We have certain non-cancelable contracts with vendors, licensors and others requiring us to make future cash payments. As of June 30, 2024, these purchase obligations were $1,235.8 million, with $249.8 million payable in the remainder of 2024.

Stock Repurchase Program. As noted above, on June 30, 2024, our Board of Directors authorized the repurchase of an aggregate of up to $1.0 billion of our Class A common stock through open market purchases, privately negotiated transactions or other transactions in accordance with applicable securities laws.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
(amounts in thousands)	2024	2023
Net cash used in operating activities	$(41,006)	$(219,213)
Net cash used in investing activities	(456,534)	(26,952)
Net cash used in financing activities	(52,469)	(37,848)
Net decrease in cash and cash equivalents, restricted cash, and cash reserved for users	(550,009)	(284,013)
Cash and cash equivalents, restricted cash, and cash reserved for users at beginning of period	1,623,493	1,778,825
Cash and cash equivalents, restricted cash, and cash reserved for users at end of period	$1,073,484	$1,494,812
Operating Activities. Net cash used in operating activities in the six months ended June 30, 2024 decreased $178.2 million to $41.0 million, compared to $219.2 million in the six months ended June 30, 2023, mainly reflecting an improvement in net income (loss). Net income (loss), net of non-cash items, of $284.2 million, offset by changes in operating assets and liabilities.
Investing Activities. Net cash used in investing activities during the six months ended June 30, 2024 increased by $429.6 million to $456.5 million, compared to $27.0 million in the six months ended June 30, 2023, mainly reflecting an increase in cash paid for acquisitions, net of cash acquired of $392.0 million.
Financing Activities. Net cash used in financing activities during the six months ended June 30, 2024 increased by $14.6 million to $52.5 million, compared to $37.8 million in the six months ended June 30, 2023, primarily reflecting increased cost of purchasing treasury stock related to the satisfaction of withholding taxes due upon the vesting of restricted stock units.

Commitments and Contingencies
Refer to Note 12 of our unaudited condensed consolidated financial statements included elsewhere in this Report for a summary of our commitments as of June 30, 2024.
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

During the six months ended June 30, 2024, there were no changes to the critical accounting estimates discussed in the 2023 Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in our exposure to market risk during the six months ended June 30, 2024. Refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the 2023 Annual Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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
On May 24, 2018, the Texas Attorney General answered the complaint filed in Travis County, Texas.
FanDuel filed a petition in intervention on August 24, 2018, seeking essentially the same relief as the Company seeks. The Court entered an updated scheduling order setting the case for a non-jury trial on April 20, 2021. The parties subsequently filed an agreed motion to extend the scheduling order seeking, among other things, to change the non-jury trial date to January 27, 2026.
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
On April 9, 2024, IG dismissed the district court litigation without prejudice. On May 7, 2024, DraftKings filed a motion for attorneys’ fees under 35 U.S.C. § 285. On June 11, 2024, IG filed its opposition to DraftKings’ motion for attorneys’ fees. On July 2, 2024, DraftKings filed its reply in support of its motion for attorneys’ fees.

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
On August 3, 2022, we filed a petition for inter partes review with the PTAB challenging the validity of the ‘243 Patent. On July 25, 2022, FanDuel filed petitions for inter partes review with the PTAB challenging the validity of the '543 and '730 Patents. On September 20, 2022, the court entered an order staying the pending motion to dismiss and staying all discovery pending final resolution of the petition for inter partes review through a final written decision. On January 31, 2023, the PTAB granted institution of the inter partes review, and it is expected to issue a final written decision by January 31, 2024. On February 15, 2023, the District Court administratively terminated the lawsuit pending the PTAB’s final written decision. On January 29, 2024, the PTAB issued final written decisions in the IPRs, finding unpatentable all challenged claims of the ’243, ’543, and ’730 Patents. On February 16, 2024, the parties jointly requested that the case remain administratively terminated until at least the expiration of the time period for WinView to file a notice of appeal (April 1, 2024). On February 20, 2024, the court granted the request.
On March 29, 2024, WinView filed a notice of appeal in the United States Court of Appeals for the Federal Circuit, challenging the PTAB’s final written decisions in the IPRs. On April 11, 2024, the parties jointly requested that the district court litigation remain administratively terminated until at least the Federal Circuit issues its mandate regarding WinView’s appeals. On April 15, 2024, the district court ordered the case to remain administratively terminated. On June 26, 2024, WinView and DraftKings filed a joint stipulation of voluntary dismissal of WinView’s appeal. On June 28, 2024, the United States Court of Appeals for the Federal Circuit ordered WinView’s appeal dismissed.

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
On September 9, 2022, two similar putative class actions were filed in the Delaware Court of Chancery against former directors of GNOG Inc. and its former controlling stockholder, one of which also names the Company and Jefferies Financial Group, Inc. as defendants. These pending actions in Delaware assert substantially similar claims on behalf of a putative class of former minority stockholders of GNOG Inc. alleging that certain former officers and directors of GNOG Inc. and its former controlling stockholder (Tilman Fertitta) breached their fiduciary duties to minority stockholders of GNOG Inc. in connection with the GNOG Transaction, and one of the actions also alleges that the Company and Jefferies Financial Group, Inc. aided and abetted the alleged breaches of fiduciary duty. On October 12, 2022, the Delaware Court of Chancery consolidated these two actions under the caption In re Golden Nugget Online Gaming, Inc. Stockholders Litigation. On October 29, 2022, the court appointed co-lead plaintiffs in the consolidated action. On November 3, 2022, co-lead plaintiffs designated an operative complaint in the consolidated action. On January 13, 2023, defendants filed a motion seeking dismissal of the action. On June 8, 2023, the court denied defendants’ motion to dismiss. At a mediation held on January 24, 2024, the parties reached an agreement in principle to settle the Delaware action, which was reflected in a written settlement agreement, dated March 1, 2024. On July 9, 2024, the court entered its Order and Final Judgment approving the settlement and dismissing the action. The deadline to appeal is August 8, 2024. If no appeal is filed on or before that date, the Order and Final Judgment dismissing the action becomes final.
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
On May 14, 2024, Arrow Gaming filed a Notice of Appeal of the IPR directed to the ’498 Patent. On July 10, 2024, DraftKings filed a Notice of Appeal of the IPR directed to the ’205 Patent challenging the PTAB’s final written decision as to claim 18 of the ’205 Patent.

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
The Company filed its motion to dismiss plaintiff’s complaint on February 9, 2022. On April 7, 2022, Plaintiff filed its opposition to the Company's motion to dismiss, and on April 25, 2022, the Company filed its reply thereto. On September 7,

2022, the Company's motion to dismiss the complaint was granted. On September 22, 2022, Beteiro filed its notice to appeal the ruling on the motion to dismiss. On October 5, 2022, Beteiro filed a motion for reconsideration of the ruling on the motion to dismiss at the District Court, which was denied by the District Court on November 2, 2022. On March 9, 2023, Beteiro filed its opening appellate brief. DraftKings’ responsive brief was filed on June 9, 2023. Beteiro’s reply brief was filed on July 1, 2023. The Federal Circuit held oral argument on May 7, 2024. On June 21, 2024, the Federal Circuit affirmed the dismissal of Beteiro’s complaint.

On October 28, 2022, the Company filed petitions for inter partes review with the PTAB challenging the validity of each of the Beteiro Patents. Between May 11, 2023 and May 12, 2023, the PTAB instituted review for all Beteiro Patents. On May 6, 2024, the PTAB entered final written decisions finding the challenged claims in the instituted IPRs not unpatentable. On July 8, 2024, DraftKings appealed the PTAB’s findings. On July 25, 2024, Beteiro and DraftKings filed stipulated dismissals of those appeals, wherein Beteiro stipulated that: (1) it would not seek to further appeal the Federal Circuit’s June 21, 2024 affirmance of the dismissal of Beteiro’s complaint in the district court; and (2) it is precluded from asserting any other claims from the Beteiro Patents against DraftKings or any of DraftKings’ subsidiaries or affiliates. This stipulation mooted the appeals of the PTAB’s findings.

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
Between November 29, 2022, and February 7, 2023, the Company filed petitions for inter partes review with the PTAB challenging the validity of the Colossus Patents. The PTAB granted institution of IPRs for each of the ’341 patent, ’969 patent, and the ’822 patent. The PTAB denied institution of IPR for each of the ’516 patent, ’716 patent, ’338 patent and the '779 patent. On September 11, 2023, the Company filed a request for Director review of the PTAB’s decision not to institute review in the IPR for the ’779 patent. On November 7, 2023, the Director of the U.S. Patent and Trademark Office delegated Director Review of the PTAB’s institution decision in the IPR for the ’779 Patent to the Delegated Review Panel (“DRP”) to determine whether to grant rehearing. On February 21, 2024, the DRP issued a decision vacating the PTAB’s denial of institution of the IPR directed to the ’779 Patent and instructing the PTAB to reconsider institution. On May 15, 2024, the PTAB instituted the IPR directed to the ‘779 Patent.

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
Securities Matters Arising From DraftKings Marketplace and Related Matters

On March 9, 2023, a putative class action was filed in Massachusetts federal court by an alleged purchaser of non-fungible tokens (“NFTs”) on the DraftKings Marketplace (“DK Marketplace”). The complaint asserts claims for violations of federal and state securities laws against the Company and three of its officers on the grounds that, among other things, the NFTs that are sold and traded on the DK Marketplace allegedly constitute securities that were not registered with the SEC in accordance with federal and Massachusetts law, and that the DK Marketplace is a securities exchange that is not registered in accordance with federal and Massachusetts law. Based on these allegations, the plaintiff brings claims seeking rescissory damages and other relief on behalf of himself and a putative class of persons who purchased NFTs on the DK Marketplace between August 11, 2021 and the present. On June 27, 2023, the court entered an order authorizing the plaintiff to file an amended complaint by August 4, 2023. On September 25, 2023, defendants filed a motion seeking dismissal of this action. On November 10, 2023, plaintiff filed an opposition to the motion to dismiss. On December 11, 2023, defendants filed a reply memorandum in support of the motion to dismiss. The Court heard oral argument on the motion to dismiss on December 19, 2023. On July 2, 2024, the district court denied the motion to dismiss. We intend to vigorously defend this case.

Beginning in July 2023, the Company received subpoenas from the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts and the United States Securities and Exchange Commission seeking documents and/or requesting answers to interrogatories concerning, among other things, DK Marketplace, NFTs that are sold on DK Marketplace, the blockchain on which the NFTs were minted and digital assets and validator nodes associated with that blockchain, and related matters. We intend to comply with these requests.
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
Shareholder Derivative Litigation Related to DraftKings Marketplace

On May 31, 2023, a putative shareholder derivative action was filed in Nevada state court by an alleged shareholder of the Company. The action asserts claims on behalf of the Company against certain senior officers and members of the Board of

Directors of the Company for breach of fiduciary duty and unjust enrichment based primarily on allegations that the defendants caused or allowed the Company to disseminate misleading and inaccurate information to its shareholders in connection with NFTs that are sold and traded on the DK Marketplace. The action also alleges that certain individuals are liable for trading in Company stock at artificially inflated prices. The action seeks unspecified compensatory damages, changes to corporate governance and internal procedures, restitution, disgorgement, costs and attorney’s fees, and other unspecified relief. All proceedings in this action were stayed by agreement of the parties pending resolution of the above-referenced motion to dismiss in the putative class action in Massachusetts federal district court. In light of the federal district court’s above-referenced denial of the motion to dismiss in the putative class action in Massachusetts, the stay of proceedings in this action in Nevada state court was lifted on August 1, 2024.

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
On January 29, 2024, DraftKings served its Motion to Dismiss all of Plaintiffs’ claims. On March 11, 2024, Plaintiffs served their opposition to that motion. DraftKings served its reply brief on April 1, 2024, and the motion papers have been filed with the court. The court held oral argument on July 25, 2024.
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
By agreement of the parties, DraftKings’ response to the Complaint is due on August 12, 2024.

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
McAfee

On June 10, 2024, Plaintiff Matthew McAfee, individually and on behalf of all others similarly situated, filed a purported class action lawsuit against DraftKings in the Hamilton County Superior Court, State of Indiana. Among other things, Plaintiff alleges that those customers who had winning bets placed and accepted on the October 24, 2023 Lakers versus Nuggets basketball game that were subsequently canceled by DraftKings for obvious error were not timely canceled and should have been paid. Plaintiff brings claims for: (1) Indiana Deceptive Consumer Sales Act – Incurable Deceptive Act; (2) Indiana Deceptive Consumer Sales Act – Uncured Deceptive Act; and (3) breach of contract. Plaintiff seeks, among other things, actual and statutory damages, treble and exemplary damages, interest, and attorney fees and costs.
On July 12, 2024, DraftKings removed the matter to federal court in Indiana. Per agreement of the parties and the Court’s order, DraftKings’ response to the complaint is due on August 7, 2024.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuance of Common Stock in Connection with DraftKings’ Acquisition of Sports IQ Analytics Inc.

On May 7, 2024, we issued an aggregate of 248,684 shares of our Class A common stock (such issuance, the “SIQ Closing Stock Consideration”) in connection with, and as partial consideration for, the completion of our acquisition of Sports IQ Analytics Inc. (the “SIQ Transaction”).
The issuance of the SIQ Closing Stock Consideration did not involve any underwriters, any underwriting discounts or commissions, or any public offering. The SIQ Closing Stock Consideration was issued in reliance upon the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended. The recipients of the SIQ Closing Stock Consideration represented their intentions to acquire the securities for investment only and not with views to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the securities issued in connection with such issuance. There was no advertising or solicitation involved, and each of the recipients was an accredited or sophisticated investor and had adequate access to information about the Company’s business and operations.

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
During the fiscal quarter ended June 30, 2024, except as noted above, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.
Chief Transformation Officer Letter Agreement

As previously announced on March 18, 2024, Jason Park transitioned to the role of the Company’s Chief Transformation Officer effective May 1, 2024. In connection with the transition, on July 31, 2024, the Company and Mr. Park entered into a letter agreement to memorialize the terms of his compensation for his new role (the “Letter Agreement”). Pursuant to the Letter Agreement, effective August 1, 2024, Mr. Park will receive an annual base salary of $350,000 and an annual target bonus opportunity equal to 100% of his base salary (which will, for purposes of the annual target bonus opportunity in respect of 2024, reflect the base salary earned in 2024), in each case, less all applicable withholdings and deductions. Additionally, to reflect the change in Mr. Park’s role, Mr. Park forfeited 50% of the performance-based restricted stock units granted to him on each of November 15, 2022 and February 13, 2023 that were eligible to vest based on the Company’s fiscal year 2026 performance. All other outstanding equity awards held by Mr. Park will continue to vest in accordance with their terms.
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

10.1*	Letter Agreement, dated as of July 31, 2024, by and between DraftKings Inc. and Jason Park.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.1	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).

*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DRAFTKINGS INC.
Date: August 2, 2024
	By:	/s/ Alan W. Ellingson
Name: Alan W. Ellingson
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)