Form 10-Q
period 2024-09-30
DraftKings Inc.
filed 2024-11-08
CIK 1883685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2024 there were 487,627,739 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 393,013,951 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

DraftKings Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2024

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements.
DRAFTKINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	September 30, 2024
	(Unaudited)	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$877,822	$1,270,503
Restricted cash	13,807	11,700
Cash reserved for users	264,886	341,290
Receivables reserved for users	341,817	301,770
Accounts receivable	64,358	47,539
Prepaid expenses and other current assets	81,207	98,565
Total current assets	1,643,897	2,071,367
Property and equipment, net	52,924	60,695
Intangible assets, net	891,910	690,620
Goodwill	1,456,009	886,373
Operating lease right-of-use assets	83,292	93,985
Equity method investments	12,598	10,280
Deposits and other non-current assets	132,346	131,546
Total assets	$4,272,976	$3,944,866

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$700,720	$639,599
Liabilities to users	930,614	851,898
Operating lease liabilities, current portion	11,277	11,499
Other current liabilities	4,124	46,624
Total current liabilities	1,646,735	1,549,620
Convertible notes, net of issuance costs	1,255,757	1,253,760
Non-current operating lease liabilities	75,762	80,827
Warrant liabilities	25,439	63,568
Long-term income tax liabilities	73,835	72,810
Other long-term liabilities	119,332	83,975
Total liabilities	$3,196,860	$3,104,560
Commitments and contingent liabilities (Note 5 and 12)

Stockholders’ equity:
Class A common stock, $0.0001 par value; 900,000 shares authorized as of September 30, 2024 and December 31, 2023; 501,081 and 484,598 shares issued and 487,169 and 472,697 outstanding as of September 30, 2024 and December 31, 2023, respectively	$47	$46
Class B common stock, $0.0001 par value; 900,000 shares authorized as of September 30, 2024 and December 31, 2023; 393,014 shares issued and outstanding as of September 30, 2024 and December 31, 2023	39	39
Treasury stock, at cost; 13,912 and 11,901 shares as of September 30, 2024 and December 31, 2023, respectively	(490,352)	(412,182)
Additional paid-in capital	7,836,271	7,149,858
Accumulated deficit	(6,306,377)	(5,933,943)
Accumulated other comprehensive income	36,488	36,488
Total stockholders’ equity	$1,076,116	$840,306
Total liabilities and stockholders’ equity	$4,272,976	$3,944,866
See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue	$1,095,490	$789,957	$3,374,927	$2,434,536
Cost of revenue	742,434	543,454	2,115,917	1,575,517
Sales and marketing	339,943	313,323	896,318	909,943
Product and technology	103,581	89,005	285,051	266,999
General and administrative	208,126	130,761	547,461	427,493
Loss from operations	(298,594)	(286,586)	(469,820)	(745,416)
Other income (expense):
Interest income	9,200	14,420	38,479	39,626
Interest expense	(872)	(670)	(2,199)	(1,991)
Gain (loss) on remeasurement of warrant liabilities	21	(7,751)	(8,282)	(44,827)
Other (loss) gain, net	(4,620)	(1,217)	(5,801)	(1,153)
Loss before income tax (benefit) provision and loss from equity method investment	(294,865)	(281,804)	(447,623)	(753,761)
Income tax (benefit) provision	(1,287)	1,291	(75,208)	3,310
Loss from equity method investment	110	8	19	450
Net loss attributable to common stockholders	$(293,688)	$(283,103)	$(372,434)	$(757,521)

Loss per share attributable to common stockholders:
Basic and diluted	$(0.60)	$(0.61)	$(0.78)	$(1.64)
See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock Amount	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2023	472,697	$46	393,014	$39	$7,149,858	$(5,933,943)	$36,488	$(412,182)	$840,306
Exercise of stock options	630	—	—	—	2,857	—	—	—	2,857
Stock-based compensation	—	—	—	—	117,702	—	—	—	117,702
Exercise of warrants	1,002	—	—	—	46,181	—	—	—	46,181
Purchase of treasury stock	(782)	—	—	—	—	—	—	(33,499)	(33,499)
Restricted stock unit vesting	2,520	—	—	—	—	—	—	—	—
Net income (loss)		—	—	—	—	(142,568)	—	—	(142,568)
Balances at March 31, 2024	476,067	$46	393,014	$39	$7,316,598	$(6,076,511)	$36,488	$(445,681)	$830,979
Exercise of stock options	257	—	—	—	2,586	—	—	—	2,586
Stock-based compensation	—	—	—	—	93,681	—	—	—	93,681
Exercise of warrants	6	—	—	—	217	—	—	—	217
Purchase of treasury stock	(631)	—	—	—	—	—	—	(24,413)	(24,413)
Restricted stock unit vesting	1,970	—	—	—	—	—	—	—	—
Shares issued in connection with business combinations	7,757	1	—	—	331,556	—	—	—	331,557
Net income (loss)	—	—	—	—	—	63,822	—	—	63,822
Balances at June 30, 2024	485,426	$47	393,014	$39	$7,744,638	$(6,012,689)	$36,488	$(470,094)	$1,298,429
Exercise of stock options	529	—	—	—	1,355	—	—	—	1,355
Stock-based compensation	—	—	—	—	90,260	—	—	—	90,260
Exercise of warrants	1	—	—	—	18	—	—	—	18
Purchase of treasury stock	(598)	—	—	—	—	—	—	(20,258)	(20,258)
Restricted stock unit vesting	1,811	—	—	—	—	—	—	—	—
Shares issued in connection with business combinations	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	(293,688)	—	—	(293,688)
Balances at September 30, 2024	487,169	$47	393,014	$39	$7,836,271	$(6,306,377)	$36,488	$(490,352)	$1,076,116

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock Amount	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2022	450,575	$45	393,014	$39	$6,750,055	$(5,131,801)	$36,488	$(332,133)	$1,322,693
Exercise of stock options	701	—	—	—	2,192	—	—	—	2,192
Stock-based compensation	—	—	—	—	117,400	—	—	—	117,400
Purchase of treasury stock	(1,399)	—	—	—	—	—	—	(27,358)	(27,358)
Restricted stock unit vesting	11,757	1	—	—	—	—	—	—	1
Net income (loss)	—	—	—	—	—	(397,148)	—	—	(397,148)
Balances at March 31, 2023	461,634	$46	393,014	$39	$6,869,647	$(5,528,949)	$36,488	$(359,491)	$1,017,780
Exercise of stock options	284	—	—	—	1,144	—	—	—	1,144
Stock-based compensation	—	—	—	—	89,193	—	—	—	89,193
Shares issued for exercise of warrants	62	—	—	—	1,470	—	—	—	1,470
Purchase of treasury stock	(587)	—	—	—	—	—	—	(13,826)	(13,826)
Restricted stock unit vesting	1,864	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	(77,270)	—	—	(77,270)
Balances at June 30, 2023	463,257	$46	393,014	$39	$6,961,454	$(5,606,219)	$36,488	$(373,317)	$1,018,491
Exercise of stock options	1,359	—	—	—	5,506	—	—	—	5,506
Stock-based compensation	—	—	—	—	78,353	—	—	—	78,353
Shares issued for exercise of warrants	11	—	—	—	342	—	—	—	342
Purchase of treasury stock	(617)	—	—	—	—	—	—	(18,167)	(18,167)
Restricted stock unit vesting	1,896	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	(283,103)	—	—	(283,103)
Balances at September 30, 2023	465,906	$46	393,014	$39	$7,045,655	$(5,889,322)	$36,488	$(391,484)	$801,422

See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Nine months ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss attributable to common shareholders	$(372,434)	$(757,521)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	204,755	146,722
Non-cash interest (income) expense, net	27	(554)
Stock-based compensation	271,307	284,946
Loss on remeasurement of warrant liabilities	8,282	44,827
(Gain) loss from equity method investment	19	450
Loss on marketable equity securities and other financial assets, net	—	75
Loss on sale of Vegas Sports Information Network, LLC	5,817	—
Deferred income taxes	(80,604)	4,527
Other income (expenses), net	4,632	(1,944)
Change in operating assets and liabilities, net of effect of acquisitions:
Receivables reserved for users	(30,955)	(49,402)
Accounts receivable	(13,792)	24,174
Prepaid expenses and other current assets	(20,704)	(20,757)
Deposits and other non-current assets	446	(3,983)
Operating leases, net	145	1,907
Accounts payable and accrued expenses	44,635	79,047
Liabilities to users	61,839	170,161
Long-term income tax liability	1,025	(1,605)
Other long-term liabilities	8,138	5,112
Net cash flows provided by (used in) operating activities	$92,578	$(73,818)
Cash Flows from Investing Activities:
Purchases of property and equipment	(8,148)	(19,885)
Cash paid for internally developed software costs	(71,059)	(60,006)
Acquisition of gaming licenses	(14,820)	(10,971)
Proceeds from marketable equity securities and other financial assets	—	24,425
Cash paid for acquisition, net of cash acquired	(392,501)	—
Other investing activities, net	(1,656)	(481)
Net cash flows used in investing activities	$(488,184)	$(66,918)
Cash Flow from Financing Activities:
Proceeds from exercise of warrants	—	—
Purchase of treasury stock	(78,170)	(59,351)
Proceeds from exercise of stock options	6,798	8,842
Net cash flows used in financing activities	$(71,372)	$(50,509)
Net decrease in cash and cash equivalents, restricted cash, and cash reserved for users	(466,978)	(191,245)
Cash and cash equivalents, restricted cash, and cash reserved for users at the beginning of period	1,623,493	1,778,825
Cash and cash equivalents, restricted cash, and cash reserved for users at the end of period	$1,156,515	$1,587,580

Disclosure of cash and cash equivalents, restricted cash, and cash reserved for users
Cash and cash equivalents	$877,822	$1,111,596
Restricted cash	13,807	—
Cash reserved for users	264,886	475,984
Cash and cash equivalents, restricted cash, and cash reserved for users at the end of period	$1,156,515	$1,587,580

Supplemental Disclosure of Noncash Investing and Financing Activities:
Investing activities included in accounts payable and accrued expenses	$1,788	$(408)
Equity consideration issued in connection with acquisitions	$331,557	$—
Decrease of warrant liabilities from cashless exercise of warrants	$46,416	$1,812
Supplemental Disclosure of Cash Activities:
(Decrease) increase in cash reserved for users	$(76,404)	$6,331
See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data, unless otherwise noted)
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
In May 2018, the Supreme Court (the “Court”) struck down on constitutional grounds the Professional and Amateur Sports Protection Act of 1992, a law that prohibited most states from authorizing and regulating sports betting. As of September 30, 2024, 38 U.S. states, the District of Columbia and Puerto Rico have some form of authorized sports betting. Of those 40 jurisdictions, 32 have legalized online sports betting. All 32 of those jurisdictions are live, and DraftKings operates in 26 of them. As of September 30, 2024, the U.S. jurisdictions with statutes legalizing iGaming are Connecticut, Delaware, Michigan, New Jersey, Pennsylvania, Rhode Island and West Virginia.

As of September 30, 2024, we operate our Sportsbook product offering in Arizona, Colorado, Connecticut, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, North Carolina, Ohio, Oregon, Pennsylvania, Tennessee, Vermont, Virginia, Washington, D.C., West Virginia, Wyoming and Ontario, Canada, and we operate retail sportsbooks in Arizona, Colorado, Connecticut, Illinois, Iowa, Kansas, Kentucky, Louisiana, Michigan, Mississippi, New Hampshire, New Jersey, Washington and Wisconsin. As of September 30, 2024, we operate our iGaming product offering in Connecticut, Michigan, New Jersey, Pennsylvania, West Virginia and Ontario, Canada. The Company also has arrangements in place with land-based casinos, and other partners, to expand operations into additional states upon the passing of relevant legislation, the issuance of related regulations and the receipt of required licenses.
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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, designed to improve reportable segment disclosures. The guidance expands the disclosures required for reportable segments in our annual and interim consolidated financial statements, primarily through enhanced disclosures about significant segment expenses. The standard will be effective for us beginning with our annual reporting for fiscal year 2024 and interim periods thereafter, with early adoption permitted. We are currently evaluating the impact of this standard on our segment disclosures.

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

3.Business Combinations
Acquisition of Jackpocket Inc. (“Jackpocket”)
On February 11, 2024, the Company entered into a definitive agreement (the “Jackpocket Merger Agreement”) to acquire Jackpocket, a digital lottery app in the United States (the “Jackpocket Transaction”).
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
Operating results for Jackpocket on and after the Jackpocket Closing Date are included in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2024. Because the Company is integrating Jackpocket’s operations into its consolidated operating activities, the amount of revenue and earnings attributable to the Jackpocket business from the Jackpocket Closing Date through September 30, 2024, which is included within revenue and net income (loss) attributable to common stockholders in the Company’s unaudited condensed consolidated statements of operations, is impracticable to determine.
Preliminary Purchase Price Accounting for the Jackpocket Transaction

On the Jackpocket Closing Date, the Company acquired 100% of the equity interests of Jackpocket pursuant to the Jackpocket Merger Agreement. The following is a summary of the consideration issued or paid on the Jackpocket Closing Date:

Cash consideration	$450,924
Equity consideration (1)	320,783
Total consideration	$771,707

(1)Includes the issuance of approximately 7.5 million shares of DraftKings Inc.’s Class A common stock issued at $41.90 per share and $6.2 million of options exercisable for shares of DraftKings Inc.’s Class A common stock, which were issued to certain Jackpocket employee option holders in exchange for their Jackpocket options.

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

Goodwill represents the excess of the gross consideration transferred over the difference between the fair value of the underlying net assets acquired and the underlying liabilities assumed. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of benefits from securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a market participant, as well as acquiring a talented workforce and cost savings opportunities. Goodwill recognized is not deductible for tax purposes. Goodwill associated with the Jackpocket Transaction is assigned as of the Jackpocket Closing Date to the Company’s consolidated reporting unit. As Jackpocket’s financial results are not material to the Company’s consolidated financial statements, the Company has elected to not include pro forma results.

Intangible Assets

	Fair Value	Weighted- Average Useful Life
Customer Relationships	$174,000	8.0 years
Developed Technology	67,000	5.0 years
Trade Name	27,000	7.0 years
Market Access	1,736	2.9 years
Total	$269,736

Transaction Costs

For the three and nine months ended September 30, 2024, the Company incurred nil and $15.3 million in advisory, legal, accounting and management fees in connection with the Jackpocket Transaction, respectively, which are included in general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations.

Acquisition of Sports IQ Analytics Inc. (“SIQ”)
On May 7, 2024, the Company acquired 100% of the equity interests of SIQ for a mix of cash and shares of DraftKings Inc.’s Class A common stock (the “SIQ Transaction”). The acquisition of SIQ allows DraftKings to bring further pricing and trading capabilities in-house in an effort to drive margin expansion and product differentiation. The acquired assets and assumed liabilities of SIQ were recorded at their estimated fair values. Goodwill associated with the SIQ Transaction is assigned as of the acquisition date to the Company’s consolidated reporting unit. The purchase price allocation for the SIQ Transaction is preliminary as of September 30, 2024. Goodwill recognized is not deductible for tax purposes and transaction costs were not significant. As SIQ’s financial results are not material to the Company’s consolidated financial statements, the Company has elected to not include pro forma results.

4.Intangible Assets
Intangible Assets
As of September 30, 2024, intangible assets, net consists of the following:

	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Developed technology	4.2 years	$513,064	$(237,936)	$275,128
Internally developed software	2.3 years	306,271	(149,359)	156,912
Gaming licenses	8.5 years	221,317	(63,376)	157,941
Customer relationships	6.1 years	442,528	(176,502)	266,026
Trademarks, tradenames and other	6.1 years	46,223	(13,204)	33,019
		$1,529,403	$(640,377)	$889,026
Indefinite-lived intangible assets:
Digital assets, net of impairment	Indefinite-lived	2,884	N/A	2,884
Total		$1,532,287	$(640,377)	$891,910
As of December 31, 2023, intangible assets, net consists of the following:

	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Developed technology	4.4 years	$422,900	$(193,247)	$229,653
Internally developed software	2.3 years	236,644	(108,169)	128,475
Gaming licenses	10.6 years	218,760	(47,941)	170,819
Customer relationships	4.1 years	269,728	(127,862)	141,866
Trademarks, tradenames and other	3.3 years	37,674	(20,751)	16,923
		$1,185,706	$(497,970)	$687,736
Indefinite-lived intangible assets:
Digital assets, net of impairment	Indefinite-lived	2,884	N/A	2,884
Total		$1,188,590	$(497,970)	$690,620

Amortization expense was $84.6 million and $188.2 million for the three and nine months ended September 30, 2024, respectively, and $45.1 million and $131.2 million for the three and nine months ended September 30, 2023, respectively.

The table below reflects expected amortization expense for the next five years of intangible assets recorded as of September 30, 2024:

Year ending December 31,	Estimated Amortization
October 1, 2024 to December 31, 2024	$65,662
2025	217,796
2026	180,233
2027	151,030
2028	92,068
Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2024 are:

Total
Balance as of December 31, 2023	$886,373
Goodwill resulting from acquisitions	569,636
Balance as of September 30, 2024	$1,456,009

No impairment of goodwill was recorded in the three or nine months ended September 30, 2024. As of September 30, 2024, the Company had no accumulated goodwill impairment losses.

5.Current and Long-term Liabilities
Old Revolving Line of Credit and New Revolving Credit Facility
On December 20, 2022, the Company entered into a loan and security agreement with Banc of California (formerly Pacific Western Bank) and Citizens Bank, as lenders (as amended, the “Old Credit Agreement”), which provided the Company with a revolving line of credit of up to $125.0 million (the “Old Revolving Line of Credit”). The Old Credit Agreement maturity date was extended from December 20, 2024 to December 20, 2025, effective July 31, 2024.

Borrowings under the Old Credit Agreement bore interest at a variable annual rate equal to the greater of (i) 1.00% above the prime rate then in effect and (ii) 5.00%, and the Old Credit Agreement required monthly, interest-only payments on any outstanding borrowings. In addition, the Company was required to pay quarterly in arrear a commitment fee equal to 0.25% per annum of the unused portion of the Old Revolving Line of Credit. As of September 30, 2024, the Old Credit Agreement provided the Old Revolving Line of Credit of up to $125.0 million, and there was no principal outstanding under the Old Credit Agreement. Net borrowing capacity available from the Old Revolving Line of Credit as of September 30, 2024 totaled $122.7 million. The Company was also subject to certain affirmative and negative covenants, including the restriction of dividends, under the Old Credit Agreement which the Company was in compliance with as of September 30, 2024. One such covenant involved maintaining compensating cash balances. The compensating balances were able to be withdrawn but the availability of the line of credit was dependent upon maintenance of such compensating balances. The performance of the Company’s obligations under the Old Credit Agreement were secured by a first-priority security interest on substantially all of its assets.

On November 7, 2024, the Company entered into a credit agreement (the “New Credit Agreement”) with various financial institutions, as lenders, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, providing for a senior secured revolving credit facility of up to $500.0 million (the “New Revolving Credit Facility”). The New Revolving Credit Facility has a maturity date of November 7, 2029. In conjunction with the New Credit Agreement and New Revolving Credit Facility, the Old Credit Agreement and Old Revolving Line of Credit were terminated.

Revolving loans under the New Revolving Credit Facility bear interest at the Company’s election at either (i) Term SOFR (as defined in the New Credit Agreement), plus an applicable margin ranging from 1.75% to 2.25% depending on the Company’s Net First Lien Leverage Ratio (as defined in the New Credit Agreement) or (ii) a base rate that is equal to the greatest of (a) the federal funds rate plus 0.50%, (b) the prime rate and (c) Term SOFR for a one month interest period plus 1.00%, in each case plus an additional applicable margin ranging from 0.75% to 1.25% depending on the Company’s Net First Lien Leverage Ratio. In addition, the Company is required to pay a commitment fee quarterly in arrear ranging from 0.25% to

0.375% per annum of the unused portion of the New Revolving Credit Facility depending on the Company’s Net First Lien Leverage Ratio.

The performance of the Company’s obligations under the New Credit Agreement is secured by a first-priority security interest on substantially all of its assets. The New Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including dividend restrictions and a financial covenant that the Company is required to maintain a Net First Lien Leverage Ratio not to exceed 4.50:1.00, which is tested only if revolving loans outstanding under the New Revolving Credit Facility are in excess of 40% of the commitments under the New Revolving Credit Facility.

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

Prior to September 15, 2027, the Convertible Notes will be convertible by the holder only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the Notes Maturity Date. Old DraftKings will satisfy any conversion election by paying or delivering, as the case may be, cash, shares of DraftKings Inc.’s Class A common stock or a combination of cash and shares of DraftKings Inc.’s Class A common stock. As of September 30, 2024, no conditions were met to allow for the conversion of the Convertible Notes by any holder.

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

As of September 30, 2024, the Company’s convertible debt balance was $1,255.8 million, net of unamortized debt issuance costs of $9.2 million. The amortization of debt issuance costs was $0.7 million and $2.0 million for the three and nine months ended September 30, 2024, respectively, and $0.7 million and $2.0 million for the three and nine months ended September 30, 2023, respectively, which are included in the interest expense line-item on the Company’s consolidated statements of operations. Although recorded at amortized cost on the Company’s consolidated balance sheets, the estimated fair value of the Convertible Notes was $1,104.2 million and $1,025.6 million as of September 30, 2024 and December 31, 2023, respectively, which was calculated using the estimated or actual bids and offers of the Convertible Notes in an over-the-counter market on the last business day of the period, which is a Level 1 fair value measurement.

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
As of September 30, 2024 and December 31, 2023, the Company’s estimated contingent liability for indirect taxes was $82.8 million and $71.2 million, respectively. The estimated contingent liability for indirect taxes is recorded within other long-term liabilities on the condensed consolidated balance sheets and general and administrative expenses on the condensed consolidated statements of operations.
Warrant Liabilities
As part of the initial public offering of Diamond Eagle Acquisition Corp. (“DEAC”) on May 14, 2019 (the “IPO”), DEAC issued 13.3 million warrants each of which entitles the holder to purchase one share of DraftKings Inc.’s Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, DEAC completed the private sale of 6.3 million warrants to DEAC’s sponsor (the “Private Warrants”), each of which entitles the holder to purchase one share of DraftKings Inc.’s Class A common stock at an exercise price of $11.50 per share. As of September 30, 2024, there were no Public Warrants outstanding and 0.4 million Private Warrants outstanding. On May 5, 2022 (the “GNOG Closing Date”), DraftKings Inc. (formerly New Duke Holdco, Inc.) consummated the acquisition of Golden Nugget Online Gaming, Inc., a Delaware corporation, pursuant to a definitive agreement and plan of merger, dated August 9, 2021, in an all-stock transaction (the “GNOG Transaction”). On the GNOG Closing Date, in connection with the consummation of the GNOG Transaction, Old DraftKings entered into an assignment and assumption agreement (the “Old DraftKings Warrant Assignment Agreement”) with DraftKings Inc., Computershare Trust Company, N.A. and Computershare Inc. (together, “Computershare”), pursuant to which Old DraftKings assigned to DraftKings Inc. all of its rights, interests and obligations under the warrant agreement, dated as of May 10, 2019 (the “Old DraftKings Warrant Agreement”), by and between DEAC and Continental Stock Transfer & Trust Company, as warrant agent, as assumed by Old DraftKings and assigned to Computershare by that certain assignment and assumption agreement, dated as of April 23, 2020, governing Old DraftKings’ outstanding Private Warrants, on the terms and conditions set forth in the Old DraftKings Warrant Assignment Agreement. In connection with the consummation of the GNOG Transaction and pursuant to the Old DraftKings Warrant Assignment Agreement, each of the outstanding Private Warrants became exercisable for one share of DraftKings Inc. Class A common stock on the existing terms and conditions, except as otherwise described in the Old DraftKings Warrant Assignment Agreement.

In addition, on the GNOG Closing Date, in connection with the consummation of the GNOG Transaction, the Company assumed an additional 5.9 million warrants, each of which entitled the holder to purchase one share of GNOG’s Class A common stock at an exercise price of $11.50 per share (the “GNOG Private Warrants”). Effective as of the consummation of the GNOG Transaction, each of the outstanding GNOG Private Warrants became exercisable for 0.365 of a share of DraftKings Inc.’s Class A common stock, or approximately 2.1 million shares of DraftKings Inc.’s Class A common stock in the aggregate, on the existing terms and conditions of such GNOG Private Warrants, except as otherwise described in the assignment and assumption agreement relating to the GNOG Private Warrants entered into on the GNOG Closing Date. As of September 30, 2024, there were 2.9 million GNOG Private Warrants outstanding, convertible into approximately 1.1 million shares of DraftKings Inc.’s Class A common stock.

The Company classifies the Public Warrants, the Private Warrants and the GNOG Private Warrants pursuant to Accounting Standards Codification Topic 815, Derivatives and Hedging, as derivative liabilities with subsequent changes in their respective fair values recognized in its consolidated statement of operations at each reporting date. As of September 30, 2024, the fair value of the Company’s warrant liability was $25.4 million.

Due to fair value changes, the Company recorded a nominal gain on the remeasurement of its warrant liabilities for the three months ended September 30, 2024 and a loss of $7.8 million for the three months ended September 30, 2023. During the nine months ended September 30, 2024 and 2023, the Company recorded losses on the remeasurement of its warrant liabilities of $8.3 million and $44.8 million, respectively.

During the three and nine months ended September 30, 2024, 0.0 million and 1.0 million Private Warrants were exercised, respectively. There were no GNOG Private Warrants exercised during the three months ended September 30, 2024, and 2.9 million GNOG Private Warrants were exercised during the nine months ended September 30, 2024. These GNOG Private Warrants exercises resulted in the issuance of approximately 1.1 million shares of DraftKings Inc. Class A common stock as all were exercised on a cashless basis.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value as of September 30, 2024 and December 31, 2023 based on the three-tier fair value hierarchy:

	September 30, 2024
	Level 1	Level 2		Level 3		Total
Assets
Other current assets:
Digital assets held for users	$—	$4,124	(2)	$—		$4,124
Other non-current assets:
Derivative instruments	—	—		19,999	(4)	19,999
Equity securities	—	13,533	(3)	—		13,533
Total	$—	$17,657		$19,999		$37,656

Liabilities
Other current liabilities:
Digital assets held for users	$—	$4,124	(2)	$—		$4,124
Warrant liabilities	—	25,439	(5)	—		25,439
Other long-term liabilities	—	—		24,741	(6)	24,741
Total	$—	$29,563		$24,741		$54,304

	December 31, 2023
	Level 1		Level 2		Level 3		Total
Assets
Cash equivalents:
Money market funds	$250,055	(1)	$—		$—		$250,055
Other current assets:
Digital assets held for users	—		46,624	(2)	—		46,624
Other non-current assets:
Derivative instruments	—		—		19,999	(4)	19,999
Equity securities	—		13,533	(3)	—		13,533
Total	$250,055		$60,157		$19,999		$330,211

Liabilities
Other current liabilities:
Digital assets held for users	$—		$46,624	(2)	$—		$46,624
Warrant liabilities	—		63,568	(5)	—		63,568
Total	$—		$110,192		$—		$110,192

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
(4)Represents the Company’s derivative instruments held in other public and privately held entities. The Company measures these derivative instruments to fair value using option pricing models and, accordingly, classifies these assets as Level 3. There were no new Level 3 derivative instruments sold, purchased by or issued to the Company during the nine months ended September 30, 2024. The table below includes a range and an average weighted by relative fair value of the significant unobservable inputs used to measure these Level 3 derivative instruments to fair value. A change in these significant unobservable inputs might result in a significantly higher or lower fair value measurement at the reporting date. Changes to fair value of these instruments are recorded in Other (loss) income, net on the consolidated statements of operations and loss (gain) on marketable equity securities and other financial assets, net in the consolidated statement of cash flows.

	September 30, 2024	December 31, 2023
Significant Unobservable Input of Level 3 Investments	Range (Weighted Average)	Range (Weighted Average)
Underlying stock price	$12.79 - $19.80 ($19.41)	$12.79 - $19.80 ($19.41)
Volatility	75.0% - 80.0% (79.7%)	75.0% - 80.0% (79.7%)
Risk-free rate	1.3% - 4.2% (4.0%)	1.3% - 4.2% (4.0%)
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

7.Revenue Recognition
Deferred Revenue

The Company includes deferred revenue within accounts payable and accrued expenses and liabilities to users in the condensed consolidated balance sheets. The deferred revenue balances were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Deferred revenue, beginning of the period	$117,490	$105,478	$174,212	$133,851
Deferred revenue, end of the period	$179,019	$239,225	$179,019	$239,225
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$81,146	$85,122	$169,402	$133,054

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

Revenue Disaggregation

Disaggregation of revenue for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Online gaming	$1,084,215	$768,265	$3,323,728	$2,353,293
Gaming software	1,575	6,304	11,424	23,495
Other	9,700	15,388	39,775	57,748
Total Revenue	$1,095,490	$789,957	$3,374,927	$2,434,536

Online gaming includes online Sportsbook, iGaming, digital lottery, and DFS, which have certain similar attributes and patterns of recognition. Other revenue primarily includes media, retail sportsbooks and other consumer product offerings. The opening and closing balances of the Company’s accounts receivable from contracts with customers were $47.5 million and $64.4 million for the nine months ended September 30, 2024, respectively, and $51.1 million and $27.8 million for the nine months ended September 30, 2023, respectively.

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

The following table shows restricted stock unit (“RSU”) and stock option activity for the nine months ended September 30, 2024:

	Time-Based		PSP		LTIP		Total	Weighted Average Exercise Price of Options	Weighted Average FMV of RSUs
	Options	RSUs	Options	RSUs	Options	RSUs
Outstanding at December 31, 2023	10,360	17,881	1,389	13,809	10,506	1,255	55,200	$7.10	$21.01
Granted	561	7,190	—	1,449	—	—	9,200	26.22	42.64
Exercised options / vested RSUs	(1,184)	(6,040)	(2)	—	(230)	(261)	(7,717)	2.56	26.18
Change in awards due to performance-based multiplier	—	—	—	—	—	—	—	—	—
Forfeited	(5)	(1,373)	—	(748)	—	(134)	(2,260)	15.79	22.94
Outstanding at September 30, 2024	9,732	17,658	1,387	14,510	10,276	860	54,423	$7.75	$27.81

As of September 30, 2024, total unrecognized stock-based compensation expense of $691.2 million related to granted and unvested stock-based compensation arrangements is expected to be recognized over a weighted-average period of 2.5 years. The following tables shows stock compensation expense for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Options	RSUs	Total	Options	RSUs	Total
Time-based (1)	$1,632	$45,073	$46,705	$1,849	$39,936	$41,785
PSP (2)	—	38,814	38,814	—	21,876	21,876
LTIP (2)	—	2,033	2,033	—	14,692	14,692
Total	$1,632	$85,920	$87,552	$1,849	$76,504	$78,353

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Options	RSUs	Total	Options	RSUs	Total
Time-based (1)	$11,610	$127,870	$139,480	$8,239	$123,495	$131,734
PSP (2)	—	128,615	128,615	—	81,763	81,763
LTIP (2)	—	3,212	3,212	—	71,449	71,449
Total	$11,610	$259,697	$271,307	$8,239	$276,707	$284,946

(1) Time-based awards vest and are expensed over a defined service period.
(2) PSP and LTIP awards vest based on defined performance criteria and are expensed based on the probability of achieving such criteria.

9.Income Taxes
The Company’s (benefit) provision for income taxes for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Income tax (benefit) provision	$(1,287)	$1,291	$(75,208)	$3,310

The effective tax rates for the three months ended September 30, 2024 and 2023 were 0.4% and (0.5)%, respectively, and the effective tax rates for the nine months ended September 30, 2024 and 2023 were 16.8% and (0.4)%, respectively. The difference between the Company’s effective tax rates for the three and nine month periods in 2024 and 2023 and the U.S. statutory tax rate of 21% was primarily due to a valuation allowance related to the Company’s deferred tax assets, offset partially by current state tax and current foreign tax. Additionally, the Company recorded a discrete income tax benefit of $75.8 million during the second quarter of 2024, which was attributable to non-recurring partial releases of the Company’s U.S. valuation allowance as a result of the purchase accounting for Jackpocket. The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized.

10.Earnings (Loss) Per Share
The computation of loss per share and weighted-average shares of the Company’s Class A common stock outstanding for the periods presented are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net loss attributable to common stockholders	$(293,688)	$(283,103)	$(372,434)	$(757,521)
Basic and diluted weighted-average common shares outstanding	486,219	464,773	479,981	460,762
Loss per share attributable to common stockholders:
Basic and diluted	$(0.60)	$(0.61)	$(0.78)	$(1.64)

There were no preferred or other dividends declared for the three and nine months ended September 30, 2024. For the periods presented, the following securities were not required to be included in the computation of diluted shares outstanding, as they would have been anti-dilutive for the three and nine months ended September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Class A common stock resulting from exercise of all warrants	1,441	3,630
Stock Options and RSUs	54,423	62,324
Convertible notes	13,337	13,337
Total	69,201	79,291

11.Related-Party Transactions
Receivables from Equity Method Investments
The Company provides office space and general operational support to DKFS, LLC, an equity-method affiliate. The operational support is primarily in the form of general and administrative services. The Company has also committed to invest up to $17.5 million in DBDK Venture Fund I, LP and $21.0 million in DBDK Fund II, LP. Both funds are Delaware limited partnerships and are both subsidiaries of DKFS, LLC. As of September 30, 2024, the Company had invested a total of $10.0 million and none of the total commitment in DBDK Venture Fund I, LP and DBDK Fund II, LP, respectively.
Transactions with a Former Director and their Immediate Family Members
For the three and nine months ended September 30, 2024, the Company had no sales to entities owned by an immediate family member of a former director of the Company. For the three and nine months ended September 30, 2023, the Company had $0.2 million and $1.4 million in sales, respectively, to entities owned by an immediate family member of a former director of the Company. The Company had no associated accounts receivable balance as of September 30, 2024 or December 31, 2023.
Aircraft
On each of March 30, 2024 and 2023, the Company renewed a one-year lease of an aircraft from an entity controlled by Mr. Robins, pursuant to which Mr. Robins’ entity leased the aircraft to the Company for $0.6 million for a one-year period (the “Aircraft Leases”). The Company covered all operating, maintenance and other expenses associated with the aircraft. The audit and compensation committees of the Company’s Board of Directors approved this arrangement, as well as the Aircraft Leases, based on, among other things, the requirements of the overall security program that Mr. Robins and his family fly private and the committees’ assessment that such an arrangement is more efficient and flexible and better ensures safety, confidentiality and privacy. During the three and nine months ended September 30, 2024, the Company incurred $0.1 million and $0.4 million of expense under the Aircraft Leases as well as $0.3 million for upgrades related to the aircraft. During the three and nine months ended September 30, 2023, the Company incurred $0.1 million and $0.5 million of expense under the Aircraft Leases, respectively.

12.Leases, Commitments and Contingencies
Leases
The Company leases corporate office facilities, data centers, and motor vehicles under operating lease agreements. Some of the Company’s leases include one or more options to renew. For a majority of the Company’s leases, it does not assume renewals in its determination of the lease term as the renewals are not deemed to be reasonably assured. The Company’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. As of September 30, 2024, the Company’s lease agreements typically have terms not exceeding ten years.
Payments under the Company’s lease arrangements may be fixed or variable, and variable lease payments primarily represent costs related to common area maintenance and utilities. The components of lease expense are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating lease cost	$5,418	$5,779	$15,288	$14,298
Short term lease cost	262	361	605	2,221
Variable lease cost	1,664	1,382	3,602	4,215
Sublease income	—	(236)	—	(704)
Total lease cost	$7,344	$7,286	$19,495	$20,030

Supplemental cash flow and other information for the nine months ended September 30, 2024 and 2023 related to operating leases was as follows:

	Nine months ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$5,020	$9,830
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,626	$22,221

The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating leases were 6.6 years and 6.5% as of September 30, 2024. The Company calculated the weighted-average discount rates using incremental borrowing rates, which equal the rates of interest that it would pay to borrow funds on a fully collateralized basis over a similar term.
Maturities of lease liabilities are as follows:

Years Ending December 31,
From October 1, 2024 to December 31, 2024	$4,302
2025	16,426
2026	15,722
2027	16,104
2028	16,549
Thereafter	40,223
Total undiscounted future cash flows	109,326
Less: Imputed interest	(22,287)
Present value of undiscounted future cash flows	$87,039

Other Contractual Obligations and Contingencies
The Company is a party to several non-cancelable contracts with vendors where the Company is obligated to make future minimum payments under the terms of these contracts as follows:

Years Ending December 31,
From October 1, 2024 to December 31, 2024	$128,697
2025	348,355
2026	174,441
2027	109,959
2028	88,211
Thereafter	181,979
Total	$1,031,642

Surety Bonds

As of September 30, 2024, the Company has been issued $340.0 million in surety bonds at a combined annual premium cost of 0.4%, which are held for certain regulators’ use and benefit in order for the Company to satisfy state license requirements. There have been no claims against such bonds and the likelihood of future claims is remote.

Stock Repurchase Program

On July 30, 2024, our Board of Directors authorized the repurchase of an aggregate of up to $1.0 billion of our Class A common stock through open market purchases, privately negotiated transactions or other transactions in accordance with applicable securities laws. As of September 30, 2024, we have not purchased any shares of Class A common stock under this stock repurchase program.

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

Despite the potential for significant damages, the Company does not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on the Company’s financial condition, although the outcome could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

Securities Matters Arising From the Hindenburg Report and Related Matters

Beginning on July 9, 2021, the Company received subpoenas from the SEC seeking documents concerning, among other things, allegations concerning SBTech that were contained in a report published about the Company on June 15, 2021 by Hindenburg Research, as well as the Company’s adherence to and disclosures regarding its compliance policies and procedures, and related matters. In September, 2024, the Company entered into a settlement with the SEC regarding alleged violations of Regulation FD in connection with the disclosure on July 27, 2023 of certain information concerning DraftKings’ business through certain social media platforms. Without admitting or denying the substantive allegations, DraftKings agreed to the entry of a cease and desist order and the payment of a $200,000 penalty. Following the settlement, the Company considers that all the above SEC matters have concluded.

Matters Related to the GNOG Transaction

On August 12, 2022, a putative class action was filed in Nevada state District Court in Clark County against Golden Nugget Online Gaming, Inc. (“GNOG Inc.”), the Company and one of its officers and two affiliates, as well as former officers or directors and the former controlling stockholder of GNOG Inc. and Jefferies LLC. The lawsuit asserts claims on behalf of a putative class of former minority stockholders of GNOG Inc. alleging that certain former officers and directors of GNOG Inc. and its former controlling stockholder (Tilman Fertitta and/or Fertitta Entertainment, Inc.) breached their fiduciary duties to minority stockholders of GNOG Inc. in connection with the GNOG Transaction, and the other defendants aided and abetted the alleged breaches of fiduciary duty. On August 30, 2024, DraftKings filed a motion for summary judgment. On September 15, 2024, the court entered a stipulated order dismissing the action with prejudice.

On September 9, 2022, two similar putative class actions were filed in the Delaware Court of Chancery against former directors of GNOG Inc. and its former controlling stockholder, one of which also names the Company and Jefferies Financial Group, Inc. as defendants. These pending actions in Delaware assert substantially similar claims on behalf of a putative class of former minority stockholders of GNOG Inc. alleging that certain former officers and directors of GNOG Inc. and its former controlling stockholder (Tilman Fertitta) breached their fiduciary duties to minority stockholders of GNOG Inc. in connection with the GNOG Transaction, and one of the actions also alleges that the Company aided and abetted the alleged breaches of fiduciary duty. On October 12, 2022, the Delaware Court of Chancery consolidated these two actions under the caption In re Golden Nugget Online Gaming, Inc. Stockholders Litigation. At a mediation held on January 24, 2024, the parties reached an agreement in principle to settle the Delaware action, which was reflected in a written settlement agreement, dated March 1, 2024. On July 9, 2024, the Delaware Court entered its Order and Final Judgment approving the settlement and dismissing the action with prejudice. The Order and Final Judgment is now final as no appeal was filed by the August 8, 2024 deadline. The estimated loss was accrued as of December 31, 2023 in the accounts payable and accrued expenses line-item on the consolidated balance sheet.

AG 18, LLC d/b/a/ Arrow Gaming

On August 19, 2021, AG 18, LLC d/b/a/ Arrow Gaming (“Arrow Gaming”) filed a complaint against the Company in the United States District Court for the District of New Jersey alleging that the Company’s DFS and Casino product offerings infringe four patents. On October 12, 2021, Arrow Gaming filed an amended complaint to add one additional patent. On December 20, 2021, Arrow Gaming filed a second amended complaint adding new allegations with respect to alleged willful infringement.

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

Despite the potential for significant damages, the Company does not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on the Company’s financial condition, although the outcome could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

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

Despite the potential for significant damages, the Company does not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on the Company's financial condition, although the outcome could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

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

Despite the potential for significant damages, the Company does not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on the Company’s financial condition, although the outcome could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

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

The Company cannot predict with any degree of certainty the outcome of the subpoena matters or determine the extent of any potential liability or damages. The Company also cannot provide an estimate of the possible loss or range of loss. Any adverse outcome in the subpoena matters could expose the Company to substantial damages, penalties and/or require alterations to the Company’s business that may have a material adverse impact on the Company’s operations and cash flows.

Despite the potential for significant damages, the Company does not believe, based on currently available information, that the outcome of the subpoena matters will have a material adverse effect on Company’s financial condition, although the outcome could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

Shareholder Derivative Litigation Related to DraftKings Marketplace

On May 31, 2023, the first of three substantially similar, putative shareholder derivative actions was filed in Nevada state court by an alleged shareholder of the Company. The actions purport to assert claims on behalf of the Company against certain senior officers and members of the Board of Directors of the Company for breach of fiduciary duty, aiding-and-abetting breach of fiduciary duty, unjust enrichment, and corporate waste based primarily on allegations that the defendants caused or allowed the Company to sell NFTs in violation of applicable law and/or operate the Company as an unregistered broker-dealer or securities exchange in violation of applicable law. Two of the actions also assert that certain of the defendants are liable for causing or allowing the Company to disseminate misleading and inaccurate information to its shareholders in connection with NFTs that are sold and traded on the DK Marketplace. One of the actions also alleges that certain individuals are liable for trading in Company stock at artificially inflated prices. The actions seek unspecified compensatory damages, changes to corporate governance and internal procedures, restitution, disgorgement, costs and attorney’s fees, and other unspecified relief. On October 29, 2024, the court entered a stipulated order consolidating the three actions under the caption In re DraftKings Inc. Stockholder Derivative Litigation and appointed lead counsel and further ordered that plaintiffs shall file a consolidated amended complaint within sixty days.

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

Guery

On April 17, 2024, plaintiff Samantha Guery, individually and on behalf of all others similarly situated, filed a purported class action lawsuit against DraftKings in the United States District Court for the Southern District of New York. Among other things, Plaintiff alleges that the Company’s promotion that offered new customers an opportunity to place their first wager “risk free” was (1) “deceptive, unlawful, fraudulent, and unfair” in violation of New York General Business Law Section 349; and (2) false advertising under New York General Business Law Section 350. The plaintiffs are seeking, among other things, injunctive relief, actual damages, punitive damages, treble damages, and attorneys’ fees. On August 9, 2024, plaintiff voluntarily dismissed the lawsuit with prejudice as to plaintiff’s individual claims.

McAfee

On June 10, 2024, Plaintiff Matthew McAfee, individually and on behalf of all others similarly situated, filed a purported class action lawsuit against DraftKings in the Hamilton County Superior Court, State of Indiana. On July 12, 2024, DraftKings

removed the matter to the United States District Court for the Southern District of Indiana. Among other things, Plaintiff alleges that those customers who had winning bets placed and accepted on the October 24, 2023 Lakers versus Nuggets basketball game that were subsequently canceled by DraftKings for obvious error were not timely canceled and should have been paid. Plaintiff brings claims for: (1) Indiana Deceptive Consumer Sales Act – Incurable Deceptive Act; (2) Indiana Deceptive Consumer Sales Act – Uncured Deceptive Act; and (3) breach of contract. Plaintiff seeks, among other things, actual and statutory damages, treble and exemplary damages, interest, and attorney fees and costs.

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

Aminov

On September 30, 2024, plaintiff Nerye Aminov, individually and on behalf of others similarly situated, filed a purported class action lawsuit against DraftKings in the Supreme Court of the State of New York, County of Queens. Among other things, Plaintiff alleges that the Company’s promotion that offered new customers an opportunity to earn up to 1,000 in site credits, and related advertisements were unfair or deceptive practices in violation of New York General Business Law §§ 349-350. Plaintiff also asserts claims for intentional misrepresentation, fraudulent inducement, and quasi-contract/unjust enrichment. Plaintiff seeks, among other things, injunctive relief, actual damages, punitive damages, and attorneys’ fees. Plaintiff seeks to certify a nationwide class, with a New York subclass. The complaint has not yet been served.

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

National Football League Players Association

On August 20, 2024, the plaintiffs, National Football League Players Association and National Football League Players Incorporated, filed a complaint against DraftKings in the United States District Court for the Southern District of New York alleging, among other things, that DraftKings breached its Licensing Agreement (the “Agreement”) with the plaintiffs. The plaintiffs are seeking, among other things, payment of all purported unpaid sums due under the Agreement.

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
•the timing, amount or duration of the Company’s stock repurchase program;
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
Financial Highlights and Trends
The following table sets forth a summary of our financial results for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(amounts in thousands)	2024	2023	2024	2023
Revenue	$1,095,490	$789,957	$3,374,927	$2,434,536
Net Loss	(293,688)	(283,103)	(372,434)	(757,521)
Adjusted EBITDA (1)	(58,504)	(153,414)	91,853	(302,053)

(1)Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Information” below for additional information about this measure and a reconciliation of this measure to the most directly comparable financial measure calculated in accordance with U.S. GAAP.

Revenue increased by $305.5 million and $940.4 million in the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, respectively, primarily due to continued healthy customer engagement, efficient acquisition of new customers, the expansion of the Company’s Sportsbook product offering into new jurisdictions, higher structural Sportsbook hold percentage, improved promotional reinvestment for Sportsbook and iGaming, and the impact of our acquisition of Jackpocket Inc. (“Jackpocket”), which was completed on May 22, 2024.

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
The charts below present our average MUPs for the three and nine months ended September 30, 2023 and 2024:

Average Monthly Unique Payers
(in millions)
3.6
2.3
Q3 2023
Q3 2024

Average Monthly Unique Payers
(in millions)
2.4
3.4
YTD Q3 2023
YTD Q3 2024

Average Revenue per MUP (“ARPMUP”). We define and calculate ARPMUP as the average monthly revenue, excluding revenue from gaming software services, for a reporting period, divided by the average number of MUPs for the same period. ARPMUP is a key indicator of our ability to drive usage and monetization of our product offerings. The charts below present our ARPMUP for the three and nine months ended September 30, 2023 and 2024:

Average Revenue per Monthly Unique Payer
(in whole dollars)
$114
$103
Q3 2023
Q3 2024

## Average Revenue per Monthly Unique Payer (in whole dollars)

$112
$111
YTD Q3 2023
YTD Q3 2024

The increase in MUPs for the three and nine months ended September 30, 2024, compared to the same periods in 2023, primarily reflects strong unique payer retention and acquisition across our Sportsbook and iGaming product offerings, as well as the expansion of our Sportsbook product offering into new jurisdictions and the impact of our acquisition of Jackpocket (the “Jackpocket Transaction”). Excluding the impact of the Jackpocket Transaction, MUPs increased 0.6 million or 26.9% to 2.9 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 and increased 0.6 million, or 27.3% to 3.0 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
ARPMUP decreased in the three and nine months ended September 30, 2024, compared to the same periods in 2023, primarily due to lower ARPMUP for Jackpocket customers, compared to DraftKings’ existing product offerings prior to the Jackpocket Transaction, which was partially offset by structural improvement in our Sportsbook hold and improved promotional reinvestment for Sportsbook and iGaming. Excluding the impact of the Jackpocket Transaction, ARPMUP increased $8, or 7.5% to $122 for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 and increased $10, or 8.5% to $122 for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

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
We include non-GAAP financial measures because they are used by management to evaluate our core operating performance and trends and to make decisions regarding the allocation of capital and new investments. Adjusted EBITDA excludes certain expenses that are required in accordance with U.S. GAAP because they are non-recurring items (for example, in the case of transaction-related costs and advocacy and other related legal expenses), non-cash expenditures (for example, in the case of depreciation and amortization, remeasurement of warrant liabilities and stock-based compensation), or non-

operating items which are not related to our underlying business performance (for example, in the case of interest income and expense and litigation, settlement and related costs).

Adjusted EBITDA
The table below presents our Adjusted EBITDA reconciled to our net income (loss), which is the most directly comparable financial measure calculated in accordance with U.S. GAAP, for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(amounts in thousands)	2024	2023	2024	2023
Net loss	$(293,688)	$(283,103)	$(372,434)	$(757,521)
Adjusted for:
Depreciation and amortization (1)	89,952	50,245	204,755	146,722
Interest (income) expense, net	(8,328)	(13,750)	(36,280)	(37,635)
Income tax (benefit) provision (2)	(1,287)	1,291	(75,208)	3,310
Stock-based compensation (3)	87,552	78,353	271,307	284,946
Transaction-related costs (4)	840	681	24,333	1,106
Litigation, settlement, and related costs (5)	20,448	3,891	40,572	10,590
Advocacy and other related legal expenses (6)	6,018	—	6,303	—
(Gain) loss on remeasurement of warrant liabilities	(21)	7,751	8,282	44,827
Other non-recurring costs and non-operating (income) costs (7)	40,010	1,227	20,223	1,602
Adjusted EBITDA	$(58,504)	$(153,414)	$91,853	$(302,053)

(1)The amounts include the amortization of acquired intangible assets of $55.5 million and $29.2 million for the three months ended September 30, 2024 and 2023, respectively, and $121.2 million and $88.0 million for the nine months ended September 30, 2024 and 2023, respectively.
(2)The Company recorded a discrete income tax benefit of $75.8 million during the second quarter of 2024 which was attributable to non-recurring partial releases of the Company’s U.S. valuation allowance as a result of the purchase accounting for the Jackpocket Transaction.
(3)Reflects stock-based compensation expenses resulting from the issuance of awards under incentive plans.
(4)Includes capital markets advisory, consulting, accounting and legal expenses related to evaluation, negotiation and integration costs incurred in connection with transactions under consideration, pending, or completed transactions and offerings, including costs relating to our completed acquisitions of Jackpocket and Sports IQ Analytics Inc.
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
(7)Primarily includes the change in fair value of certain financial assets, as well as our equity method share of investee’s losses and other costs relating to non-recurring and non-operating items. For the three and nine months ended September 30, 2024, this amount also includes $27.8 million in expense related to the discontinuance of our Reignmakers product offering, $7.5 million in expenses related to the termination of a market access agreement, and a $5.8 million loss on the sale of Vegas Sports Information Network, LLC ("VSIN"). For the nine month period ended September 30, 2024, these costs are offset by $20.9 million related to gaming tax credits as a result of audits and appeals related to prior periods.

Results of Operations
Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
The following table sets forth a summary of our consolidated results of operations for the interim periods indicated, and the changes between periods:

	Three months ended September 30,
(amounts in thousands, except percentages)	2024	2023	$ Change	% Change
Revenue	$1,095,490	$789,957	$305,533	38.7%
Cost of revenue	742,434	543,454	198,980	36.6%
Sales and marketing	339,943	313,323	26,620	8.5%
Product and technology	103,581	89,005	14,576	16.4%
General and administrative	208,126	130,761	77,365	59.2%
Loss from operations	(298,594)	(286,586)	(12,008)	4.2%
Interest income (expense), net	8,328	13,750	(5,422)	(39.4)%
Gain (loss) on remeasurement of warrant liabilities	21	(7,751)	7,772	(100.3)%
Other (loss) gain, net	(4,620)	(1,217)	(3,403)	279.6%
Loss before income tax (benefit) provision and loss from equity method investment	(294,865)	(281,804)	(13,061)	4.6%
Income tax (benefit) provision	(1,287)	1,291	(2,578)	(199.7)%
Loss from equity method investment	110	8	102	1275.0%
Net loss	$(293,688)	$(283,103)	$(10,585)	3.7%

Revenue. Revenue increased by $305.5 million, or 38.7%, to $1,095.5 million in the three months ended September 30, 2024, from $790.0 million in the three months ended September 30, 2023. The increase was primarily attributable to our online gaming revenues, which increased $316.0 million, or 41.1%, to $1,084.2 million in the three months ended September 30, 2024, from $768.3 million in the three months ended September 30, 2023, due to MUPs increasing by 54.8%, partially offset by ARPMUP decreasing by 9.9% as compared to the three months ended September 30, 2023. The increase in MUPs was due to strong player retention and acquisition across our Sportsbook and iGaming product offerings, the expansion of our Sportsbook product offering into new jurisdictions and the Jackpocket Transaction. The decrease in ARPMUP was due to lower ARPMUP for Jackpocket customers compared to customers for DraftKings’ existing product offerings prior to the Jackpocket Transaction, partially offset by structural improvement in our Sportsbook hold percentage and improved promotional reinvestment for Sportsbook and iGaming.

Cost of Revenue. Cost of revenue increased $199.0 million, or 36.6%, to $742.4 million in the three months ended September 30, 2024, from $543.5 million in the three months ended September 30, 2023. The increase was due, in part, to revenue growth from our expanded product and jurisdictional footprint, including the launch of our Sportsbook product offering in Ohio, Massachusetts, Kentucky and Maine throughout 2023, as well as in Vermont, North Carolina and Washington, D.C. in 2024. In particular, the cost of revenue increase was primarily attributable to an increase in our variable expenses, such as gaming taxes and payment processing fees, which increased $117.2 million and $20.2 million, respectively. The remaining increase was primarily attributable to an increase in our variable platform costs resulting from additional customer activity and an increase in amortization of intangible assets of $39.5 million.

Cost of revenue as a percentage of revenue decreased by 1.0% to 67.8% in the three months ended September 30, 2024, as compared to 68.8% in the three months ended September 30, 2023, reflecting, in part, structural improvement in our Sportsbook hold rate and improved promotional reinvestment for our Sportsbook and iGaming product offerings, partially offset by a change in revenue mix from our more mature DFS product offering to our Sportsbook and iGaming product offerings, which, in general, produce revenue at a higher cost per revenue dollar relative to our more mature DFS product offering.

Sales and Marketing. Sales and marketing expense increased $26.6 million, or 8.5%, to $339.9 million in the three months ended September 30, 2024, from $313.3 million in the three months ended September 30, 2023. The increase was primarily attributable to higher advertising costs of $11.8 million and higher stock-based compensation expense of $2.6 million.

Product and Technology. Product and technology expense increased $14.6 million, or 16.4%, to $103.6 million in the three months ended September 30, 2024, from $89.0 million in the three months ended September 30, 2023 due to increased headcount in our product and engineering departments.

General and Administrative. General and administrative expense increased $77.4 million, or 59.2%, to $208.1 million in the three months ended September 30, 2024, from $130.8 million in the three months ended September 30, 2023. This increase was primarily driven by $27.8 million in expense related to the discontinuance of our Reignmakers product offering, $7.5 million in termination expenses related to a market access agreement, an increase in non-core litigation expense of $16.6 million, and an increase in advocacy expense of $6.0 million.

Interest Income (Expense), net. We recorded net interest income of $8.3 million in the three months ended September 30, 2024, compared to $13.8 million in the three months ended September 30, 2023, due to fluctuations in cash balances and interest rates.
Gain (Loss) on Remeasurement of Warrant Liabilities. We recorded a nominal gain on remeasurement of warrant liabilities in the three months ended September 30, 2024, compared to a loss of $7.8 million in the three months ended September 30, 2023, due to changes in the underlying share price of our Class A common stock.
Other (Loss) Gain, net. We recorded a loss of $4.6 million in the three months ended September 30, 2024, as compared to a loss of $1.2 million in the three months ended September 30, 2023, primarily due to the $5.8 million loss on the sale of VSIN.
Net Loss. Net loss increased by $10.6 million to a net loss of $293.7 million in the three months ended September 30, 2024, as compared to a net loss of $283.1 million in the three months ended September 30, 2023, for the reasons discussed above.
Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
The following table sets forth a summary of our consolidated results of operations for the interim periods indicated, and the changes between periods:

	Nine months ended September 30,
(amounts in thousands, except percentages)	2024	2023	$ Change	% Change
Revenue	$3,374,927	$2,434,536	$940,391	38.6%
Cost of revenue	2,115,917	1,575,517	540,400	34.3%
Sales and marketing	896,318	909,943	(13,625)	(1.5)%
Product and technology	285,051	266,999	18,052	6.8%
General and administrative	547,461	427,493	119,968	28.1%
Loss from operations	(469,820)	(745,416)	275,596	(37.0)%
Interest income (expense), net	36,280	37,635	(1,355)	(3.6)%
Loss on remeasurement of warrant liabilities	(8,282)	(44,827)	36,545	(81.5)%
Other (loss) gain, net	(5,801)	(1,153)	(4,648)	403.1%
Loss before income tax (benefit) provision and loss from equity method investment	(447,623)	(753,761)	306,138	(40.6)%
Income tax (benefit) provision	(75,208)	3,310	(78,518)	(2,372.1)%
Loss from equity method investment	19	450	(431)	(95.8)%
Net loss	$(372,434)	$(757,521)	$385,087	(50.8)%

Revenue. Revenue increased by $940.4 million, or 38.6%, to $3,374.9 million in the nine months ended September 30, 2024, from $2,434.5 million in the nine months ended September 30, 2023. The increase was primarily attributable to our online gaming revenues, which increased $970.4 million, or 41.2%, to $3,323.7 million in the nine months ended September 30, 2024, from $2,353.3 million in the nine months ended September 30, 2023, due to MUPs increasing by 41.0% and partially offset by a 1.0% decrease in ARPMUP as compared to the nine months ended September 30, 2023. The increase in MUPs was due to strong player retention and acquisition across our Sportsbook and iGaming product offerings, the expansion of our Sportsbook product offering into new jurisdictions and the Jackpocket Transaction. The decrease in ARPMUP was due to lower ARPMUP for Jackpocket customers, compared to customers for DraftKings’ existing product offerings prior to the Jackpocket Transaction, partially offset by structural improvement in our Sportsbook hold percentage and improved promotional reinvestment for Sportsbook and iGaming.

Cost of Revenue. Cost of revenue increased $540.4 million, or 34.3%, to $2,115.9 million in the nine months ended September 30, 2024, from $1,575.5 million in the nine months ended September 30, 2023. The increase was due, in part, to revenue growth from our expanded product and jurisdictional footprint, including the launch of our Sportsbook product offering in Ohio, Massachusetts, Kentucky and Maine throughout 2023, as well as in Vermont, North Carolina and Washington, D.C. in 2024. In particular, the cost of revenue increase was primarily attributable to an increase in our variable expenses, such as gaming taxes and payment processing fees, which increased $327.3 million and $72.3 million, respectively. The remaining increase was primarily attributable to an increase in our variable platform costs resulting from additional customer activity.

Cost of revenue as a percentage of revenue decreased by 2.0 percentage points to 62.7% in the nine months ended September 30, 2024, as compared to 64.7% in the nine months ended September 30, 2023, reflecting, in part, structural improvement in our Sportsbook hold rate and improved promotional reinvestment for our Sportsbook and iGaming product offerings, partially offset by a change in revenue mix from our more mature DFS product offering to our Sportsbook and iGaming product offerings, which, in general, produce revenue at a higher cost per revenue dollar relative to our more mature DFS product offering.

Sales and Marketing. Sales and marketing expense decreased $13.6 million, or 1.5%, to $896.3 million in the nine months ended September 30, 2024, from $909.9 million in the nine months ended September 30, 2023. The decrease was partially attributable to reduced stock-based compensation expense of $3.9 million.

Product and Technology. Product and technology expense increased $18.1 million, or 6.8%, to $285.1 million in the nine months ended September 30, 2024, from $267.0 million in the nine months ended September 30, 2023 primarily due to increased headcount in our product and engineering departments.

General and Administrative. General and administrative expense increased $120.0 million, or 28.1%, to $547.5 million in the nine months ended September 30, 2024, from $427.5 million in the nine months ended September 30, 2023. This increase was primarily driven by an increase in transaction-related costs of $23.2 million, an increase in non-core litigation cost of $30.0 million, $27.8 million in expense related to the discontinuance of Reignmakers product offering, $7.5 million in termination expenses related to a market access agreement, and an increase in advocacy expense of $6.3 million.

Interest Income (Expense), net. We recorded net income interest of $36.3 million in the nine months ended September 30, 2024, compared to $37.6 million in the nine months ended September 30, 2023, due to fluctuations in cash balances and interest rates.
Loss on Remeasurement of Warrant Liabilities. We recorded a loss on remeasurement of warrant liabilities of $8.3 million in the nine months ended September 30, 2024, compared to a loss of $44.8 million in the nine months ended September 30, 2023, due to changes in the underlying share price of our Class A common stock.
Other (Loss) Gain, net. We recorded a loss of $5.8 million in the nine months ended September 30, 2024, as compared to a gain of $1.2 million in the nine months ended September 30, 2023, primarily due to the $5.8 million loss on the sale of VSIN.
Net Income (Loss). Net income (loss) improved by $385.1 million to a net loss of $372.4 million in the nine months ended September 30, 2024, as compared to a net loss of $757.5 million in the nine months ended September 30, 2023, for the reasons discussed above.
Liquidity and Capital Resources
We had $877.8 million in cash and cash equivalents as of September 30, 2024 (excluding restricted cash and cash reserved for users, which we segregate on behalf of our paid users for all jurisdictions and product offerings). We believe our cash on hand is sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months. We will continue to evaluate our long-term operating performance and cash needs and believe we are well positioned to continue to fund the operations of our business long-term.
Debt. In March 2021, we issued zero-coupon convertible senior notes in an aggregate principal amount of $1,265.0 million (the “Convertible Notes”). The Convertible Notes mature on March 15, 2028, subject to earlier conversion, redemption or repurchase. In connection with the pricing of the Convertible Notes and the exercise of the option to purchase additional Convertible Notes, we entered into privately negotiated capped call transactions (the “Capped Call Transactions”). The Capped Call Transactions are expected generally to reduce potential dilution to DraftKings Inc.’s Class A common stock upon any conversion of the Convertible Notes. The net cost of $124.0 million incurred to enter into the Capped Call Transactions was recorded as a reduction to additional paid-in capital on the Company’s consolidated balance sheet. As of September 30, 2024, the Convertible Notes, net of issuance costs, balance was $1,255.8 million.

Revolving Credit Facility. On November 7, 2024, the Company entered into a credit agreement with various financial institutions, as lenders, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, providing for a senior secured revolving credit facility of up to $500.0 million. In conjunction with the new credit agreement and revolving credit facility, the Company’s previous credit agreement and revolving line of credit were terminated.

Leases. We have lease arrangements for certain corporate office facilities, data centers, and motor vehicles. As of September 30, 2024, the Company had lease obligations of $87.0 million, with $11.3 million payable within 12 months.
Other Purchase Obligations. We have certain non-cancelable contracts with vendors, licensors and others requiring us to make future cash payments. As of September 30, 2024, these purchase obligations were $1,031.6 million, with $128.7 million payable in the remainder of 2024.

Stock Repurchase Program. On July 30, 2024, our Board of Directors authorized the repurchase of an aggregate of up to $1.0 billion of our Class A common stock through open market purchases, privately negotiated transactions or other transactions in accordance with applicable securities laws. As of September 30, 2024, we have not purchased any shares of Class A common stock under this stock repurchase program.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
(amounts in thousands)	2024	2023
Net cash provided by (used in) operating activities	$92,578	$(73,818)
Net cash used in investing activities	(488,184)	(66,918)
Net cash used in financing activities	(71,372)	(50,509)
Net decrease in cash and cash equivalents, restricted cash, and cash reserved for users	(466,978)	(191,245)
Cash and cash equivalents, restricted cash, and cash reserved for users at beginning of period	1,623,493	1,778,825
Cash and cash equivalents, restricted cash, and cash reserved for users at end of period	$1,156,515	$1,587,580
Operating Activities. Net cash provided by (used in) operating activities in the nine months ended September 30, 2024 was $92.6 million, compared to $73.8 million used in operating activities in the nine months ended September 30, 2023, mainly reflecting an improvement in net loss, net of non-cash items, of $320.3 million, offset by changes in operating assets and liabilities.
Investing Activities. Net cash used in investing activities during the nine months ended September 30, 2024 increased by $421.3 million to $488.2 million, compared to $66.9 million in the nine months ended September 30, 2023, mainly reflecting an increase in cash paid for acquisitions, net of cash acquired, of $392.5 million.
Financing Activities. Net cash used in financing activities during the nine months ended September 30, 2024 increased by $20.9 million to $71.4 million, compared to $50.5 million in the nine months ended September 30, 2023, primarily reflecting increased cost of purchasing treasury stock related to the satisfaction of withholding taxes due upon the vesting of restricted stock units.

Commitments and Contingencies
Refer to Note 12 of our unaudited condensed consolidated financial statements included elsewhere in this Report for a summary of our commitments as of September 30, 2024.
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

During the nine months ended September 30, 2024, there were no changes to the critical accounting estimates discussed in the 2023 Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in our exposure to market risk during the nine months ended September 30, 2024. Refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the 2023 Annual Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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
On April 9, 2024, IG dismissed the district court litigation without prejudice. On May 7, 2024, DraftKings filed a motion for attorneys’ fees under 35 U.S.C. § 285. On June 11, 2024, IG filed its opposition to DraftKings’ motion for attorneys’ fees. On July 2, 2024, DraftKings filed its reply in support of its motion for attorneys’ fees. On October 29, 2024, the court denied DraftKings’ motion for attorney’s fees.

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

On September 10, 2024, WinView filed a letter with the district court seeking a 60-day continuance to transition new counsel for WinView into the matter. On September 11, 2024, the court granted the request and ordered the parties to submit a joint status report on November 12, 2024.
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
Securities Matters Arising From the Hindenburg Report and Related Matters

Beginning on July 9, 2021, the Company received subpoenas from the SEC seeking documents concerning, among other things, allegations concerning SBTech that were contained in a report published about the Company on June 15, 2021 by Hindenburg Research, as well as the Company’s adherence to and disclosures regarding its compliance policies and procedures, and related matters. In September 2024, the Company entered into a settlement with the SEC regarding alleged violations of Regulation FD in connection with the disclosure on July 27, 2023 of certain information concerning DraftKings’ business through certain social media platforms. Without admitting or denying the substantive allegations, DraftKings agreed to the entry of a cease and desist order and the payment of a $200,000 penalty. Following the settlement, the Company considers that all the above SEC matters have concluded.
Matters Related to the GNOG Transaction

On August 12, 2022, a putative class action was filed in Nevada state District Court in Clark County against Golden Nugget Online Gaming, Inc. (“GNOG Inc.”), the Company and one of its officers and two affiliates, as well as former officers or directors and the former controlling stockholder of GNOG Inc. and Jefferies LLC. The lawsuit asserts claims on behalf of a putative class of former minority stockholders of GNOG Inc. alleging that certain former officers and directors of GNOG Inc. and its former controlling stockholder (Tilman Fertitta and/or Fertitta Entertainment, Inc.) breached their fiduciary duties to minority stockholders of GNOG Inc. in connection with the GNOG Transaction, and the other defendants aided and abetted the alleged breaches of fiduciary duty. On November 1, 2022, defendants filed motions to dismiss the action on the procedural grounds of improper forum and lack of personal jurisdiction over certain defendants or, in the alternative, to stay the action pending resolution of parallel proceedings in the Delaware Court of Chancery. On May 24, 2023, the court (i) granted the motions to dismiss for improper forum with respect to GNOG Inc. and its former officers and directors other than Mr. Fertitta, as well as Jefferies LLC, (ii) denied the motions to dismiss for improper forum with respect to the Company and its officer and two affiliates, as well as Mr. Fertitta and Fertitta Entertainment, Inc., and (iii) granted the non-dismissed defendants’ alternative request to stay the action for at least nine months pending resolution of parallel proceedings in the Delaware Court of Chancery. On June 29, 2023, the plaintiff filed a motion for reconsideration of the court’s order insofar as it found certain claims subject to a Delaware forum requirement. On July 27, 2023, defendants filed oppositions to the plaintiff’s motion for reconsideration, and certain defendants filed countermotions for certification of final judgment as to the claims that the court previously dismissed pursuant to its May 24, 2023 order. On October 1, 2023, the court entered an order (1) denying the motion for reconsideration and (2) granting the motion for certification of final judgment as to the defendants whose claims against them previously were dismissed. On January 18, 2024, the court entered a stipulated order extending the stay until resolution of the parallel proceedings in Delaware Chancery Court. On August 30, 2024, DraftKings filed a motion for summary judgment. On September 15, 2024, the court entered a stipulated order dismissing the action with prejudice.
On September 9, 2022, two similar putative class actions were filed in the Delaware Court of Chancery against former directors of GNOG Inc. and its former controlling stockholder, one of which also names the Company and Jefferies Financial Group, Inc. as defendants. These pending actions in Delaware assert substantially similar claims on behalf of a putative class of former minority stockholders of GNOG Inc. alleging that certain former officers and directors of GNOG Inc. and its former controlling stockholder (Tilman Fertitta) breached their fiduciary duties to minority stockholders of GNOG Inc. in connection with the GNOG Transaction, and one of the actions also alleges that the Company and Jefferies Financial Group, Inc. aided and abetted the alleged breaches of fiduciary duty. On October 12, 2022, the Delaware Court of Chancery consolidated these two actions under the caption In re Golden Nugget Online Gaming, Inc. Stockholders Litigation. On October 29, 2022, the court appointed co-lead plaintiffs in the consolidated action. On November 3, 2022, co-lead plaintiffs designated an operative complaint in the consolidated action. On January 13, 2023, defendants filed a motion seeking dismissal of the action. On June 8, 2023, the court denied defendants’ motion to dismiss. At a mediation held on January 24, 2024, the parties reached an agreement in principle to settle the Delaware action, which was reflected in a written settlement agreement, dated March 1, 2024. On July 9, 2024, the court entered its Order and Final Judgment approving the settlement and dismissing the action with prejudice. The Order and Final Judgment is now final as no appeal was filed by the August 8, 2024 deadline.
AG 18, LLC d/b/a/ Arrow Gaming
On August 19, 2021, AG 18, LLC d/b/a/ Arrow Gaming (“Arrow Gaming”) filed a complaint against the Company in the United States District Court for the District of New Jersey alleging that the Company’s DFS and Casino product offerings infringe four patents. On October 12, 2021, Arrow Gaming filed an amended complaint to add one additional patent. The following U.S. Patents are asserted against one or both of the Company’s DFS and Casino product offerings in the amended complaint: (1) U.S. Patent No. 9,613,498, entitled “Systems and Methods For Peer-to-Peer Gaming”; (2) U.S. Patent No. 9,978,205, entitled “Location Based Restrictions on Networked Gaming”; (3) U.S. Patent No. 10,497,220 entitled “Location Based Restrictions on Networked Gaming”; (4) U.S. Patent No. 10,614,657 entitled “Location Based Restrictions on Networked Gaming”; and (5) U.S. Patent No. 11,024,131 entitled “Location Based Restrictions on Networked Gaming” (collectively, the “Arrow Gaming Patents”).
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
On January 21, 2022, the Company filed a motion to dismiss plaintiff’s second amended complaint. On February 22, 2022, plaintiff filed its opposition to the Company’s motion to dismiss plaintiff’s second amended complaint, and on March 25, 2022, the Company filed its reply thereto. On March 7, 2022, the Company filed a motion to disqualify plaintiff’s counsel. On March 21, 2022, plaintiff filed its opposition to the Company’s motion to disqualify plaintiff’s counsel, and on March 28, 2022, the

Company filed its reply thereto. On September 21, 2022, the Company’s motion to dismiss was administratively terminated, pending the outcome of the disqualification motion. On October 4, 2022, the presiding Magistrate Judge denied the Company’s motion to disqualify plaintiff’s counsel. On October 21, 2022, the Company filed a renewed motion to dismiss plaintiff’s complaint. On November 4, 2022, Arrow Gaming filed an opposition to the renewed motion to dismiss. On November 14, 2022, the Company filed its reply in support of the motion to dismiss. On November 4, 2022, the Company filed a motion to stay the case pending resolution of the below-referenced petitions for inter partes review. On November 23, 2022 Arrow Gaming filed an opposition to the motion to stay. On December 2, 2022, the Company filed a reply in support of the motion to stay.
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
The Company filed its motion to dismiss plaintiff’s complaint on February 9, 2022. On April 7, 2022, Plaintiff filed its opposition to the Company’s motion to dismiss, and on April 25, 2022, the Company filed its reply thereto. On September 7, 2022, the Company’s motion to dismiss the complaint was granted. On September 22, 2022, Beteiro filed its notice to appeal the ruling on the motion to dismiss. On October 5, 2022, Beteiro filed a motion for reconsideration of the ruling on the motion to dismiss at the District Court, which was denied by the District Court on November 2, 2022. On March 9, 2023, Beteiro filed its opening appellate brief. DraftKings’ responsive brief was filed on June 9, 2023. Beteiro’s reply brief was filed on July 1, 2023. The Federal Circuit held oral argument on May 7, 2024. On June 21, 2024, the Federal Circuit affirmed the dismissal of Beteiro’s complaint.

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
Between November 29, 2022, and February 7, 2023, the Company filed petitions for inter partes review with the PTAB challenging the validity of the Colossus Patents. The PTAB granted institution of IPRs for each of the ’341 patent, ’969 patent, and the ’822 patent. The PTAB denied institution of IPR for each of the ’516 patent, ’716 patent, ’338 patent and the ’779 patent. On September 11, 2023, the Company filed a request for Director review of the PTAB’s decision not to institute review in the IPR for the ’779 patent. On November 7, 2023, the Director of the U.S. Patent and Trademark Office delegated Director Review of the PTAB’s institution decision in the IPR for the ’779 Patent to the Delegated Review Panel (“DRP”) to determine whether to grant rehearing. On February 21, 2024, the DRP issued a decision vacating the PTAB’s denial of institution of the IPR directed to the ’779 Patent and instructing the PTAB to reconsider institution. On May 15, 2024, the PTAB instituted the

IPR directed to the ‘779 Patent. Colossus filed its Patent Owner Response on August 9, 2024. The Company’s reply is due on November 8, 2024. Colossus’ sur-reply is due on December 20, 2024. Oral argument is schedule for February 20, 2025.

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
Any adverse outcome in the subpoena matters could subject the Company to substantial damages and/or require alterations to the Company’s business. The Company cannot provide any assurance as to the outcome of the subpoena matters.
The Company cannot predict with any degree of certainty the outcome of the subpoena matters or determine the extent of any potential liability or damages. The Company also cannot provide an estimate of the possible loss or range of loss. Any adverse outcome in the subpoena matters could expose the Company to substantial damages, penalties and/or require alterations to the Company’s that may have a material adverse impact on the Company’s operations and cash flows.
Despite the potential for significant damages, the Company does not believe, based on currently available information, that the outcome of the subpoena matters will have a material adverse effect on Company’s financial condition, although the outcome could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.
Shareholder Derivative Litigation Related to DraftKings Marketplace

On May 31, 2023, the first of three substantially similar, putative shareholder derivative actions was filed in Nevada state court by an alleged shareholder of the Company. The actions purport to assert claims on behalf of the Company against certain senior officers and members of the Board of Directors of the Company for breach of fiduciary duty, aiding-and-abetting breach of fiduciary duty, unjust enrichment, and corporate waste based primarily on allegations that the defendants caused or allowed the Company to sell NFTs in violation of applicable law and/or operate the Company as an unregistered broker-dealer or securities exchange in violation of applicable law. Two of the actions also assert that certain of the defendants are liable for causing or allowing the Company to disseminate misleading and inaccurate information to its shareholders in connection with NFTs that are sold and traded on the DK Marketplace. One of the actions also alleges that certain individuals are liable for trading in Company stock at artificially inflated prices. The actions seek unspecified compensatory damages, changes to corporate governance and internal procedures, restitution, disgorgement, costs and attorney’s fees, and other unspecified relief. On October 29, 2024, the court entered a stipulated order consolidating the three actions under the caption In re DraftKings Inc. Stockholder Derivative Litigation and appointed lead counsel and further ordered that plaintiffs shall file a consolidated amended complaint within sixty days.

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
On January 29, 2024, DraftKings served its Motion to Dismiss all of Plaintiffs’ claims. On March 11, 2024, Plaintiffs served their opposition to that motion. DraftKings served its reply brief on April 1, 2024, and the motion papers have been filed with the court. The court held oral argument on July 25, 2024. On August 19, 2024, the court denied the motion to dismiss.
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
Guery

On April 17, 2024, plaintiff Samantha Guery, individually and on behalf of all others similarly situated, filed a purported class action lawsuit against DraftKings in the United States District Court for the Southern District of New York. Among other things, Plaintiff alleges that the Company’s promotion that offered new customers an opportunity to place their first wager “risk free” was (1) “deceptive, unlawful, fraudulent, and unfair” in violation of New York General Business Law Section 349; and (2) false advertising under New York General Business Law Section 350. The plaintiffs are seeking, among other things, injunctive relief, actual damages, punitive damages, treble damages, and attorneys’ fees. On August 9, 2024 plaintiff voluntarily dismissed the lawsuit with prejudice as to plaintiff’s individual claims.
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

On July 12, 2024, DraftKings removed the matter to the United States District Court for the Southern District of Indiana. On August 14, 2024, DraftKings filed a motion to dismiss; on September 18, 2024, Plaintiff filed his opposition; on October 7, 2024, DraftKings filed its reply; and on October 14, 2024, Plaintiff filed a motion for leave to file a surreply, which DraftKings has opposed.
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
Aminov

On September 30, 2024, plaintiff Nerye Aminov, individually and on behalf of others similarly situated, filed a purported class action lawsuit against DraftKings in the Supreme Court of the State of New York, County of Queens. Among other things, Plaintiff alleges that the Company’s promotion that offered new customers an opportunity to earn up to 1,000 in site credits, and related advertisements were unfair or deceptive practices in violation of New York General Business Law §§ 349-350.Plaintiff also asserts claims for intentional misrepresentation, fraudulent inducement, and quasi-contract/unjust enrichment. Plaintiff seeks, among other things, injunctive relief, actual damages, punitive damages, and attorneys’ fees. Plaintiff seeks to certify a nationwide class, with a New York subclass. The complaint has not yet been served.
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
National Football League Players Association

On August 20, 2024, the plaintiffs, National Football League Players Association and National Football League Players Incorporated, filed a complaint against DraftKings in the United States District Court for the Southern District of New York alleging, among other things, that DraftKings breached its Licensing Agreement (the “Agreement”) with the plaintiffs. The plaintiffs are seeking, among other things, payment of all purported unpaid sums due under the Agreement.

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
During the most recent fiscal quarter, except as noted above, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.
Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit Index

Exhibit No.	Description
10.1
Letter Agreement, dated as of July 31, 2024, by and between DraftKings Inc. and Jason Park (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q Quarterly Report for the period ended June 30, 2024 filed with the SEC on August 2, 2024).

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
Date: November 8, 2024
	By:	/s/ Alan W. Ellingson
Name: Alan W. Ellingson
Title: Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Erik Bradbury
Name: Erik Bradbury
Title: Chief Accounting Officer
(Principal Accounting Officer)