Form 10-K
period 2024-12-31
DraftKings Inc.
filed 2025-02-14
CIK 1883685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Yes ☐    No ☒
The aggregate value of voting and non-voting stock held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant's most recently completed second fiscal quarter, was $16.6 billion based upon the closing price reported for such date on the Nasdaq Global Select Market.
As of February 12, 2025, there were 489,956,221 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 393,013,951 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.
Documents Incorporated by Reference:
Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders, or the Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

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

Item 1. Business.

Overview

We are a digital sports entertainment and gaming company. We provide users with online and retail sports betting (together, “Sportsbook”), online casino (“iGaming”) and daily fantasy sports (“DFS”) product offerings, as well as digital lottery courier, media, and other product offerings.

Our mission is to make life more exciting by responsibly creating the world’s favorite real-money games and betting experiences. We accomplish this by creating an environment where our users can find enjoyment and fulfillment through Sportsbook, iGaming, and DFS, as well as digital lottery courier, media, and other product offerings. We are also highly focused on our responsibility as a steward of this new era in real-money gaming. Our ethics guide our decision making, with respect to both the tradition and integrity of sports and our investments in regulatory compliance and consumer protection.

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

Our priorities are to (a) continue to invest in our product offerings, (b) launch our product offerings in new jurisdictions, (c) create replicable and predictable state-level unit economics in sports betting and iGaming and (d) expand our product offerings. When we launch Sportsbook and iGaming product offerings in a new jurisdiction, we invest heavily in user acquisition, retention and cross-selling until the new jurisdiction provides a critical mass of users engaged across our product offerings.

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

Our path to profitability on an annual basis is based on the acceleration of positive contribution profit growth driven by increased revenue and gross profit generation from ongoing efficient customer acquisition enabled by the transition from local to regional to national advertising, strong customer retention, improved monetization from frequency and higher hold percentage, as well as scale benefits from investments in our product offerings and technology and general and administrative functions. In any given period, we expect to achieve profitability on a consolidated adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) basis when total contribution profit exceeds the fixed costs of our business, which depends, in part, on the percentage of the U.S. adult population that has access to our product offerings and the other factors summarized in the section entitled “Cautionary Statement Regarding Forward-Looking Statements”.

During the fiscal years ended December 31, 2024, 2023, and 2022, we had revenue of $4,767.7 million, $3,665.4 million, and $2,240.5 million, respectively; average monthly unique payers (“MUPs”) of 3.7 million, 2.7 million, and 1.9 million, respectively, average revenue per MUP (“ARPMUP”) of $106, $113, and $96, respectively; Sportsbook Handle of $48.1 billion, $37.4 billion, and $23.4 billion, respectively; and Sportsbook Net Revenue Margin of 6.0%, 5.6%, and 4.4%, respectively. Refer to the section entitled “Key Performance Indicators” within Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein for the definition of and additional information regarding our MUPs, ARPMUP, Sportsbook Handle and Sportsbook Net Revenue Margin.

Our Product Offerings

Our revenues are predominantly generated through two product offerings — Sportsbook and iGaming. These two product offerings accounted for 93%, 91%, and 83% of DraftKings’ revenues for the fiscal years ended December 31, 2024, 2023 and 2022, respectively. In addition to our two primary product offerings, we also offer DFS, digital lottery courier, and advertising and sponsorship packages to targeted advertisers across our DFS product offering, free games, and media content.

Below is a description of each of our significant product offerings and services:

Sportsbook - Sportsbook engages consumers in their sports viewing experience. Sports betting involves a user placing a bet by wagering money on an event at fixed odds (“proposition”) determined by DraftKings. In the event the user wins, DraftKings pays out the bet. Our Sportsbook revenue is generated by setting odds that are intended to provide a built-in theoretical margin for each proposition offered to our users. While the actual betting patterns of our users and outcomes of individual events may cause short-term volatility in our revenue and profitability, we believe we can deliver a stable and attractive betting revenue margin over the long term.

Revenue is realized by taking the settled handle for betting markets that have been resolved and subtracting the payouts for these betting markets such that the difference is our gross gaming revenue, or “hold.”

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

Our iGaming product offering consists of a combination of games that we have built in-house and licensed content from suppliers such as International Gaming Technology, iForium, Light & Wonder Inc., Spin, and Evolution for live dealer services. The latter are subject to standard revenue-sharing agreements specific to each supplier, whereby the supplier receives a percentage of our gaming revenue generated from their respective casino games played utilizing our technology. In exchange, DraftKings receives a limited license to offer the games to users in jurisdictions where use is approved by regulatory authorities. Revenue generated through our self-developed major casino games, such as blackjack, results in higher retained revenue by DraftKings.

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

Digital Lottery Courier - Our digital lottery courier product offering facilitates the purchase of official state lottery tickets on behalf of customers through a mobile application or website. Revenue is earned primarily from service fees for processing and fulfilling ticket orders, along with commissions earned from state lotteries on ticket sales and certain winning tickets, where applicable. Revenue is not recognized from the face value of lottery tickets or customer prize winnings, as the service acts solely as a courier and assumes no risk from game outcomes.

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

DraftKings Marketplace - We launched DraftKings Marketplace (“Marketplace”) during the third quarter of 2021. Marketplace was a NFT ecosystem designed for mainstream accessibility that offered curated initial NFT drops (“Primary Sales”) and allowed owners of NFTs on Marketplace to list their NFTs for sale to other Marketplace customers (“Secondary Sales”). Once marked for sale with a chosen selling price, the NFT appeared on the Marketplace secondary market. Customers could browse all available NFTs within the secondary market and could opt to purchase based on the selling price. The revenue we earned on Primary Sales and Secondary Sales was based on a specific percentage of the gross value of each such sale. We also offered NFT-based DFS-style contests through our Reignmakers franchise. The Marketplace and Reignmakers franchise product offerings were discontinued in the third quarter of 2024.

Reducing the revenues attributable to our Sportsbook, iGaming, DFS, digital lottery courier, and Marketplace product offerings is the portion of gross revenue that we allocate to new and existing user incentives and promotions, which are awarded as a result of game play or at our discretion, through loyalty programs, free plays, deposit bonuses, discounts, rebates or other rewards and incentives. These incentives and promotions can be redeemed across multiple product offerings and are generally used to acquire new users, reactivate prior users and increase monetization from active users; therefore, these incentives and promotions are not directly attributable to a specific product offering, but rather attributable at a customer level. We leverage our return-on-investment models that are based on gross profit paybacks, lifetime value, player segmentation and customer and revenue retention to determine appropriate promotional levels.

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

Marketing

User Acquisition and Retention - Our ability to effectively market is paramount to our operational success. Utilizing a blend of analytics and data science as our foundation, we leverage our marketing to acquire, retain and reactivate users while building a trusted consumer-facing brand. We use a variety of free and paid marketing channels, in combination with compelling offers and exciting product innovations, to achieve our objectives. Furthermore, we optimize our marketing spend using data collected since the beginning of our operations, as well as additional data from vendors, partners and data providers. Our marketing spend is based on a return-on-investment model that considers a variety of factors, including the performance of different marketing channels, predicted lifetime value and behavior of users across various product offerings, the location of our users and our estimate of when enabling legislation and regulations for sports betting and iGaming may come to fruition.

Where paid marketing is concerned, we leverage a broad array of advertising channels, including television, radio, social media platforms, search, and influencer marketing. For iGaming, these efforts are concentrated within the specific jurisdictions that have passed enabling legislation and regulations, and in which we operate or intend to operate (which vary on a per-offering basis). For Sportsbook and DFS, much of our advertising is national to realize efficiencies on buying media on the national market vs local. Our marketing expenditures can be highly seasonal based on the sport calendar. Our digital lottery courier marketing through the Jackpocket brand focuses on draw-based and scratch lottery, similarly oriented around legal jurisdictions while leveraging national spending for efficiencies for draw-based lottery.

In addition to traditional paid advertising channels, we cross-promote our product offerings to our users through internal channels such as email and push notifications. Additionally, we encourage our users to refer new users through our “Refer-a-Friend” program.

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

Distribution

We distribute our online sportsbook, iGaming, DFS and digital lottery courier product offerings through various channels, including traditional websites, direct app downloads and global direct-to-consumer digital platforms such as the Apple App Store and the Google Play store. These two digital platforms are the main distribution channels for our product offerings. Our product offerings are delivered as a free application through both the Apple App Store and Google Play Store and are also accessible via mobile and traditional websites. We derive nearly all of our revenue through product offerings distributed via the Apple App Store, Google Play Store and via traditional websites. For all of our product offerings, neither Apple nor Google take any revenue share for distribution.

Intellectual Property

Our business substantially relies on the creation, acquisition, use and protection of intellectual property. Some of this intellectual property is in the form of software code, patented technology and trade secrets that we use to develop and properly run our Sportsbook, iGaming, DFS-related, and digital lottery courier product offerings and related services. We also create intellectual property that includes proprietary sports betting, iGaming, digital lottery courier, and DFS-related technology and content, as well as proprietary data acquired from the use of those product offerings.

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

In addition to these contractual arrangements, we also rely on a combination of trade secret, copyright, trademark, trade dress, domain name and patents to protect our product offerings and other intellectual property. We typically own the copyright to the software code to our content, as well as trademarks under which our Sportsbook, iGaming, digital lottery courier, and DFS product offerings and related services are marketed. We pursue the registration of our domain names, trademarks, and service marks in the United States and in locations outside the United States. Our registered trademarks in the United States include “DraftKings,” and the names of certain of our brands, product offerings, services and applications, among others.

Competition

We operate in the global entertainment and gaming industries, primarily with our Sportsbook, iGaming, DFS, and digital lottery courier product offerings. Our users face a vast array of entertainment choices. Other forms of entertainment, such as television, movies, sporting events and in-person casinos, are more well established and may be perceived by our users to offer greater variety, affordability, interactivity and enjoyment. We compete with these and other forms of entertainment for the discretionary time and income of our users.

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

Human Capital Resources

As a multinational technology company with over 5,100 employees located in seven countries, our business success is driven by our highly skilled workforce. With our global technology and product team consisting of over 2,100 employees (which includes over 1,600 engineers), we are well positioned to deliver new, innovative and exciting products to our growing base of customers.

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

We have committed to and formalized employee development programs that support belonging and promote creativity and innovation through various leadership and talent management programs. DraftKings’ talent training programs are designed to provide increased career and internal mobility for our employees, identify development opportunities, and proactively support succession planning.

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

Government Regulation

DraftKings is subject to various U.S. and foreign laws and regulations that affect our ability to operate our Sportsbook, iGaming, DFS, and digital lottery courier product offerings. These product offerings are generally subject to extensive and evolving regulations that could change based on political and social norms and that could be interpreted in ways that could negatively impact our business.

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

Product-Specific Licensing

Sportsbook

As of February 12, 2025, 39 U.S. states, the District of Columbia and Puerto Rico have some form of authorized sports betting. Of those 41 jurisdictions, 33 have legalized online sports betting. 32 of those 33 jurisdictions are live, and DraftKings operates in 26 of them. As of February 12, 2025, we operate our online sports betting product offering via the

DraftKings Sportsbook app in Arizona, Colorado, Connecticut, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, North Carolina, Ohio, Oregon, Pennsylvania, Tennessee, Vermont, Virginia, Washington, D.C., West Virginia, and Wyoming pursuant to our licenses, temporary licenses, or executed vendor agreements granted by the gaming or lottery commission of such states, specifically, the Arizona Department of Gaming, State of Colorado Department of Revenue Division of Gaming, State of Connecticut Department of Consumer Protection, the District of Columbia Office of Lottery and Gaming, the Illinois Gaming Board, the Indiana Gaming Commission, the Iowa Racing and Gaming Commission, the Kansas Racing and Gaming Commission, the Kentucky Horse Racing and Gaming Corporation, the Louisiana Gaming Control Board, the Maine Gambling Control Unit, the Maryland Lottery and Gaming Control Agency, the Massachusetts Gaming Commission, the Michigan Gaming Control Board, the New Hampshire Lottery Commission, the New Jersey Division of Gaming Enforcement, the New York State Gaming Commission, the North Carolina State Lottery Commission, the Ohio Casino Control Commission, the Oregon State Lottery, the Pennsylvania Gaming Control Board, the Tennessee Sports Wagering Council, the Vermont Department of Liquor and Lottery, the Virginia Lottery, the West Virginia Lottery Commission, and the Wyoming Gaming Commission. Additionally, DraftKings operates its online sports betting product offering in the Canadian province of Ontario pursuant to a registration approved by the Alcohol and Gaming Commission of Ontario.

In addition to our DraftKings-branded sports betting product offering, we operate our GNOG-branded online sports betting product offering via the GNOG Sportsbook app in Arizona and Washington pursuant to our licenses granted by the respective state’s gaming or lottery commission as described above.

We also operate retail sportsbooks in Arizona, Colorado, Connecticut, Illinois, Iowa, Kansas, Kentucky, Louisiana, Michigan, Mississippi, New Hampshire, New Jersey, Washington and Wisconsin pursuant to state and/or tribal regulatory regimes.

On May 14, 2018, the U.S. Supreme Court issued an opinion determining that the Professional and Amateur Sports Protection Act (“PASPA”) was unconstitutional. PASPA prohibited certain states from “authorizing by law” any form of sports betting. In striking down PASPA, the U.S. Supreme Court opened the potential for state-by-state authorization of sports betting. Several states and territories, including Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Mississippi, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, North Dakota, Ohio, Oregon, Pennsylvania, Puerto Rico, Rhode Island, South Dakota, Tennessee, Vermont, Virginia, Washington, Washington, D.C., West Virginia, Wisconsin and Wyoming already have authorized some form of sports betting online or in brick-and-mortar establishments. Sports betting in the United States is subject to additional laws, rules and regulations at the state level. See “Risk Factors — Risk Factors Relating to our Business and Industry — Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business. Any change in existing regulations or their interpretation, or the regulatory climate applicable to our product offerings and services, or changes in tax rules and regulations or interpretation thereof related to our product offerings and services, could adversely impact our ability to operate our business as currently conducted or as we seek to operate in the future, which could have a material adverse effect on our financial condition and results of operations.”

iGaming

As of February 12, 2025, we operate our DraftKings-branded iGaming product offering in New Jersey pursuant to a license granted by the New Jersey Division of Gaming Enforcement, in Connecticut pursuant to a license granted by the State of Connecticut Department of Consumer Protection, in Michigan pursuant to a license granted by the Michigan Gaming Control Board, in the Canadian Province of Ontario pursuant to a license granted by the Alcohol and Gaming Commission of Ontario, in Pennsylvania pursuant to a license granted by the Pennsylvania Gaming Control Board, and in West Virginia pursuant to a license granted by the West Virginia Lottery. In addition, we operate our GNOG-branded iGaming product offering in Michigan, New Jersey, Pennsylvania and West Virginia, subject to licenses issued by the Michigan Gaming Control Board, the New Jersey Division of Gaming Enforcement, Pennsylvania Gaming Control Board and the West Virginia Lottery, respectively.

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

Daily Fantasy Sports

As of February 12, 2025, our DFS product offering is available in 44 U.S. states, the District of Columbia, and certain provinces in Canada. In those states that currently require a license or registration for DFS operations, DraftKings has either obtained the appropriate license or registration or a provisional license from the relevant regulatory authority or is operating pursuant to a grandfathering clause that allows operation pending the availability of licensing applications and subsequent grant of a license. Various state laws and regulations govern our licenses, but generally such state laws and regulations define paid fantasy sports, establish the rules concerning the application and licensure procedures for gaming operators in the fantasy sports business and regulate practices for paid fantasy sports deemed to be detrimental to the public interest. As part of the licensing process, we must submit, in some jurisdictions, extensive materials on our operations, including our technology and data security, age verification of contestants, segregation of account funds and responsible gaming initiatives.

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

Summary of Material Risk Factors

Our business is subject to a number of risks, which are discussed more fully below and include, but are not limited to, the following:

•There is significant competition within the global entertainment and gaming industries, and our existing and potential users may be attracted to competing forms of entertainment such as television, movies and sporting events, as well as other entertainment and gaming options on the internet. If our product offerings do not continue to be popular, our business could be harmed.
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
•Despite our security measures, our information technology systems and infrastructure are vulnerable to cybersecurity incidents arising from attacks by hackers or breaches due to employee error, malfeasance or other disruptions. Any such cybersecurity incident could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen, which could damage our reputation, cause a loss of confidence in our product offerings or services, or otherwise adversely affect our business.
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
•Our growth prospects and market potential depend on our ability to obtain licenses to operate in a number of jurisdictions, and if we fail to obtain and subsequently maintain such licenses, our business, financial condition, results of operations and prospects could be impaired.
•We have been, and continue to be, the subject of governmental investigations and inquiries with respect to the operation of our businesses, and we could be subject to future governmental investigations and inquiries, legal proceedings and enforcement actions. Any such investigation, inquiry, proceeding or action, could adversely affect our business.
•Negative events or negative media coverage relating to, or a declining popularity of, sports betting, online sports betting, DFS, the underlying sports or athletes or iGaming, or other negative coverage may adversely impact our ability to retain or attract users, which could have an adverse impact on our business.
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

Risk Factors Relating to Our Business and Industry

There is significant competition within the global entertainment and gaming industries, and our existing and potential users may be attracted to competing forms of entertainment such as television, movies and sporting events, as well as other entertainment and gaming options on the Internet. If our product offerings do not continue to be popular, our business could be harmed.

We operate in the global entertainment and gaming industries. Our users face a vast array of entertainment choices. Other forms of entertainment, such as television, movies, sporting events and in-person casinos, are more well-established and may be perceived by our users to offer greater variety, affordability, interactivity and enjoyment. We compete with these other forms of entertainment for the discretionary time and income of our users. If we are unable to sustain sufficient interest in our Sportsbook, iGaming, DFS and digital lottery courier product offerings in comparison to other forms of entertainment, including new forms of entertainment, our business model may not continue to be viable.

The specific industries in which we operate are characterized by dynamic customer demand and technological advances, and there is significant competition among online gaming and entertainment providers. A number of established, well-financed companies producing online gaming and/or interactive entertainment products and services compete with our product offerings, and other well-capitalized companies may introduce competitive services. Such competitors may spend more money and time on developing and testing products and services, undertake more extensive marketing campaigns, adopt more aggressive pricing or promotional policies or otherwise develop more commercially successful products or services than ours, which could negatively impact our business. Our competitors may also develop products, features, or services that are similar to ours or that achieve greater market acceptance. Such competitors may also undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. Furthermore, new competitors, whether licensed or not, may enter the gaming industry. There has also been considerable consolidation among competitors in the entertainment and gaming industries, and such consolidation and future consolidation could result in the formation of larger competitors with increased financial resources and altered cost structures, which may enable them to offer more competitive products, gain a larger market share, expand product offerings and broaden their geographic scope of operations. If we are not able to maintain or improve our market share, or if our product offerings do not continue to be popular, our business could suffer.

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

The global and U.S. economies experienced tepid growth immediately following the global financial crisis in 2008 – 2009 and more recently experienced a period of increased volatility during the global COVID-19 pandemic. Ongoing or intensifying economic weakness, including recessions, economic slowdowns, uncertainties in the global financial markets and other adverse economic conditions, including inflation, changes in monetary policy and increased interest rates, actual or perceived instability in the global banking sector, changes in the labor market, supply chain disruptions or other changes in economic and political conditions may result in a material adverse effect on our business, financial condition, results of operations or prospects.

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

We conduct business in numerous countries that carry high levels of currency, political, compliance and economic risk. For example, we have offices in Ukraine and Israel, and the military conflict between Russia and Ukraine and the evolving conflict in the Middle East and any business interruptions or other spillover effects from such conflicts could adversely affect our operations. Operations in non-U.S. jurisdictions can present many risks, including volatility in gross domestic product and rates of economic growth, financial and governmental instability, cultural differences (such as employment and business practices) and the imposition of exchange and capital controls.

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

The United States and other countries may implement actions, including trade actions, tariffs, export controls, and sanctions, against other countries or localities, which along with any retaliatory measures could increase costs, adversely affect our operations, or adversely affect our ability to meet contractual and financial obligations. For example, in response to the conflict between Russia and Ukraine, the U.S. government and other governments have imposed a series of sanctions against certain Russian government, government-related, and other entities and individuals, together with enhanced export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. The governments of other jurisdictions in which we operate, such as the European Union and Canada, have also implemented additional sanctions or other restrictive measures. Additionally, it is possible that the Russia-Ukraine conflict or the evolving conflict in the Middle East may escalate or expand, and the scope, extent and duration of the military action, current or future sanctions and resulting market and geopolitical disruptions could be significant. While to date sanctions and export controls have not had a material impact on our business, it is possible that these measures, as well as any countervailing responses, could adversely affect us and/or our supply chain, business counterparties or customers.

While these factors and their impact are difficult to predict, any one or more of them could have a material adverse effect on our competitive position, results of operations, financial condition or liquidity.

Reductions in discretionary consumer spending could have an adverse effect on our business, financial condition, results of operations and prospects.

Our business is particularly sensitive to reductions from time to time in discretionary consumer spending. Demand for entertainment and leisure activities, including gaming, can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond our control. Unfavorable changes in general economic conditions, including recessions, economic slowdowns, sustained high levels of unemployment, and rising prices or the perception by consumers of weak or weakening economic conditions, may reduce our users’ disposable income or result in fewer individuals engaging in entertainment and leisure activities, such as sports betting, online gaming or DFS. As a result, we cannot ensure that the demand for our product offerings will remain consistent. Adverse developments affecting economies throughout the world, and particularly in the United States, including a general tightening of availability of credit, decreased liquidity in certain financial markets, inflation, increased interest rates, foreign exchange fluctuations, increased energy costs, the impact of higher tariffs or escalating trade disputes, acts of war or terrorism, transportation disruptions, natural disasters, declining consumer confidence, sustained high levels of unemployment or significant declines in stock markets, as well as concerns regarding pandemics, epidemics and the spread of contagious diseases, could lead to a reduction in discretionary spending on leisure activities, such as our Sportsbook, iGaming, DFS and digital lottery courier product offerings.

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

Our financial results in any given quarter may be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including the impact of seasonality and our betting results, and the other risks and uncertainties set forth herein. In particular, our Sportsbook and DFS operations have significant exposure to, and may be materially impacted by, sporting events and seasons, which can result in short-term volatility in betting win margins and user engagement, thus impacting revenues. While we have been able to forecast revenues from our DFS business with greater precision than for newer product offerings, we cannot provide assurances that consumers will engage with our DFS product offering on a consistent basis. Consumer engagement with our Sportsbook, iGaming, DFS and digital lottery courier product offerings may decline or fluctuate as a result of a number of factors, including the popularity of the underlying sports, the user’s level of satisfaction with our product offerings, our ability to improve and innovate, our ability to adapt our product offerings, outages and disruptions of online services, the availability of live sporting events, the services offered by our competitors, our marketing and advertising efforts or declines in consumer activity generally as a result of economic downturns, among others. Any decline or fluctuation in the recurring portion of our business may have a negative impact on our business, financial condition, results of operations or prospects.

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

Since we were incorporated in 2011, we have experienced cumulative net losses and negative cash flows from operations. We experienced net losses in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) of $507.3 million and $802.1 million in the years ended December 31, 2024 and 2023, respectively. We may continue to experience losses in the future, and we cannot assure you that we will achieve profitability. We may continue to incur significant losses in future periods. We expect our operating expenses to increase in the future as we expand our operations. If our revenue does not grow at a greater rate than our expenses, we will not be able to achieve or maintain profitability. We may incur significant losses in the future for many reasons, including those described in the other risks and uncertainties described in this Annual Report. Additionally, we may encounter unforeseen expenses, operating delays, or other unknown factors that may result in losses in future periods. If our expenses exceed our revenue, our business may be negatively impacted, and we may never achieve or maintain profitability.

Our results of operations fluctuate due to seasonality and other factors and, therefore, our periodic operating results are not guarantees of future performance.

Our Sportsbook and DFS operations fluctuate due to seasonal trends and other factors. A majority of our current Sportsbook and DFS handle and entry fees are and will continue to be generated from bets placed on, or contests relating to, the NFL and the NBA. As such, our historical revenues generally have been highest in the fourth quarter primarily due to the overlapping time frame of the NFL and NBA seasons. In addition, the NFL and NBA have their own respective off-seasons, which may cause decreases in our revenues during such periods. In addition, we believe that significant sporting events such as the playoffs and championship games tend to impact, among other things, revenues from operations, key metrics and customer activity, and, as such, our revenues may be impacted when those games occur. Our revenues have been, and in the future may be, affected by the scheduling of major sporting events that do not occur annually, such as the World Cup, or the cancellation or postponement of sporting events, such as the postponement of the 2020 Summer Olympic Games that took place in Summer 2021 due to the global COVID-19 pandemic. In addition, certain individuals or teams advancing or failing to advance and their scores and other results within specific tournaments, games or events has in the past, and may in the future, enhance the impact of seasonality and other factors that impact our financial performance.

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

We use artificial intelligence (including generative artificial intelligence), machine learning, data science and similar technologies (collectively, “AI”) in our technology and infrastructure, which may become more important in our operations over time. Our competitors or other third parties may incorporate AI in a similar or different manner, and may do so more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, materials, software, or recommendations that AI produces or assists in producing are, or are alleged to be, infringing or otherwise violating of others’ rights (including intellectual property rights), or illegal, we may be subject to legal liability or our business, reputation, financial condition, and results of operations may otherwise be adversely affected.

The use of AI (and, in particular, generative AI) can lead to unintended consequences, including the generation of outputs that appear correct but are factually inaccurate, misleading, or are otherwise flawed, which could harm our reputation and business. The content, analysis, materials, software, recommendations and other outputs produced by AI (and, in particular, generative AI), may be subject to limited or no intellectual property or other proprietary protection. We may lose intellectual property and other proprietary rights in any data, content, confidential information, trade secrets, or other materials that we provide as inputs to AI technology. If we are unable to assert proprietary rights in such outputs or inputs against use by third parties, we may experience competitive harm, and our financial condition and results of operations may be adversely affected.

In addition, the use of AI may result in violations of applicable data security or data privacy laws, or in cybersecurity incidents that implicate the personal data of end customers, employees or other third parties. Any such violation or cybersecurity incidents related to our use of AI could result in legal liability or otherwise adversely affect our reputation and results of operations. If our use of AI becomes controversial, we may experience brand or reputational harm or competitive harm. AI is subject to a dynamic and rapidly evolving legal and regulatory environment, the extent and scope of which may in many instances be uncertain and may vary (or conflict) across jurisdictions. Compliance with existing and potential government regulation of AI, may require significant resources, including to develop, test and maintain platforms, offerings, services, and features to help us implement AI in accordance with applicable law, and to minimize other adverse effect on our results of operations.

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

Our technology infrastructure is critical to the performance of our product offerings and to user satisfaction. However, our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. We cannot assure you that the measures we take to prevent, detect or hinder cybersecurity incidents; protect our systems, data and user information; prevent outages, data or information loss and fraud; and prevent or detect security breaches, including a disaster recovery strategy for server and equipment failure and back-office systems and the use of third parties for certain cybersecurity services, will provide absolute security. We have experienced, and we may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, cybersecurity incidents and capacity constraints. Such disruptions have not had a material impact on us; however, future disruptions from unauthorized access to, fraudulent manipulation of, or tampering with our computer systems and technological infrastructure, or those of third parties, could result in a wide range of negative outcomes, each of which could materially adversely affect our business, financial condition, results of operations and prospects.

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

If our user base and engagement continue to grow, and the amount and types of product offerings continue to grow and evolve, we will need an increasing amount of technical infrastructure, including network capacity, computing power and possible increasing reliance on third party providers, to continue to satisfy our users’ needs. Such infrastructure expansion may be complex, and unanticipated delays in completing these projects or availability of components may lead to increased project costs, operational inefficiencies, or interruptions in the delivery or degradation of the quality of our product offerings. In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, which may only become evident after we have started to fully use the underlying equipment or software, that could further degrade the user experience or increase our costs. As such, we could fail to continue to effectively scale and grow our technical infrastructure to accommodate increased demands. In addition, our business may be subject to interruptions, delays or failures resulting from adverse weather conditions, other natural disasters, power loss, terrorism, cybersecurity incidents, public health emergencies or other catastrophic events.

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

Despite our security measures, our information technology systems and infrastructure are vulnerable to cybersecurity incidents arising from attacks by hackers or breaches due to employee error, malfeasance or other disruptions. Any such cybersecurity incident could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen, which could damage our reputation, cause a loss of confidence in our product offerings or services, or otherwise adversely affect our business.

The secure maintenance and transmission of user information is a critical element of our operations. Our information technology and other systems that maintain and transmit user information, or that of service providers, business counterparties or employees have in the past been, and in the future may be, compromised by a malicious third-party penetration of our network security, or that of a third-party service provider or business counterparty, or impacted by intentional or unintentional actions or inaction by our employees, or those of a third-party service provider or business counterparty. As a result of any such cybersecurity incident, our users’ information and funds may be lost, disclosed, accessed or taken without our users’ consent. We have experienced, and we expect that in the future we will experience, cybersecurity incidents, attempts to breach our information technology systems and other similar incidents. For example, we have been, and expect that we will continue to be, subject to attempts to gain unauthorized access to or through our information systems or those we develop for our customers, whether by our employees or third-party service providers or business counterparties, including cyber-attacks by computer programmers and hackers who may develop and deploy viruses, worms or other malicious software programs into our information technology systems and infrastructure. To date, these cybersecurity incidents have not had a material impact on our operations or financial results, but we cannot provide assurance that they will not have a material impact in the future.

We rely on encryption and authentication technology licensed from third parties in an effort to securely transmit confidential and sensitive information, including credit card numbers. Advances in computer capabilities, new technological discoveries or other developments may result in the whole or partial failure of this technology to protect transaction data or other confidential and sensitive information from being breached or compromised. In addition, websites are often attacked through compromised credentials, including those obtained through phishing and credential stuffing. Our cybersecurity measures, and those of our third-party service providers, may not prevent, detect or hinder all attempts to breach our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our websites, networks and systems or that we or such third parties otherwise maintain, including payment card systems, which may subject us to fines or higher transaction fees or limit or terminate our access to certain payment methods. We and such third parties may not anticipate, detect or prevent all types of attacks until after they have already been launched. For example, beginning in November 2022, DraftKings was the target of potential credential stuffing attacks, in which it appears that one or more bad actors may have obtained login credentials from a non DraftKings source and used the credentials to access certain DraftKings players’ accounts. Further, techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers.

In addition, cybersecurity incidents can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by third parties or failures to detect or adequately respond to breaches of our security measures. These risks increase over time as the complexity and number of technical systems and applications we use also increases. Breaches of our security measures or those of our third-party service providers or cybersecurity incidents have in the past been, and in the future could, result in unauthorized access to our sites, networks and systems; unauthorized access to and misappropriation of user information, including users’ personally identifiable information, or other confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our sites, networks or systems; deletion or modification of content or the display of unauthorized content on our sites; interruption, disruption or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; litigation, regulatory action and other potential liabilities. In the past, we have experienced social engineering, phishing, malware and similar attacks and threats of denial-of-service attacks, none of which to date has been material to our business; however, such breaches could in the future have a material adverse effect on our operations. If any of these breaches of security should occur and be material, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches, and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. We cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

In addition, users may experience password or other compromises unrelated to our systems that enable an unauthorized party to access or obtain the user’s transaction data or personal information, resulting in the perception that our systems are insecure. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data protection, data security, network and information systems security and other laws and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition, results of operations and prospects. We continue to devote significant resources to protect against cybersecurity incidents and we may need to in the future to address problems caused by breaches, including notifying affected users, investigating the matter, and responding to any resulting litigation or regulatory investigation or action, which in turn, diverts resources from the growth and expansion of our business.

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

We rely on a limited number of third-party payment processors to process deposits and withdrawals made by our users. If any of our third-party payment processors terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate payment processor, and may not be able to secure similar terms or replace such payment processor in an acceptable time frame. Further, the software and services provided by our third-party payment processors may not meet our expectations, may contain errors or vulnerabilities or may be compromised or experience outages. Any of these risks could cause us to lose our ability to accept online payments or other payment transactions, make timely payments to our users or access funds or credit in such payment processors or systems, any of which could make our technology less trustworthy and convenient, adversely affect our ability to attract and retain our users and negatively impact our working capital position.

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

We rely on third-party sports data providers for real-time and accurate data for sporting events for our Sportsbook and DFS products, and if such third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition and results of operations could be adversely affected.

We rely on third-party sports data providers, such as SportRadar and Genius Sports, among others, to obtain accurate information regarding schedules, results, performance and outcomes of sporting events for our Sportsbook and DFS products. We rely on this data to determine when and how bets are settled and how contestants rank in their DFS contests. We have experienced, and may continue to experience, errors in these data feeds, which may result in us incorrectly settling bets or ranking contestants in their DFS contests. If we cannot adequately resolve the issue with our users, our users may have a negative experience with our product offerings, our brand or reputation may be negatively affected, our users may be less inclined to continue or resume utilizing our product offerings or recommend our product offerings to other potential users and we may be subject to litigation. As such, a failure or significant interruption in our data feed service may harm our reputation, business and operating results.

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

In addition, any misappropriation of, or access to, users’ or other proprietary information or other breach of our information security could result in legal claims or legal proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, including for failure to protect personal information or for misusing personal information, which could disrupt our operations, force us to modify our business practices, damage our reputation and expose us to claims from our users, regulators, employees and other persons, any of which could have an adverse effect on our business, financial condition, results of operations and prospects. For example, beginning in November 2022, DraftKings was the target of potential credential stuffing attacks, in which it appears that one or more bad actors may have obtained login credentials from a non DraftKings source and used the credentials to access certain DraftKings players’ accounts.

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

We were founded in 2011 with a singular focus on the DFS industry and initially focused our efforts on growing our DFS product offering. In 2018, we expanded our product offerings to include our Sportsbook and iGaming product offerings. In 2021, we expanded our media offering and launched Marketplace, which we discontinued in 2024. In 2024, with the acquisition of Jackpocket, we added a new digital lottery courier product offering. We have rapidly expanded and we anticipate expanding further as new product offerings mature and as we pursue our growth strategies.

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

Although we intend to continue investing in our research and development efforts, if new or enhanced product offerings fail to engage our users or partners, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, any of which may seriously harm our business. In addition, management may not properly ascertain or assess the risks of new initiatives, and subsequent events may alter the risks that were evaluated at the time we decided to execute any new initiative. Developing and creating additional product offerings can also divert management’s attention from other business issues and opportunities. Even if our new product offerings attain market acceptance, those new product offerings have in certain cases cannibalized, and in the future could continue to cannibalize, the market share of our existing product offerings or share of our users’ wallets in a manner that may negatively impact our business. For example, we have historically observed that revenue from our DFS product offering tends to decline in a state following the launch of our Sportsbook product offering in that state. Furthermore, such expansion of our business increases the complexity of our business and places an additional burden on our management, operations, technical systems and financial resources, and we may not recover the often-substantial up-front costs of developing and marketing new product offerings or recover the opportunity cost of diverting management and financial resources away from other product offerings. In the event of continued growth of our operations, product offerings or in the number of third-party relationships, we may not have adequate resources, operationally, technologically or otherwise to support such growth, and the quality of our technology, product offerings or our relationships with third parties could suffer. In addition, failure to effectively identify, pursue and execute new business initiatives, or to efficiently adapt our processes and infrastructure to meet the needs of our innovations, may adversely affect our business, financial condition, results of operations and prospects.

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

Our ability to achieve growth in revenue in the future will depend, in large part, upon our ability to attract new users to our product offerings, retain existing users of our product offerings and reactivate users in a cost-effective manner. Achieving growth in our community of users may require us to increasingly engage in sophisticated and costly sales and marketing efforts, which may not have a favorable return on investment. We have used and expect to continue to use a variety of free and paid marketing channels, in combination with compelling offers and exciting games to achieve our objectives. For paid marketing, we leverage a broad array of advertising channels, including television, radio, social media platforms, such as Facebook, Instagram, X (formerly Twitter) and Snapchat, affiliates and paid and organic search, and other digital channels, such as mobile display. If the search engines on which we rely modify their algorithms, change their terms around gaming, or if the prices at which we may purchase listings increase, then our costs could increase, and fewer users may click through to our website. If links to our website are not displayed prominently in online search results, if fewer users click through to our website, if our other digital marketing campaigns are not effective, or if the costs of attracting users with any of our current methods significantly increase, then our ability to efficiently attract new users could be reduced, our revenue could decline and our business, financial condition and results of operations could be harmed.

In addition, our ability to increase the number of users of our product offerings will depend on continued user adoption of Sportsbook, iGaming, DFS, digital lottery courier, and other product offerings. Growth in the gaming industry and the level of demand for and market acceptance of our product offerings will be subject to a high degree of uncertainty. We cannot assure you that consumer adoption of our product offerings will continue or exceed current growth rates, or that the industry will achieve more widespread acceptance.

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

The substantial majority of our users access our Sportsbook, iGaming, DFS and digital lottery courier product offerings primarily on mobile devices, and we believe that this will continue to be increasingly important to our long-term success. Our business model depends upon the continued compatibility between our apps and the major mobile operating systems. Third parties with whom we do not have any formal relationships control the design of mobile devices and operating systems. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or modify existing ones. Network carriers may also impact the ability to download apps or access specified content on mobile devices.

In addition, we rely upon third-party platforms for distribution of our product offerings. Our DFS product offering is delivered as a free application through both the Apple App Store and the Google Play Store and is also accessible via mobile and traditional websites. Our Sportsbook and iGaming product offerings are primarily distributed through the Apple App Store and a traditional website. Our digital lottery courier product offering is primarily distributed through both the Apple App Store and the Google Play Store and a traditional website. The Google Play Store and Apple App Store are global application distribution platforms and the main distribution channels for our apps. As such, the promotion, distribution and operation of our apps are subject to the respective distribution platforms’ standard terms and policies for application developers, which are broad and subject to frequent changes and interpretation. Such changes could limit, eliminate or otherwise interfere with our products, our ability to distribute our applications through the platforms, our ability to update our applications, including to make bug fixes or other feature updates or upgrades, the features we provide, the manner in which we market our products, our ability to access native functionality, or other aspects of mobile devices, and our ability to access information about our users that they collect. Furthermore, the distribution platforms may not enforce their standard terms and policies for application developers consistently and uniformly across all applications and with all publishers.

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

We intend to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new product offerings and features or enhance our existing product offerings and features, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds, which may involve increased funding costs due to rising interest rates. To the extent we use our available funds or borrow under our revolving credit facility, we may need to raise additional funds, and we cannot assure you that additional financing will be available to us on favorable terms, or at all. In addition, our ability to borrow under our revolving credit facility relies on our lenders’ continued operation and ability to fund, as well as our compliance with the terms of the credit agreement. Our ability to obtain additional capital, if and when required, will depend on our business plans, investor demand, our operating performance, capital markets conditions and other factors. If we raise additional funds by issuing equity, equity-linked or debt securities or borrowing loans, those securities or loans may have rights, preferences or privileges senior to the rights of our currently issued and outstanding equity or debt, and our existing stockholders may experience dilution. If we are unable to obtain additional capital when required, or on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges or unforeseen circumstances could be adversely affected, and our business may be harmed.

We may invest in or acquire other businesses, and our business may suffer if we are unable to successfully integrate acquired businesses into our Company or otherwise manage the growth associated with multiple acquisitions.

As part of our business strategy, we have made, and may continue to make, acquisitions as opportunities arise to add new or complementary businesses, products, brands or technologies. In some cases, the costs of such acquisitions may be substantial, including as a result of professional fees, financing costs and due diligence efforts. There is no assurance that the time and resources expended on pursuing a particular acquisition will result in a completed transaction, or that any completed transaction will ultimately be successful. In addition, the assumptions we use to evaluate acquisition opportunities may not prove to be accurate, and intended benefits may not be realized. Our due diligence investigations may fail to identify all of the issues, liabilities or other challenges associated with an acquired business, which could result in increased risk of unanticipated or unknown issues or liabilities, including with respect to privacy, competition and other regulatory matters, and our mitigation strategies for such risks that are identified may not be effective. Further, we may be unable to identify suitable acquisition or strategic investment opportunities, or may be unable to obtain any required financing or regulatory approvals, and therefore may be unable to complete such acquisitions or strategic investments on favorable terms, if at all. We may decide to pursue acquisitions with which our investors may not agree, and we cannot assure you that any acquisition or investment will be successful or otherwise provide a favorable return on investment. In addition, acquisitions and the integration thereof, such as the Jackpocket Transaction, require significant time and resources and place significant demands on our management, as well as on our operational and financial infrastructure. In addition, if we fail to successfully complete transactions or integrate new teams, or integrate the products and technologies associated with these acquisitions into our Company, our business could be materially harmed. Acquisitions have, and may continue to, expose us to operational challenges and risks, including:

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

Our acquisition strategy may not succeed if we are unable to remain attractive to target companies or expeditiously complete transactions. Issuing shares of our Class A common stock to fund an acquisition causes economic dilution to our existing stockholders. If we develop a reputation for being a difficult acquirer or having an unfavorable work environment, or target companies view our Class A common stock unfavorably, we may be unable to consummate key acquisition transactions essential to our corporate strategy and our business may be seriously harmed.

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

Marketplace, which we discontinued in 2024, facilitated the purchase and sale of nonfungible tokens (NFTs). The Company is defending litigation claiming Marketplace NFTs were “securities” under federal and state securities laws. While the Company believes that Marketplace NFTs were not securities, the determination by the court in which the litigation is pending, another court, or by the SEC or another state or foreign regulatory authority is subject to uncertainty and if determined or re-interpreted in the future to have been a security, we may be subject to damages in litigation, regulatory scrutiny, investigations, fines, and other penalties.

In developing, launching and operating Marketplace, the Company analyzed whether the NFTs created for, offered, sold, or traded on, Marketplace (before it was discontinued in 2024) would be deemed “securities” under applicable law. The Company believes that such NFTs were not securities under the U.S. federal securities laws based on the statutory definition of a security under the U.S. federal securities laws, Supreme Court decisions applying the definition of security, other judicial decisions applying the definition of a security, and factors articulated in public communications by representatives of the SEC, no-action letters, and enforcement actions.

The Company is defending litigation filed in March 2023 in federal district court in Massachusetts alleging, among other things, that Marketplace NFTs were securities that were required to be, but were not, registered with the SEC in accordance with federal and Massachusetts law, and that Marketplace was a securities exchange that was not registered as required by federal and Massachusetts law. In addition, beginning in July 2023, the Company received subpoenas from the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts seeking information concerning, among other things, Marketplace and NFTs that were sold on Marketplace, and related matters, and from the SEC seeking documents concerning, among other things, the blockchain on which NFTs that were sold on Marketplace were minted and digital assets and validator nodes associated with that blockchain, and related matters. Our belief that Marketplace NFTs were not securities is a risk-based assessment and not a legal standard nor is it binding on any regulatory authority or court and, notwithstanding our conclusions, we could be subject to legal or regulatory action in the event a court, the SEC or a state or foreign regulatory authority were to determine that a particular NFT offered, sold, or traded on Marketplace was a “security” under applicable law.

The legal test for determining whether a particular digital asset, such as Marketplace NFTs, is a security is a complex and fact-driven analysis and the SEC generally does not provide advance guidance or confirmation on the status of any particular digital asset as a security.

The classification of a digital asset as a security may have wide-ranging implications. For example, a security may generally only be offered or sold in the United States pursuant to a registration statement filed with the SEC or in a transaction that is exempt from registration. Persons that effect transactions in assets that are securities in the United States may be subject to registration with the SEC as a “broker” or “dealer.” Platforms that bring together purchasers and sellers to trade digital assets that are securities in the United States are generally subject to registration as securities exchanges, or must qualify for an exemption. Persons facilitating clearing and settlement of securities may be subject to registration with the SEC as a clearing agency. Foreign jurisdictions may have similar licensing, registration, and qualification requirements.

If the court in which the litigation is pending, another court, the SEC or another state or foreign regulatory authority makes a determination that Marketplace NFTs were securities under applicable law, we could be subject to, among other things, damages in litigation, regulatory scrutiny, investigations, sanctions, civil monetary penalties, injunctions, fines, reputational harm and other penalties, which could negatively impact our business, operating results, and financial condition.

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

We offer our DFS product offering in 25 U.S. states that have adopted legislation permitting online fantasy sports. In those states that currently require a license or registration, we have either obtained the appropriate license or registration, have obtained a provisional license, or are operating pursuant to a grandfathering clause that allows operation pending the availability of licensing applications and subsequent grant of a license.

We also operate our DFS product offering in 19 U.S. states, Washington D.C., and all Canadian provinces except Ontario that, in each case, do not have fantasy sports-specific laws or regulations. In those jurisdictions, our business has been, and in the future may be, subject to future legislative and regulatory action, court decisions or other governmental action that could alter or eliminate our ability to operate. For example, in certain states in which we operate, the applicable office of the Attorney General has issued an adverse legal opinion regarding DFS and other fantasy sports. In the event that one of those Attorneys General decides to take action on the opinion from their office, we may have to withdraw our paid DFS operations from such state, which could have a material adverse effect on our business, financial condition and results of operations.

In May 2018, the U.S. Supreme Court struck down PASPA as unconstitutional. This decision had the effect of lifting federal restrictions on sports betting and thus allowed states to determine the legality of sports betting for themselves. Since the repeal of PASPA, several states (and Washington D.C.) have legalized online sports betting. To the extent new real money gaming or sports betting jurisdictions are established or expanded, we cannot guarantee that we will be successful in entering such new jurisdictions or expanding our business or user base in line with the growth of existing jurisdictions. If we are unable to effectively develop and operate directly or indirectly within these new jurisdictions or if our competitors are able to successfully enter jurisdictions that we cannot access or where we face other restrictions, there could be a material adverse effect on our business, operating results and financial condition. Our failure to obtain or maintain the necessary regulatory approvals in jurisdictions, whether individually or collectively, would have a material adverse effect on our business. See “Business — Government Regulation.” To expand into new jurisdictions, we may need to be licensed and obtain approvals of our product offerings. This is a time-consuming process that can be costly. Any delays in obtaining or difficulty in maintaining regulatory approvals needed for expansion within existing jurisdictions or into new jurisdictions can negatively affect our opportunities for growth, including the growth of our customer base, or delay our ability to recognize revenue from our product offerings in any such jurisdictions.

Further, in June 2024, the U.S. Supreme Court reversed its longstanding approach of judicial deference to administrative interpretations of laws and regulations. This outcome could materially and adversely affect rulemaking and existing agency regulations, and it is uncertain how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the U.S. Supreme Court’s decision could significantly impact consumer protection, advertising, privacy, artificial intelligence, anti-corruption and anti-money laundering practices and other regulatory regimes with which we are required to comply.

Future legislative and regulatory action, and court decisions or other governmental action, may have a material impact on our operations and financial results. Governmental authorities could view us as having violated local laws, despite our efforts to obtain all applicable licenses or approvals. There is also a risk that civil and criminal proceedings, including class actions, brought by or on behalf of prosecutors or public entities or incumbent monopoly providers, or private individuals, could be initiated against us, Internet service providers, credit card and other payment processors, advertisers and others involved in the offering of Sportsbook, iGaming, DFS and digital lottery courier product offerings. Such potential proceedings could involve substantial litigation expense, penalties, fines, seizure of assets, injunctions or other restrictions being imposed upon us or our licensees or other business counterparties, while diverting the attention of key executives. Such proceedings could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as impact our reputation.

There can be no assurance that legally enforceable legislation will not be proposed and passed in jurisdictions relevant or potentially relevant to our business to prohibit, legislate or regulate various aspects of Sportsbook, iGaming, DFS and digital lottery courier product offerings (or that existing laws or regulations in those jurisdictions will not be changed or interpreted negatively). Compliance with any such legislation may have a material adverse effect on our business, financial condition and results of operations, either as a result of our determination that a jurisdiction should be blocked, or because a local license or approval may be costly for us or our business counterparties to obtain and/or such licenses or approvals may contain other commercially undesirable conditions.

Our income tax expense is computed based on tax rates at the time of the respective financial period. Our future effective tax rates, financial condition and results from operations could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes in the tax rules and regulations or the interpretation of tax rules and regulations in the jurisdictions in which we do business or by changes in the valuation of our deferred tax assets. For example, the Organization for Economic Cooperation and Development’s Base Erosion and Profit Sharing Plans, which implements a minimum global effective tax rate of 15%, has aspects that affect accounting periods within our group starting on or after January 1, 2024. We continue to monitor potential impacts related to this legislation as countries implement it and the OECD provides additional guidance. As additional jurisdictions enact such legislation, our effective tax rate and cash tax payments could increase.

Compliance with data privacy and security laws and regulations could require us to incur significant expenses and failure to comply with such laws and regulations could carry penalties and potential criminal sanctions, as well as risk of litigation.

In the context of our European Union ("EU") operations, we may be subject to specific compliance obligations under the General Data Protection Regulation (EU) 2016/679 (the “GDPR”) and associated laws and regulations in different EU Member States in which we operate. In addition, portions of our business established outside the EU may be required to comply with the requirements of the GDPR and associated EU legislation with respect to the offering of products or services to, or the monitoring of, individuals in the EU. We may also be subject to the local privacy and data protection laws of the EU Member States in which we offer products or services. Failure to comply with these EU data protection and privacy laws can carry penalties and potential criminal sanctions, as well as the risk of litigation. In addition, Directive 2002/58/EC (as amended by Directive 2009/136/EC) (together, the “e-Privacy Directive”) governs, among other things, the use of cookies and the sending of electronic direct marketing within the EU and, as such, may apply to our marketing activities within the EU. Following Brexit, the UK has adopted its own data protection and direct marketing laws (the “UK data protection laws”) which are currently based on the corresponding EU legislation. Our UK-facing operations may therefore be subject to specific compliance obligations under the UK data protection laws.

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

We may also face similar compliance risks in connection with requirements under North American privacy and data protection laws, including the California Consumer Privacy Act and its implementing regulations, Virginia’s Consumer Data Protection Act and certain other privacy and data protections laws enacted by other jurisdictions from time to time. Non-compliance with such requirements may result in civil penalties and orders that require us to change the way we process data. We are also subject to breach notification laws in the jurisdictions in which we operate and the risk of litigation and regulatory enforcement actions related to data breaches for customers in these jurisdictions.

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

Therefore, even in cases in which a jurisdiction licenses and regulates Sportsbook, iGaming, DFS or digital lottery couriers, the licensing and regulatory regimes can vary considerably in terms of their business-friendliness and at times may be intended to provide incumbent operators with advantages over new licensees. Therefore, certain “liberalized” regulatory regimes are considerably more commercially attractive than others.

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

Any fantasy sports or real money gaming license could be revoked, suspended or conditioned at any time. The loss of a license in one jurisdiction could trigger the loss of a license or affect our eligibility for such a license in another jurisdiction, and any of such losses, or potential for such loss, could cause us to cease offering some or all of our product offerings in the impacted jurisdictions. We may be unable to obtain or maintain all necessary registrations, licenses, permits or approvals, and could incur fines or experience delays related to the licensing process, which could adversely affect our operations. Our delay or failure to obtain or maintain licenses in any jurisdiction may prevent us from distributing our product offerings, increasing our customer base and/or generating revenues. We cannot assure you that we will be able to obtain and maintain the licenses and related approvals necessary to conduct our Sportsbook, iGaming, DFS and digital lottery courier operations. Any failure to maintain or renew our existing licenses, registrations, permits or approvals could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our growth prospects and market potential will depend on our ability to obtain licenses to operate in a number of jurisdictions, and if we fail to obtain and subsequently maintain such licenses, our business, financial condition, results of operations and prospects could be impaired.

Our ability to grow our business will depend on our ability to obtain and maintain licenses to offer our product offerings in a large number of jurisdictions or in heavily populated jurisdictions. Regulated gaming license applications and audits frequently involve an in-depth suitability review of the applicant’s business and operations and associated individuals including certain officers, directors, key employees and significant stockholders. These applications and audits take substantial time to prepare, submit, and complete, often requiring the production of multiple years’ worth of business and personal financial records and disclosures which take considerable time to compile, followed by the regulator’s investigatory process which may take months or even years to complete. If we fail to obtain and maintain licenses in large jurisdictions or in a greater number of mid-market jurisdictions, this may prevent us from expanding the footprint of our product offerings, increasing our user base and/or generating revenues. We cannot be certain that we will be able to obtain and maintain licenses and related approvals necessary to conduct our Sportsbook, iGaming, DFS and digital lottery courier operations in a timely manner or at all. Any failure to obtain and maintain licenses, registrations, permits or approvals could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Negative events or negative media coverage relating to, or a declining popularity of, sports betting, online sports betting, DFS, or the underlying sports or athletes, or iGaming in particular, or other negative coverage may adversely impact our ability to retain or attract users, which could have an adverse impact on our business.

Public opinion can significantly influence our business. Unfavorable publicity regarding us, for example, our product changes, product quality, litigation, or regulatory activity, or regarding the actions of third parties with whom we have relationships or the underlying sports (including declining popularity of the sports or athletes), could seriously harm our reputation. In addition, a negative shift in the perception of sports betting and iGaming by the public or by politicians, lobbyists or others could affect future legislation of sports betting and iGaming, which could cause jurisdictions to abandon proposals to legalize sports betting and iGaming, thereby limiting the number of jurisdictions in which we are permitted to operate. Furthermore, illegal betting activity by athletes could result in negative publicity for our industry and could harm our brand reputation. Negative public perception could also lead to new restrictions on, or the prohibition of, iGaming or sports betting in jurisdictions in which we currently operate. Such negative publicity could also adversely affect the size, demographics, engagement and loyalty of our customer base and result in decreased revenue or slower user growth rates, which could seriously harm our business.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) requires that we evaluate and determine the effectiveness of our internal control over financial reporting. It also requires our independent registered public accounting firm to attest to our evaluation of our internal control over financial reporting with our Annual Report. Although our management has determined, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of December 31, 2024, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud.

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

All of our named executive officers are employees-at-will. The unexpected loss of services of one or more of these key employees, or failure to manage executive succession successfully, could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

As part of obtaining real money gaming licenses, the responsible gaming authority will generally determine suitability of certain directors, officers and employees and, in some instances, significant stockholders. The criteria used by gaming authorities to make determinations as to who requires a finding of suitability or the suitability of an applicant to conduct gaming operations varies among jurisdictions but generally requires extensive and detailed application disclosures followed by a thorough investigation. If any gaming authority with jurisdiction over our business were to find an applicable officer, director, employee or significant stockholder of ours unsuitable for licensing or unsuitable to continue having a relationship with us, we would be required to sever our relationship with that person or entity. Furthermore, such gaming authorities may require us to terminate the employment of any person who refuses to file required applications. Either result could have a material adverse effect on our business, operations and prospects.

In addition, our amended and restated articles of incorporation provide that any of our common stock or other equity securities owned or controlled by any stockholder whom the Board of Directors of the Company (the “Board of Directors” or the “Board”) determines in good faith (following consultation with reputable outside gaming regulatory counsel), pursuant to a resolution adopted by the unanimous affirmative vote of all of the disinterested members of our Board of Directors, is an unsuitable person, will be subject to mandatory sale and transfer to either us or one or more third-party transferees.

Additionally, a gaming regulatory body may refuse to issue or renew a gaming license or restrict or condition the same, based on our present activities or the past activities of DraftKings, SBTech (Global) Limited (“SBTech”) or GNOG, or the past or present activities of their or our current or former directors, officers, employees, stockholders or third parties with whom we have relationships, which could adversely affect our operations or financial condition. If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect our directors, officers, key employees, or other aspects of our operations. To date, we have obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for our operations as currently conducted. However, we can give no assurance that any additional licenses, permits and approvals that may be required will be given or that existing ones will be renewed or will not be revoked. Renewal of licenses, permits and approvals are subject to, among other things, continued satisfaction of suitability requirements of our directors, officers, key employees and stockholders. Any failure to renew or maintain our licenses or to receive new licenses when necessary would have a material adverse effect on us.

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

Our tax obligations are varied and include U.S. federal, state and local taxes and international taxes due to the nature of our business. The tax laws that are applicable to our business are subject to interpretation, and significant judgment is required in determining our worldwide provision for income taxes. In the course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. For example, compliance with the 2017 United States Tax Cuts and Jobs Act (the “TCJA”) required the collection of information not regularly produced within our Company, the use of estimates in our consolidated financial statements and the exercise of significant judgment in accounting for its provisions.

As of December 31, 2024, 54 countries in Europe, the Middle East, Africa, Asia, and the Americas have enacted various aspects of the Organization for Economic Co-operation and Development’s Base Erosion and Profit Shifting (“BEPS”) 2.0 Pillar Two global minimum tax (“GMT”). In 35 of those countries, the GMT is effective beginning in 2024. Based on currently enacted law, the impact of GMT on our 2024 results was not material.

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

We rely on trademark, copyright, patent, trade secret, and domain-name-protection laws to protect our proprietary rights. In the United States and internationally, we have filed various applications to protect aspects of our intellectual property, and currently hold a number of issued patents and registered trademarks in multiple jurisdictions. In the future we may acquire additional patents or patent portfolios or trademarks, which could require significant cash expenditures. However, third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us and pending and future trademark and patent applications may not be approved. In addition, effective intellectual property protection may not be available in every country in which we operate or intend to operate our business. In any of these cases, we may be required to expend significant time and expense to prevent infringement or to enforce our rights. There can be no assurance that others will not offer products or services that are substantially similar to ours and compete with our business.

Circumstances outside our control could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in all jurisdictions in which our Sportsbook, iGaming, DFS and digital lottery courier product offerings are accessible. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time-consuming. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business, thereby harming our operating results. Furthermore, if we are unable to protect our proprietary rights or prevent unauthorized use or appropriation by third parties, the value of our brand and other intangible assets may be diminished, and competitors may be able to more effectively mimic our product offerings and services. Any of these events could have a material adverse impact on our business.

We rely on licenses to use the intellectual property rights of third parties which are incorporated into our product offerings and services. Failure to renew or expand existing licenses may require us to modify, limit or discontinue certain product offerings, which could materially affect our business, financial condition and results of operations.

We rely on products, technologies and intellectual property that we license from third parties for use in our product offerings. Substantially all of our product offerings and services use intellectual property licensed from third parties. The future success of our business depends, in part, on our ability to obtain, retain and/or expand licenses for popular technologies and games in a competitive market. We cannot assure you that these third-party licenses, or support for such licensed products and technologies, will continue to be available to us on commercially reasonable terms, if at all. In the event that we cannot renew and/or expand existing licenses, we may be required to discontinue or limit our use of the product offerings that include or incorporate the licensed intellectual property.

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

We maintain insurance that we believe is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Moreover, we cannot be sure our existing insurance coverage – including errors and omissions coverage – will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss. Any loss incurred could exceed policy limits and policy payments made to us may not be made on a timely basis. Such losses could adversely affect our business prospects, results of operations, cash flows and financial condition.

Our non-U.S. operations expose us to certain foreign currency transaction risks. As a result, changes in the valuation of the U.S. dollar in relation to other currencies could have positive or negative effects on our profit and financial position.

Our non-U.S. operations expose us to foreign currency transaction risks. Currency transaction risk occurs in conjunction with purchases and sales of products and services that are made in currencies other than the local currency of the subsidiary involved, for example if the parent company pays or transfers U.S. dollars to a subsidiary in order to fund its expenses in local currencies. As a result, our non-U.S. operations historically have been, and will continue to be, exposed to currency transaction risk relating to adverse movements in foreign currency exchange rates, which may adversely impact our financial positions and results of operations.

Our functional currency is the U.S. dollar, and as a result, we will be subject to foreign currency fluctuation due to operations by subsidiaries in non-U.S. jurisdictions, including our SBTech operations and the offering of our Sportsbook and iGaming product offerings in Ontario, Canada, and the fact that certain of our revenues, operating expenses and assets and liabilities are non-U.S. dollar denominated. For example, an increase in the value of non-U.S. dollar currencies against the U.S. dollar could increase costs for delivery of products and services and also increase cost of local operating expenses and procurement of materials or services that we must purchase in foreign currencies by increasing labor and other costs that are denominated in such local currencies. These risks related to exchange rate fluctuations may increase in future periods in the event that our non-U.S. operations expand. In 2024 and 2023, our exposure to foreign currency transaction risk was not material. While we do not otherwise hedge our foreign exchange exposure, we may consider doing so in the future.

Foreign currency exchange rate volatility, as well as the cost of any hedging arrangements entered into in the future, may negatively affect our financial position and results of operations, and may adversely impact the comparability of results between periods.

Risk Factors Relating to Our Indebtedness

We have substantial debt outstanding and may incur additional debt.

As of December 31, 2024, our total long-term debt was approximately $1,256.4 million, net of issuance costs. Our debt levels could have significant consequences, including, among others:

•making it more difficult to satisfy our obligations;
•a dilutive effect on our outstanding equity capital or future earnings;
•increasing our vulnerability to general adverse economic conditions and industry conditions, including inflation and interest rate volatility, and actual or perceived instability in the global banking sector;
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

In addition, we may incur substantial additional debt in the future. The terms of the indenture governing our zero-coupon convertible senior notes in an aggregate principal amount of $1,265.0 million, which includes proceeds from the full exercise of the over-allotment option (collectively, the “Convertible Notes”), and the credit agreement with various financial institutions as lenders and issuing banks, which provides the Company with a revolving line of credit of up to $500.0 million, under which $10.0 million in letters of credit were issued with $490.0 million available for borrowing as of December 31, 2024, permit us to incur additional debt, subject to certain limitations set forth therein. If new debt is incurred in addition to our current debt levels, the foregoing risks may be augmented.

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

Factors affecting the trading price of our Class A common stock may include, among others:
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
•our stock repurchase program;
•sales of substantial amounts of our Class A common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, inflation, rising interest rates, actual or perceived instability in the global banking sector, fuel prices, international currency fluctuations and acts of war or terrorism.

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

There were a total of 489.1 million shares of our Class A common stock outstanding as of December 31, 2024. In addition, we have reserved shares of Class A common stock for issuance under the DraftKings Inc. 2020 Incentive Plan (the “Incentive Plan”) and under the DraftKings Employee Stock Purchase Plan (the “ESPP”). Additionally, each of our Incentive Plan and ESPP currently provide for an automatic increase in the number of shares that will be reserved for issuance. Any shares of Class A common stock that we issue under our Incentive Plan, ESPP or other equity incentive plans that we may adopt in the future would dilute the percentage ownership held by holders of Class A common stock.

In connection with the completion of the Business Combination Agreement, dated December 22, 2019, as amended on April 7, 2020, the GNOG Transaction, and equity offerings by the Company, we, our executive officers and directors and selling stockholders entered into agreements restricting their ability to sell their shares of Class A common stock. As restrictions on resale end or if these stockholders exercise their sale, exchange or registration rights and sell shares or are perceived by the market as intending to sell shares, the market price of our shares of Class A common stock could drop significantly. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Class A common stock or other securities.

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

Our dual class structure may result in volatility in the market price of our Class A common stock whether due to adverse publicity or reaction from institutional or other investors or proxy advisory firms. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell and S&P Dow Jones announced that they would cease to allow most newly public companies with dual or multi-class capital structures to be included in their indices. Beginning in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. In 2023, S&P Dow Jones updated the share class eligibility rule to allow companies with multiple share class structures to be included in the S&P Composite 1500 Index and its component indices, including the S&P 500. After this rule change by S&P Dow Jones, the Russell 2000 has, and other indices may have, limitations on inclusion based on multiple share class structures. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices will not be investing in our stock. These policies are still fairly new, and it is as of yet unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress these valuations compared to those of other similar companies that are included. Because of our dual class structure, we have been and will likely continue to be excluded from certain of these indexes, and we cannot assure you that other stock indexes will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make shares of our Class A common stock less attractive to other investors. As a result, the market price of shares of our Class A common stock could be adversely affected.

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

These anti-takeover provisions, as well as certain provisions of Nevada law, could make it more difficult for a third party to acquire DraftKings, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares of Class A common stock. If prospective takeovers are not consummated for any reason, we may experience negative reactions from the financial markets, including negative impacts on the price of our Class A common stock. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing and to cause us to take other corporate actions.

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

Stock repurchases under our stock repurchase program are discretionary, and we cannot guarantee that our stock repurchase program will achieve the desired objectives. Share repurchases diminish our cash reserves and could also increase the volatility of the trading price of our Class A common stock.

On July 30, 2024, our Board of Directors authorized the repurchase of an aggregate of up to $1.0 billion of our Class A common stock. We may make repurchases of our Class A common stock through open market purchases, privately negotiated transactions or other transactions in accordance with applicable securities laws, subject to market conditions and other factors. The stock repurchase program does not obligate us to acquire any specific number or amount of Class A common stock and may be terminated at any time. We cannot guarantee that the program will be fully consummated, that it will enhance long-term stockholder value, or that it will successfully mitigate the dilutive effect of employee equity awards. Any repurchases will reduce the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or business opportunities, and other general corporate requirements. In addition, the program could affect the trading price of our Class A common stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our Class A common stock.

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

The Company maintains an operational Incident Response Plan (“IRP”) that defines how the Company handles cybersecurity incidents, including escalation, reporting and remediation procedures. The IRP is reviewed annually both internally and by third parties during regular audits. In addition, the Company retains a preferred partner with expertise in cybersecurity risks and incidents to advise on cybersecurity related matters. The Company’s preferred partner is also part of the Company’s IRP procedures and provides independent analysis and advice during cybersecurity investigations. The Company also maintains a Security Awareness Program, which is designed, implemented, and maintained by the Company’s Chief Information Security Officer. The Company’s Security Awareness Program includes training that reinforces the Company’s information technology risk and security management policies, standards and practices, as well as the expectation that employees comply with these policies. The Security Awareness Program engages personnel through training on how to identify potential cybersecurity risks and protect the Company’s resources and information, as well as how to respond to unauthorized access to or use of Company information. The Security Awareness Program training is mandatory for all employees globally at least annually, and it is supplemented by Company-wide assessment initiatives, including periodic testing. The Company provides specialized security training for certain employee roles, such as application developers.

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

Although we have designed our cybersecurity program and governance procedures above to mitigate cybersecurity risks, we have experienced, and we may in the future experience cybersecurity risks, threats and attacks. To date, these risks, threats or attacks have not had a material impact on our operations, business strategy or financial results, but we cannot provide assurance that they will not have a material impact in the future. See the section entitled “Risk Factors” included elsewhere in this Annual Report for further information. We continuously work to enhance our cybersecurity risk management program.

Item 2. Properties.

As of December 31, 2024, we had approximately 400,000 square feet of leased office space. Our corporate headquarters is located in Boston, Massachusetts and consists of approximately 125,000 square feet under a lease that expires in 2029, subject to our option to extend the term for two successive terms of five years each, or our right to early termination. Our lease and our rights under this lease are subordinated under a lien of mortgage. In addition to our corporate headquarters, we lease properties in several other cities in the United States, as well as in Ireland, Bulgaria, Ukraine, Israel and the United Kingdom. We use our corporate headquarters and our other facilities primarily for our management, technology, product design, sales and marketing, finance, legal, human resources, general administrative and information technology teams.

We believe that our current facilities are adequate to meet our needs for the immediate future and that suitable additional space will be available to accommodate any expansion of our operations as needed.

Item 3. Legal Proceedings.

The information required by this item is included in Note 16, “Leases, Commitments and Contingencies” to the consolidated financial statements, which is incorporated herein by reference.

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

Holders

As of February 12, 2025, there were 779 holders of record of our Class A common stock. In addition to holders of record of our Class A common stock, we believe there is a substantially greater number of “street name” holders or beneficial holders whose Class A common stock is held of record by banks, brokers and other financial institutions.

There is no public market for our Class B common stock and one holder of record of our Class B common stock as of February 12, 2025.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On December 3, 2024, in connection with our acquisition of Simplebet, Inc., we issued 1,026,714 shares of our Class A common stock to its former equityholders, with up to an additional 3,520,540 shares of Class A common stock issuable upon satisfaction of certain post-closing performance conditions (the “Simplebet Equity Consideration”).

The issuance of the Simplebet Equity Consideration did not involve any underwriters, any underwriting discounts or commissions, or any public offering. The Simplebet Equity Consideration was issued in reliance upon the exemption from registration afforded by Rule 506(b) under the Securities Act. The recipients of the Simplebet Equity Consideration represented their intentions to acquire the securities for investment only and not with views to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the securities issued in connection with such issuance. There was no advertising or solicitation involved, and each of the recipients was an accredited or sophisticated investor and had adequate access to information about the Company’s business and operations.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On July 30, 2024, our Board of Directors authorized the repurchase of an aggregate of up to $1.0 billion of our Class A common stock through open market purchases, privately negotiated transactions or other transactions in accordance with applicable securities laws. Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our debt repayment obligations or repurchases of our debt, our stock price and economic and market conditions. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

The table below provides information with respect to repurchases of shares of our Class A common stock during the three months ended December 31, 2024:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1, 2024 to October 31, 2024	—	$—	—	$1,000,000
November 1, 2024 to November 30, 2024	—	—	—	1,000,000
December 1, 2024 to December 31, 2024	1,141,805	42.08	1,141,805	951,953
Total	1,141,805		1,141,805

(1)The total number of shares purchased excludes any shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units (“RSUs”).
(2)Average price paid per share excludes broker commissions and excise tax.

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

Our Business

We are a digital sports entertainment and gaming company. We provide users with online and retail sports betting (together, “Sportsbook”), online casino (“iGaming”) and daily fantasy sports (“DFS”) product offerings, as well as digital lottery courier, media, and other product offerings.

Our mission is to make life more exciting by responsibly creating the world’s favorite real-money games and betting experiences. We accomplish this by creating an environment where our users can find enjoyment and fulfillment through Sportsbook, iGaming, DFS, digital lottery courier, as well as our other product offerings. We are also highly focused on our responsibility as a steward of this new era in real-money gaming. Our ethics guide our decision making, with respect to both the tradition and integrity of sports and our investments in regulatory compliance and consumer protection.
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
Our priorities are to (a) continue to invest in our product offerings, (b) launch our product offerings in new jurisdictions, (c) create replicable and predictable state-level unit economics in Sportsbook and iGaming and (d) expand our other product offerings. When we launch our Sportsbook and iGaming product offerings in a new jurisdiction, we invest heavily in user acquisition, retention and cross-selling until the new jurisdiction provides a critical mass of users engaged across our product offerings.
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

Financial Highlights and Trends

The following table sets forth a summary of our financial results for the periods indicated and is derived from our consolidated financial statements for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
(amounts in thousands, except per share amounts)	2024	2023	2022
Revenue	$4,767,699	$3,665,393	$2,240,461
Net Loss	(507,285)	(802,142)	(1,377,987)
Adjusted EBITDA (1)	181,307	(151,035)	(721,781)
Basic and Diluted Loss Per Share	(1.05)	(1.73)	(3.16)
Adjusted Earnings (Loss) Per Share (2)	0.24	(0.41)	(1.77)

(1)Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Information” below for additional information about this measure and a reconciliation of this measure to the most directly comparable financial measure calculated in accordance with U.S. GAAP.
(2)Adjusted Earnings (Loss) Per Share is a non-GAAP financial measure. See “Non-GAAP Information” below for additional information about this measure and a reconciliation of this measure to the most directly comparable financial measure calculated in accordance with U.S. GAAP.

Revenue increased by $1,102.3 million in 2024, compared to 2023, primarily due to the strong performance of our Sportsbook and iGaming product offerings as a result of continued healthy customer engagement, efficient acquisition of new customers, the expansion of the Company’s Sportsbook product offering into new jurisdictions, higher structural Sportsbook hold percentage, improved promotional reinvestment for Sportsbook and iGaming, and the impact of our acquisition of Jackpocket Inc. (“Jackpocket”), which was completed on May 22, 2024 (the “Jackpocket Transaction”).

Key Performance Indicators

Monthly Unique Payers (“MUPs”). We define MUPs as the number of unique paid users per month who had one or more real-money, paid engagements across one or more of our Sportsbook, iGaming, DFS, digital lottery courier or other product offerings via our technology. For reported periods longer than one month, we average the MUPs for the months in the reported period. Although the number of unique paid users includes those users that have participated in a real-money, paid engagement using only promotional incentives (which has not been a material number of users to date), which are fungible with other funds deposited into their wallets on our technology, it does not include users who have made a deposit but have not yet had a real-money, paid engagement.

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

The chart below presents our average MUPs for 2022, 2023 and 2024:

Average Monthly Unique Payers
(in millions)
1.9
2.7
3.7
2022
2023
2024

Average Revenue per MUP (“ARPMUP”). We define and calculate ARPMUP as the average monthly revenue for a reporting period, divided by the average number of MUPs for the same period. ARPMUP is a key indicator of our ability to drive usage and monetization of our product offerings.

The chart below presents our ARPMUP for 2022, 2023 and 2024:

Average Revenue per Monthly Unique Payer
(in whole dollars)
$96
$113
$106
2022
2023
2024

The increase in MUPs for 2024, compared to 2023, primarily reflects strong unique payer retention and acquisition across our Sportsbook and iGaming product offerings, as well as the expansion of our Sportsbook product offering into new jurisdictions and the impact of the Jackpocket Transaction. Excluding the impact of the Jackpocket Transaction, MUPs increased 0.6 million or 23.5% to 3.3 million for 2024, compared to 2023.

ARPMUP decreased in 2024, compared to 2023, primarily due to lower ARPMUP for Jackpocket customers, compared to DraftKings’ existing product offerings prior to the Jackpocket Transaction, which was partially offset by structural improvement in our Sportsbook hold and improved promotional reinvestment for Sportsbook and iGaming. Excluding the impact of the Jackpocket Transaction, ARPMUP increased $5, or 4.5% to $118 for 2024 compared to 2023.

Sportsbook Handle. We define Sportsbook Handle as the total amount of settled customer wagers on our Sportsbook product offering. Sportsbook Handle provides useful information to investors and management as it is a key indicator of volume and customer engagement on our Sportsbook product offering that is not impacted by variability of sport outcomes and provides important insight into underlying growth trends. We do not utilize handle information to track performance of our iGaming products because iGaming is generally not subject to the same variability in outcomes.

Sportsbook Net Revenue Margin. We define Sportsbook Net Revenue Margin as Sportsbook revenue as a percentage of Sportsbook Handle. This provides useful information to investors and management as it is a key indicator in measuring the combined impact of our overall margin on Sportsbook product offering and promotional reinvestment.

The chart below presents our Sportsbook Handle, Sportsbook Net Revenue Margin, and revenue disaggregation for 2024, 2023, and 2022:

	Year Ended December 31,
(amounts in thousands)	2024	2023	2022
Sportsbook Handle	$48,061,148	$37,436,016	$23,374,156
Sportsbook Revenue	2,902,857	2,106,403	1,032,785
Sportsbook Net Revenue Margin	6.0%	5.6%	4.4%

Sportsbook Revenue	2,902,857	2,106,403	1,032,785
iGaming Revenue	1,507,808	1,216,749	821,847
Other Revenue	357,034	342,241	385,829
Total Revenue	$4,767,699	$3,665,393	$2,240,461
The increase in Sportsbook Handle of $10.6 billion, or 28.4% in 2024, compared to 2023, and $14.1 billion, or 60.2% in 2023, compared to 2022, is primarily due to MUPs increasing in 2024 as compared to 2023, and in 2023, as compared to 2022. The increase in MUPs was due to strong player retention and acquisition across our Sportsbook product offering and the expansion of our Sportsbook product offering into new jurisdictions.
The increase in Sportsbook Net Revenue Margin of 0.4 percentage points in 2024, compared to 2023, and 1.2 percentage points in 2023, compared to 2022, is primarily due to structural improvement in our Sportsbook hold percentage and improved promotional reinvestment.
iGaming revenue increased $291.1 million, or 23.9%, in 2024, compared to 2023, and $394.9 million, or 48.1%, in 2023, compared to 2022 due to an increase in MUPs and an increase in ARPMUP for the product offering.
Other revenue increased $14.8 million, or 4.3%, in 2024, compared to 2023, primarily due to the acquisition of Jackpocket, offset by a reduction in revenue related to our DFS product offering as competition increased and customers shifted to Sportsbook as well as a reduction of gaming software revenue related to winding down external SBTech customers. Other revenue decreased $43.6 million, or 11.3%, in 2023, compared to 2022, primarily due to our DFS product offering as competition increased and customers shifted to Sportsbook, as well as a reduction of gaming software revenue related to winding down external SBTech customers.
Non-GAAP Information

This Annual Report includes Adjusted EBITDA and Adjusted Earnings (Loss) Per Share, which are non-GAAP financial measures that we use to supplement our results presented in accordance with U.S. GAAP. We believe Adjusted EBITDA and Adjusted Earnings (Loss) Per Share are useful in evaluating our operating performance, similar to measures reported by our publicly-listed U.S. competitors, and regularly used by security analysts, institutional investors and other interested parties in analyzing operating performance and prospects. Adjusted EBITDA and Adjusted Earnings (Loss) Per Share are not intended to be a substitute for any U.S. GAAP financial measure. As calculated, it may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry.

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

We define and calculate Adjusted Earnings (Loss) Per Share as basic or diluted earnings (loss) per share attributable to common stockholders adjusted for the impact of amortization of acquired intangible assets; discrete tax benefits attributed to acquisitions; stock-based compensation; transaction-related costs; litigation, settlement and related costs; advocacy and other related legal expenses; gain or loss on remeasurement of warrant liabilities; and other non-recurring and non-operating costs or income, as described in the reconciliation below.

We include non-GAAP financial measures because they are used by management to evaluate our core operating performance and trends and to make decisions regarding the allocation of capital and new investments. Adjusted EBITDA and Adjusted Earnings (Loss) Per Share exclude certain expenses that are required in accordance with U.S. GAAP because they are non-recurring items (for example, in the case of transaction-related costs and advocacy and other related legal expenses), non-cash expenditures (for example, in the case of depreciation and amortization, remeasurement of warrant liabilities and stock-based compensation), or non-operating items which are not related to our underlying business performance (for example, in the case of interest income and expense and litigation, settlement and related costs).

Adjusted EBITDA

The table below presents our net loss, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP, reconciled to Adjusted EBITDA for the periods indicated:

	Year Ended December 31,
(amounts in thousands)	2024	2023	2022
Net Loss	$(507,285)	$(802,142)	$(1,377,987)
Adjusted for:
Depreciation and amortization (1)	270,854	201,920	169,252
Interest (income) expense, net	(44,299)	(55,739)	(18,702)
Income tax (benefit) provision (2)	(86,341)	10,170	(67,866)
Stock-based compensation (3)	381,367	398,463	578,799
Transaction-related costs (4)	26,386	3,060	17,315
Litigation, settlement, and related costs (5)	81,246	34,500	7,010
Advocacy and other related legal expenses (6)	16,049	—	16,558
Loss (gain) on remeasurement of warrant liabilities	4,945	57,543	(29,396)
Other non-recurring and non-operating costs (income) (7)	38,385	1,190	(16,764)
Adjusted EBITDA	$181,307	$(151,035)	$(721,781)

(1)The amounts include the amortization of acquired intangible assets of $159.8 million, $117.3 million, and $106.1 million for 2024, 2023, and 2022, respectively.
(2)The Company recorded a discrete income tax benefit of $87.3 million and $70.1 million during 2024 and 2022, respectively, which was attributable to non-recurring partial releases of the Company’s U.S. valuation allowance as a result of the purchase accounting for the Jackpocket Transaction and the Simplebet Transaction in 2024 and the GNOG Transaction in 2022.
(3)Reflects stock-based compensation expenses resulting from the issuance of awards under incentive plans.
(4)Includes capital markets advisory, consulting, accounting and legal expenses related to the evaluation, negotiation, and consummation of transactions and offerings that are under consideration, pending, or completed, as well as integration costs related to acquisitions.
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
(7)Includes the change in fair value of certain financial assets, as well as our equity method share of investee’s losses and other costs relating to non-recurring and non-operating items. For 2024, this amount includes a $12.9 million loss related to the changes in fair value of certain financial instruments as well as $27.8 million in expenses related to the discontinuance of our Reignmakers product offering, $7.5 million in expenses related to the termination of a market access agreement, and a $5.8 million loss on the sale of Vegas Sports Information Network, LLC ("VSIN"), offset by $20.9 million received related to gaming tax refunds as a result of audits and appeals related to prior periods.

Adjusted Earnings (Loss) Per Share

The table below presents the Company’s Adjusted Earnings (Loss) Per Share reconciled to its basic loss per share attributable to common stockholders, which is the most directly comparable financial measure calculated in accordance with GAAP, for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Basic loss per share attributable to common stockholders	$(1.05)	$(1.73)	$(3.16)
Adjusted for:
Amortization of acquired intangible assets (1)	0.33	0.25	0.24
Discrete tax benefit attributed to acquisitions (2)	(0.18)	—	(0.16)
Stock-based compensation (3)	0.79	0.86	1.33
Transaction-related costs (4)	0.05	0.01	0.03
Litigation, settlement, and related costs (5)	0.17	0.07	0.02
Advocacy and other related legal expenses (6)	0.03	—	0.04
Loss (gain) on remeasurement of warrant liabilities	0.01	0.12	(0.07)
Other non-recurring and non-operating costs (income) (7)	0.08	—	(0.04)
Adjusted Earnings (Loss) Per Share*	$0.24	$(0.41)	$(1.77)
_____________
*     Weighted average number of shares used to calculate Adjusted Earnings (Loss) Per Share for the years ended December 31, 2024, 2023, and 2022 was 482.0 million, 462.6 million, and 436.5 million, respectively; totals may not sum due to rounding.

(1)The amounts include the amortization of acquired intangible assets of $159.8 million, $117.3 million, and $106.1 million for 2024, 2023, and 2022, respectively.
(2)The Company recorded a discrete income tax benefit of $87.3 million and $70.1 million during 2024 and 2022, respectively, which was attributable to non-recurring partial releases of the Company’s U.S. valuation allowance as a result of the purchase accounting for the Jackpocket Transaction and the Simplebet Transaction in 2024 and the GNOG Transaction in 2022.
(3)Reflects stock-based compensation expenses resulting from the issuance of awards under incentive plans.
(4)Includes capital markets advisory, consulting, accounting and legal expenses related to the evaluation, negotiation, and consummation of transactions and offerings that are under consideration, pending, or completed, as well as integration costs related to acquisitions.
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
(7)Includes the change in fair value of certain financial assets, as well as our equity method share of investee’s losses and other costs relating to non-recurring and non-operating items. For 2024, this amount includes a $12.9 million loss related to the changes in fair value of certain financial instruments as well as $27.8 million in expenses related to the discontinuance of our Reignmakers product offering, $7.5 million in expenses related to the termination of a market access agreement, and a $5.8 million loss on the sale of VSIN, offset by $20.9 million received related to gaming tax refunds as a result of audits and appeals related to prior periods.

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

Legalization, Regulation and Taxation

Our growth prospects depend on the legalization of online sports betting and iGaming in additional jurisdictions, predominantly within the United States. Our strategy is to expand our Sportsbook and iGaming product offerings into new jurisdictions as they are legalized and become accessible to the extent it is economically beneficial to do so. As of February 12, 2025, 39 U.S. states, the District of Columbia and Puerto Rico have legalized some form of sports betting. Of those 41 legal jurisdictions, 33 have legalized online sports betting. Of those 33 jurisdictions, 32 are live, and DraftKings operates in 26 of them. The U.S. jurisdictions with statutes legalizing iGaming are Connecticut, Delaware, Michigan, New Jersey, Pennsylvania, Rhode Island and West Virginia.

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

Results of Operations

2024 Compared to 2023

The following table sets forth a summary of our consolidated results of operations for the years indicated, and the changes between periods.

	Year Ended December 31,
(amounts in thousands, except percentages)	2024	2023	$ Change	% Change
Revenue	$4,767,699	$3,665,393	$1,102,306	30.1%
Cost of revenue	2,950,561	2,292,175	658,386	28.7%
Sales and marketing	1,264,920	1,200,718	64,202	5.3%
Product and technology	397,114	355,156	41,958	11.8%
General and administrative	764,103	606,569	157,534	26.0%
Loss from operations	(608,999)	(789,225)	180,226	(22.8)%
Interest income, net	44,300	55,739	(11,439)	(20.5)%
Loss on remeasurement of warrant liabilities	(4,945)	(57,543)	52,598	(91.4)%
Other loss, net	(23,514)	(224)	(23,290)	NM
Loss before income tax (benefit) provision and loss from equity method investment	(593,158)	(791,253)	198,095	(25.0)%
Income tax (benefit) provision	(86,341)	10,170	(96,511)	NM
Loss from equity method investment	468	719	(251)	(34.9)%
Net Loss	$(507,285)	$(802,142)	$294,857	(36.8)%
 * Percentage changes that are considered not meaningful are denoted with NM.

Revenue. Revenue increased $1,102.3 million, or 30.1%, to $4,767.7 million in 2024, from $3,665.4 million in 2023. The increase was primarily attributable to our Sportsbook and iGaming product offerings which increased $1,087.5 million, or 32.7%, to $4,410.7 million in 2024 due to MUPs increasing by 39.3% as compared to 2023, partially offset by ARPMUP decreasing by 6.2%. The increase in MUPs was due to strong player retention and acquisition across our Sportsbook and iGaming product offerings, the expansion of our Sportsbook product offering into new jurisdictions, including the launch of our Sportsbook product offering in Ohio, Massachusetts, Kentucky and Maine throughout 2023, as well as in Vermont, North Carolina and Washington, D.C. in 2024, and the Jackpocket Transaction. The decrease in ARPMUP was due to lower ARPMUP for Jackpocket customers compared to customers for DraftKings’ existing product offerings prior to the Jackpocket Transaction, partially offset by structural improvement in our Sportsbook hold percentage, an improved Sportsbook Net Revenue Margin, and improved promotional reinvestment for Sportsbook and iGaming.

Cost of Revenue. Cost of revenue increased $658.4 million, or 28.7%, to $2,950.6 million in 2024, from $2,292.2 million in 2023. The increase was due, in part, to revenue growth from our expanded product and jurisdictional footprint. In particular, the cost of revenue increase was primarily attributable to an increase in gaming taxes of $402.0 million, partially due to the increase in our online sportsbook tax rate in Illinois in July 2024, and increases in other variable expenses such as processing fees, platform costs, and revenue share arrangements which increased $188.1 million, due to additional customer activity. The remaining increase was primarily attributable to an increase in the amortization of intangible assets of $68.6 million.

Cost of revenue as a percentage of revenue decreased by 0.6 percentage points to 61.9% in 2024 from 62.5% in 2023, reflecting, in part, structural improvement in our Sportsbook hold percentage, an improved Sportsbook Net Revenue Margin, and improved promotional reinvestment for our Sportsbook and iGaming product offerings, partially offset by a change in revenue mix from our more mature DFS product offering to our Sportsbook and iGaming product offerings, which, in general, produce revenue at a higher cost per revenue dollar relative to our more mature DFS product offering.

Sales and Marketing. Sales and marketing expense increased $64.2 million, or 5.3%, to $1,264.9 million in 2024, from $1,200.7 million in 2023. The increase was primarily attributable to an increase of $65.2 million in advertising costs spent to acquire significantly more new users in 2024 compared to 2023.

Product and Technology. Product and technology expense increased $42.0 million, or 11.8%, to $397.1 million in 2024 from $355.2 million in 2023. The increase primarily reflects an increase of $34.0 million in compensation expense due to increases in our product operations and engineering headcount.

General and Administrative. General and administrative expense increased $157.5 million, or 26.0%, to $764.1 million in 2024 from $606.6 million in 2023. This increase was primarily driven by an increase in transaction-related costs of $23.3 million, an increase in non-core litigation cost of $46.7 million, an increase in advocacy expenses of $16.0 million, $27.8 million in expense related to the discontinuance of Reignmakers product offering, and $7.5 million in expenses related to the termination of a market access agreement.

Interest Income, net. Interest income, net decreased $11.4 million, or 20.5%, to $44.3 million in 2024 from $55.7 million in 2023. This decrease was primarily due to a decrease in interest income as a result of lower cash equivalent balances and interest rates.

Loss on Remeasurement of Warrant Liabilities. We recorded a loss on remeasurement of warrant liabilities of $4.9 million in 2024, compared to a loss of $57.5 million in 2023 primarily due to changes in the underlying share price of our Class A common stock.

Other Loss, net. Other loss, net was a loss of $23.5 million in 2024, as compared to loss of $0.2 million in 2023. This increase was primarily attributable to a $5.8 million loss on the sale of VSIN, and a $12.9 million decrease in the fair value of certain financial assets.

Income Tax (Benefit) Provision. We recorded an income tax benefit of $86.3 million in 2024, as compared to an income tax expense of $10.2 million in 2023. This change was primarily due to an income tax benefit of $87.3 million, which was attributable to non-recurring partial releases of the Company's U.S. valuation allowance as a result of the purchase accounting for our business combinations in 2024.

Net Loss. Net loss improved by $294.9 million to $507.3 million in 2024 from $802.1 million in 2023 for the reasons discussed above.

2023 Compared to 2022

A discussion of changes in our results of operations in 2023 compared to 2022 has been omitted from this Annual Report, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 16, 2024, which is available free of charge on the SEC’s website at www.sec.gov and at www.DraftKings.com.

Quarterly Performance Trend and Seasonality

Our user engagement and financial performance is seasonal in nature, as indicated by the following charts, which present our average MUPs, ARPMUP, Sportsbook Handle and Sportsbook Net Revenue Margin for the last eight quarters, and the explanations that follow.

MUPs (in 000's)
ARPMUP
5,000
4,800
4,600
4,400
4,200
4,000
3,800
3,600
3,400
3,200
3,000
2,800
2,600
2,400
2,200
2,000
1,800
1,600
1,400
1,200
1,000
800
600
400
200
0
$150
$140
$130
$120
$110
$100
$90
$80
$70
$60
$50
$40
$30
$20
$10
$—
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24
Q4'24
MUPs (in 000's)
ARPMUP

$16,000,000
$15,000,000
$14,000,000
$13,000,000
$12,000,000
$11,000,000
$10,000,000
$9,000,000
$8,000,000
$7,000,000
$6,000,000
$5,000,000
$4,000,000
$3,000,000
$2,000,000
$1,000,000
$—
Sportsbook Handle (in 000's)
8.0%
7.0%
6.0%
5.0%
4.0%
Sportsbook Net Revenue Margin
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24
Q4'24
Sportsbook Handle (in 000s)
Sportsbook Net Revenue Margin

(amounts in thousands)	Q1‘23	Q2‘23	Q3’23	Q4’23	Q1’24	Q2’24	Q3’24	Q4’24
Sportsbook Handle	$8,841,827	$7,359,142	$8,291,936	$12,943,111	$12,001,424	$10,793,014	$10,365,068	$14,901,643
Sportsbook Revenue	402,010	516,326	427,261	760,806	734,055	686,889	656,920	824,993
Sportsbook Net Revenue Margin	4.5%	7.0%	5.2%	5.9%	6.1%	6.4%	6.3%	5.5%

Sportsbook Revenue	402,010	516,326	427,261	760,806	734,055	686,889	656,920	824,993
iGaming Revenue	280,729	288,251	296,240	351,529	369,997	350,552	361,460	425,799
Other Revenue	86,913	70,350	66,456	118,522	70,944	67,000	77,110	141,980
Total Revenue	$769,652	$874,927	$789,957	$1,230,857	$1,174,996	$1,104,441	$1,095,490	$1,392,772

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

Liquidity and Capital Resources

We had $788.3 million in cash and cash equivalents as of December 31, 2024 (excluding restricted cash and cash reserved for users, which we segregate on behalf of our paid users for all jurisdictions and product offerings). We believe our cash on hand is sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months. We will continue to evaluate our long-term operating performance and cash needs and believe we are well positioned to continue to fund the operations of our business long-term.

Our material cash requirements include the following contractual and other obligations:

Convertible Debt. In March 2021, we issued zero-coupon convertible senior notes in an aggregate principal amount of $1,265.0 million (the “Convertible Notes”). The Convertible Notes mature on March 15, 2028, subject to earlier conversion, redemption or repurchase. In connection with the pricing of the Convertible Notes and the exercise of the option to purchase additional Convertible Notes, we entered into privately negotiated capped call transactions (the “Capped Call Transactions”). The Capped Call Transactions are expected generally to reduce potential dilution to DraftKings Inc.’s Class A common stock upon any conversion of the Convertible Notes. The net cost of $124.0 million incurred to enter into the Capped Call Transactions was recorded as a reduction to additional paid-in capital on the Company’s consolidated balance sheet. As of December 31, 2024, the Convertible Notes, net of issuance costs, balance was $1,256.4 million.

Revolving Credit Facility. In November 2024, we and certain of our subsidiaries entered into a credit agreement (the “New Credit Agreement”) with various financial institutions, as lenders, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, providing for a senior secured revolving credit facility of up to $500.0 million (the “New Revolving Credit Facility”). The New Revolving Credit Facility provides for revolving loans, swing line borrowings and letters of credit and has a maturity date of November 7, 2029. As of December 31, 2024, $10.0 million in letters of credit were issued under the New Credit Agreement, with $490.0 million available for borrowing.

Leases. We have lease arrangements for certain corporate office facilities, data centers and motor vehicles. As of December 31, 2024, the Company had lease commitments of $98.0 million, with $15.9 million payable within twelve months.

Other Purchase Obligations. We have certain non-cancelable contracts with vendors, licensors and others requiring us to make future cash payments. As of December 31, 2024, these purchase obligations were $726.0 million, with $375.2 million payable within twelve months.

Cash Flows

The following table summarizes our cash flows for the periods indicated.

	Year Ended December 31,
(amounts in thousands)	2024	2023	2022
Net cash provided by (used in) operating activities	$417,767	$(1,751)	$(625,519)
Net cash used in investing activities	(566,601)	(90,360)	(208,766)
Net cash used in by financing activities	(144,466)	(63,221)	(16,732)
Net decrease in cash and cash equivalents, restricted cash, and cash reserved for users	(293,300)	(155,332)	(851,017)
Cash and cash equivalents, restricted cash, and cash reserved for users at beginning of period	1,623,493	1,778,825	2,629,842
Cash and cash equivalents, restricted cash, and cash reserved for users at end of period	$1,330,193	$1,623,493	$1,778,825

2024 Compared to 2023

Operating Activities. Net cash provided by operating activities in 2024 was $417.8 million, compared to $1.8 million used in operating activities in 2023, primarily reflecting an improvement in net loss, net of non-cash items, of $219.3 million for the reasons described above, and $200.2 million from changes in operating assets and liabilities primarily due to a decrease in receivables reserved for users arising from the improved settlement timing of payments from payment processors when compared to the prior year.

Investing Activities. Net cash used in investing activities in 2024 increased by $476.2 million to $566.6 million from $90.4 million in 2023, mainly reflecting $441.5 million in cash paid for acquisitions, net of cash acquired, related to business combinations completed in 2024, and an increase in cash paid for internally developed software costs of $15.3 million.

Financing Activities. Net cash used in financing activities in 2024 increased by $81.3 million to $144.5 million from $63.2 million in 2023, primarily reflecting an increase in purchases of treasury stock of $22.8 million related to the satisfaction of withholding taxes due upon the vesting of restricted stock units and an increase in purchases of treasury stock of $48.1 million related to the Company’s stock repurchase program.

2023 Compared to 2022

A discussion of changes in cash flows in 2023 compared to 2022 has been omitted from this Annual Report, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 16, 2024, which is available free of charge on the SEC's website at www.sec.gov and at www.DraftKings.com.

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

Loss Contingencies

Our loss contingencies, which are included within the “other long-term liabilities” caption on our consolidated balance sheets, are uncertain by nature and their estimation requires significant management judgment as to the probability of loss and estimation of the amount of loss. These contingencies include, but may not be limited to, litigation, regulatory investigations and proceedings and management’s evaluation of complex laws and regulations, including those relating to indirect taxes, and the extent to which they may apply to our business and industry. See Notes 7 and 16 to our consolidated financial statements for more information.

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

Goodwill

Goodwill is tested for impairment at the reporting unit level, which is the same or one level below an operating segment. In accordance with ASC Topic 350 Intangibles - Goodwill and Other (“ASC 350”), our business is classified into one reporting unit. Prior to October 1, 2023, the Company had three reporting units to which goodwill was allocated. On October 1, 2023, the Company reassessed its reporting units and determined it operated as a single reporting unit. In accordance with ASC 350, because such reassessment redefined previously determined reporting units, all goodwill was reassigned to the consolidated reporting unit. We review and evaluate our goodwill and indefinite life intangible assets for potential impairment at a minimum annually, in the fourth quarter, or more frequently if circumstances indicate that impairment is possible.

In testing goodwill for impairment, we have the option to begin with a qualitative assessment, commonly referred to as “Step 0”, to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, including changes in our management, strategy and primary user base. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then perform a quantitative goodwill impairment analysis by comparing the carrying amount to the fair value of the reporting unit. In estimating the fair value of the reporting unit, we may use key assumptions such as revenue growth rates, gross margin, and estimated costs for future periods and well as peer group market valuation multiples and discount rates. If the carrying amount exceeds the fair value, goodwill will be written down to the fair value and recorded as impairment expense in the consolidated statements of operations. We perform our impairment testing annually and when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We performed our annual impairment assessment of goodwill as of October 1, 2024, using Step 0 and concluded that goodwill was not impaired as the fair value of our reporting unit is significantly in excess of our carrying value.

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
On May 22, 2024, we completed our acquisition of 100% of the equity interest of Jackpocket Inc., pursuant to the terms of the Jackpocket Merger Agreement (as defined below). On December 3, 2024, we completed our acquisition of 100% of the equity interest of Simplebet Inc., pursuant to the terms of the Simplebet Merger Agreement (as defined below). The transactions were accounted for under ASC 805. In accordance with the acquisition method, we recorded the fair value of assets acquired and liabilities assumed. The allocation of the consideration to the assets acquired and liabilities assumed is based on various estimates.
Contingent Consideration
We recorded contingent consideration resulting from our business combinations at their fair value at the acquisition date. Each reporting period thereafter and until settlement, we revalue the remaining obligations and record an increase or decrease in their fair value as an adjustment in our statement of operations. We measure our contingent consideration at fair value using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The fair value of contingent consideration was generally calculated using customary valuation models based on probability-weighted outcomes of meeting certain future performance targets and forecasted results. The significant unobservable inputs used in the fair value measurements are the projections of future financial results in relation to the business, revenue volatility, equity volatility, operational leverage ratio, as well as management judgment regarding the probability of achieving a future performance target. Significant increases or decreases to any of these inputs in isolation would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent consideration. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate at the acquisition date and amount paid will be recorded in our results of operations.
Stock-based Compensation

Our historical and outstanding stock-based compensation awards, including the issuances of options and other stock awards under our equity compensation plans, have typically included service-based or performance-based vesting conditions.

The fair value of stock option awards with only service and/or performance conditions is estimated on the grant or offering date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs such as the risk-free interest rate, expected term and expected volatility. These inputs are subjective and generally require significant judgment.

The fair value of RSUs is measured on the grant date based on the closing fair market value of our common stock. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period. For awards with only service-based vesting conditions, we record compensation cost for these awards using the straight-line method less an assumed forfeiture rate.

For awards with performance-based or market-based vesting conditions, we recognize compensation cost over the expected performance achievement period based on the probability of achieving the performance criteria. The assumptions underlying these valuations and management’s assessment of achieving the performance criteria represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors, probabilities, or expected outcomes change and our management uses significantly different assumptions or estimates, our stock-based compensation expense for future periods could be materially different.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, foreign currency risk and inflation risk as follows:

Interest Rate Risk

We had cash and cash equivalents, restricted cash, and cash reserved for users totaling $1.3 billion and $1.6 billion at December 31, 2024 and December 31, 2023, respectively. Our cash and cash equivalents consist of highly liquid, unrestricted savings, checking and other bank accounts. The Company, from time to time, utilizes money market funds and short-term deposits with original maturities of three months or less. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. Due to the relatively short-term nature of our portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.

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

Item 8. Financial Statements and Supplementary Data.

See financial statements included in Part IV, Item 15 “Exhibits, Financial Statement Schedules” of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2024, which is the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with U.S. GAAP. Consistent with published SEC guidance, management excluded from its assessment of internal control over financial reporting Jackpocket, Inc., which was acquired on May 22, 2024, and Simplebet, Inc., which was acquired on December 3, 2024, as their respective assets and revenue constituted less than five percent of our consolidated total assets and revenue as of and for the year ended December 31, 2024. Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Management has reviewed its assessment with the Audit Committee.

The Company’s independent registered public accounting firm, BDO USA, P.C., has issued an audit report on the Company’s internal control over financial reporting, which appears in Part IV, Item 15 “Exhibits, Financial Statement Schedules” of this Annual Report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 14, 2024, our President, DraftKings North America and a member of our Board of Directors, Matthew Kalish, entered into a prepaid variable forward sale contract with an unaffiliated third-party buyer, which may constitute a non-Rule 10b5-1 trading arrangement (the “Kalish PVF Contract”). The Kalish PVF Contract obligates Mr. Kalish to deliver to such unaffiliated third-party buyer up to an aggregate of 785,000 shares of the Company’s Class A common stock following the November 17, 2027 maturity date.

On November 20, 2024, our Chief Financial Officer, Alan Ellingson, entered into a trading arrangement designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act (the “Ellingson 10b5-1 Plan”). The Ellingson 10b5-1 Plan provides for the sale of up to $1,000,000 of the Company’s Class A common stock and terminates on November 14, 2025, or earlier if all transactions under such trading arrangement are completed.

On November 27, 2024, Mr. Kalish entered into a trading arrangement designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act (the “Kalish 10b5-1 Plan”). The Kalish 10b5-1 Plan provides for the sale of up to 1,680,000 shares of the Company’s Class A common stock and terminates on November 11, 2025, or earlier if all transactions under such trading arrangement are completed.

On December 6, 2024, Jocelyn Moore, a member of our Board of Directors, entered into a trading arrangement designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act (the “Moore 10b5-1 Plan”). The Moore 10b5-1 Plan provides for the sale of up to 6,556 shares of the Company’s Class A common stock and terminates on November 28, 2025, or earlier if all transactions under such trading arrangement are completed.

On December 9, 2024, our Chief Legal Officer, R. Stanton Dodge, entered into a prepaid variable forward sale contract with an unaffiliated third-party buyer, which may constitute a non-Rule 10b5-1 trading arrangement (the “Dodge PVF Contract”). The Dodge PVF Contract obligates Mr. Dodge to deliver to such unaffiliated third-party buyer up to an aggregate of 500,000 shares of the Company’s Class A common stock following the November 18, 2026 maturity date.

On December 13, 2024, Mr. Dodge entered into a trading arrangement designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act (the “Dodge 10b5-1 Plan”). The Dodge 10b5-1 Plan provides for the sale of up to 1,899,972 shares of the Company’s Class A common stock and terminates on May 15, 2026, or earlier if all transactions under such trading arrangement are completed.

Letter Agreements

On February 11, 2025, the Company entered into letter agreements with each of Messrs. Jason Robins, the Company’s Chief Executive Officer; Matthew Kalish, the Company’s President, DraftKings North America; and Paul Liberman, the Company’s President, Global Technology and Product, pursuant to which each executive officer agreed to a voluntary reduction in their respective base salaries to $1 for fiscal year 2025 (the “Base Salary Reductions”). The Base Salary Reductions do not modify any other rights under each of Messrs. Robins’, Kalish’s and Liberman’s employment agreements that are determined by reference to such executive officer’s base salary (other than to the extent otherwise described in such letter agreements), and such provisions will continue to be applied based on the base salary rate in effect without giving effect to any Base Salary Reductions. Furthermore, the Base Salary Reductions are not intended to reduce any Company employee benefit provided to Messrs. Robins, Kalish and Liberman that is determined by reference to base salary, except that life and disability insurance will not be provided to Messrs. Robins, Kalish and Liberman during the applicable Base Salary Reduction period.

For fiscal 2025, because no bonuses with respect to the 2024 performance period were awarded to Messrs. Robins, Kalish and Liberman and each agreed to the Base Salary Reductions, the Company granted one-time cash distributions (each, a “One-Time Distribution”) of $52,061, $33,371 and $36,382, respectively, to cover applicable deductions with respect to annual employee contributions towards medical, dental and vision coverages and the Company’s 401(k) plan.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2024 (the “2025 Proxy Statement”), and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in our 2025 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our 2025 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our 2025 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in our 2025 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report
(a)(1) Financial Statements

Audited Consolidated Financial Statements of DraftKings Inc. for the years ended December 31, 2024, December 31, 2023 and December 31, 2022:
Reports of Independent Registered Public Accounting Firm (BDO USA, P.C.; Boston, Massachusetts; PCAOB ID#243)	66
Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-2
Consolidated Statements of Changes in Stockholders' Equity	F-3
Consolidated Statements of Cash Flows	F-4
Notes to the Consolidated Financial Statements	F-6

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
Boston, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of DraftKings Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 14, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Business Combinations - Valuation of Customer Relationships

As described in Notes 2 and 3 to the consolidated financial statements, in May 2024, the Company acquired Jackpocket, Inc. (“Jackpocket”) for total consideration of $773.1 million. The Company accounted for the acquisition in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, which requires assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. The Company valued customer relationships acquired in connection with the Jackpocket acquisition by using the multi-period excess earnings method, which requires the use of significant estimates and assumptions, including revenue growth rates and attrition rates. The Company recognized $174.0 million of customer relationships within intangible assets, net in connection with the Jackpocket acquisition.

We identified the valuation of customer relationships acquired in connection with the acquisition of Jackpocket as a critical audit matter. Estimating the fair value of the acquired customer relationships using the multi-period excess earnings method required the use of revenue growth rate and attrition rate assumptions. The estimate of fair value of the acquired customer relationships is sensitive to changes in these assumptions. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•Evaluating the reasonableness of the revenue growth rate and attrition rate assumptions used in the estimate of the fair value of the acquired customer relationships by evaluating them on a combined basis for consistency with historical financial information.

•Testing the completeness and accuracy of a sample of the historical financial information used to determine the revenue growth rate and attrition rate on a combined basis by inspecting Jackpocket’s financial records.

•Testing the design and operating effectiveness of the control over the determination of the revenue growth rates and attrition rate assumptions on a combined basis.

Stock-based Compensation - Assessment of the probability of achieving the vesting performance criteria of performance-based stock compensation plan awards

As described in Notes 2 and 11 to the consolidated financial statements, the Company has historically issued performance-based stock compensation plan awards (“PSP Awards”). PSP awards are performance-based equity awards which establish performance objectives related to a particular fiscal year. The Company recognizes compensation cost for awards with performance-based vesting conditions on a tranche-by-tranche basis (the accelerated attribution method), based on the probability of achieving the performance criteria. PSP Awards granted in 2024, 2023 and 2022 vest based on achievement of revenue targets and Adjusted EBITDA targets and have a range of payouts from 0% to 200%. For the year ended December 31, 2024, stock-based compensation cost attributable to all PSP Awards was $169.8 million.

We identified the assessment of the probability of achieving the performance criteria related to a particular fiscal year for PSP Awards granted in 2023 and 2022 as a critical audit matter. The revenue and Adjusted EBITDA projections used in the probability assessment related to a particular fiscal year for PSP Awards granted in 2023 and 2022 require significant judgment due to the subjectivity of the projected revenue growth rates and Adjusted EBITDA margins. Auditing these elements required especially challenging and subjective auditor judgment due to the nature and extent of effort required to address these matters.

The primary procedures we performed to address this critical audit matter included evaluating the reasonableness of the revenue growth rates and Adjusted EBITDA margins by:

•Evaluating the consistency of the projected revenue growth rates and Adjusted EBITDA margins with analysts’ reports for the Company.

•Evaluating the consistency of the projected revenue growth rates with historical market data.

•Comparing the projected revenue growth rates and Adjusted EBITDA margins to historical results.

•Testing the design and operating effectiveness of the control over the review of the projected revenue growth rates and Adjusted EBITDA margins.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2016.
Boston, Massachusetts
February 14, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
DraftKings Inc.
Boston, Massachusetts

Opinion on Internal Control over Financial Reporting

We have audited DraftKings Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 14, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As indicated in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Jackpocket, Inc. (“Jackpocket”) and Simplebet, Inc. (“Simplebet”), which were acquired on May 22, 2024 and December 3, 2024, respectively, and which are included in the consolidated balance sheet of the Company as of December 31, 2024, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. Jackpocket constituted less than 5% of total assets and revenues as of December 31, 2024 and for the year then ended. Simplebet constituted less than 5% of total assets and revenues as of and for the year ended December 31, 2024. Management did not assess the effectiveness of internal control over financial reporting of Jackpocket and Simplebet because of the timing of the acquisitions which were completed on May 22, 2024 and December 3, 2024 respectively. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Jackpocket and Simplebet.

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

/s/ BDO USA, P.C.

Boston, Massachusetts
February 14, 2025

DRAFTKINGS INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$788,287	$1,270,503
Restricted cash	16,499	11,700
Cash reserved for users	525,407	341,290
Receivables reserved for users	62,542	301,770
Accounts receivable	57,839	47,539
Prepaid expenses and other current assets	83,187	98,565
Total current assets	1,533,761	2,071,367
Property and equipment, net	50,550	60,695
Intangible assets, net	933,121	690,620
Goodwill	1,555,116	886,373
Operating lease right-of-use assets	74,917	93,985
Equity method investments	13,200	10,280
Deposits and other non-current assets	123,060	131,546
Total assets	$4,283,725	$3,944,866

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$661,245	$639,599
Liabilities to users	979,453	851,898
Operating lease liabilities, current portion	10,993	11,499
Other current liabilities	3,300	46,624
Total current liabilities	1,654,991	1,549,620
Convertible notes, net of issuance costs	1,256,429	1,253,760
Non-current operating lease liabilities	67,660	80,827
Warrant liabilities	22,033	63,568
Long-term income tax liabilities	76,375	72,810
Other long-term liabilities	195,611	83,975
Total liabilities	$3,273,099	$3,104,560
Commitments and contingent liabilities (Note 7 and 16)

Stockholders’ equity:
Class A common stock, $0.0001 par value; 900,000 shares authorized as of December 31, 2024 and 2023; 504,722 and 484,598 shares issued and 489,071 and 472,697 outstanding as of December 31, 2024 and 2023, respectively	48	46
Class B common stock, $0.0001 par value; 900,000 shares authorized as of December 31, 2024 and 2023; 393,014 shares issued and outstanding as of December 31, 2024 and 2023	39	39
Treasury stock, at cost; 15,651 and 11,901 shares as of December 31, 2024 and 2023, respectively	(563,146)	(412,182)
Additional paid-in capital	7,978,425	7,149,858
Accumulated deficit	(6,441,228)	(5,933,943)
Accumulated other comprehensive income	36,488	36,488
Total stockholders’ equity	1,010,626	840,306
Total liabilities and stockholders’ equity	$4,283,725	$3,944,866

See accompanying notes to consolidated financial statements.

DRAFTKINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue	$4,767,699	$3,665,393	$2,240,461
Cost of revenue	2,950,561	2,292,175	1,484,273
Sales and marketing	1,264,920	1,200,718	1,185,977
Product and technology	397,114	355,156	318,247
General and administrative	764,103	606,569	763,720
Loss from operations	(608,999)	(789,225)	(1,511,756)
Other income (expense):
Interest income	47,259	58,418	21,353
Interest expense	(2,959)	(2,679)	(2,651)
(Loss) gain on remeasurement of warrant liabilities	(4,945)	(57,543)	29,396
Other (loss) gain, net	(23,514)	(224)	20,700
Loss before income tax (benefit) provision and loss from equity method investment	(593,158)	(791,253)	(1,442,958)
Income tax (benefit) provision	(86,341)	10,170	(67,866)
Loss from equity method investment	468	719	2,895
Net loss attributable to common stockholders	$(507,285)	$(802,142)	$(1,377,987)

Loss per share attributable to common stockholders:
Basic and diluted	$(1.05)	$(1.73)	$(3.16)

See accompanying notes to consolidated financial statements.

DRAFTKINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock Amount	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2023	472,697	$46	393,014	$39	$7,149,858	$(5,933,943)	$36,488	$(412,182)	$840,306
Exercise of stock options	2,227	—	—	—	9,165	—	—	—	9,165
Stock-based compensation	—	—	—	—	396,217	—	—	—	396,217
Equity consideration issued for acquisitions	8,784	1	—	—	376,701	—	—	—	376,702
Exercise of warrants	1,011	—	—	—	46,484	—	—	—	46,484
Purchase of treasury stock for RSU withholding	(2,608)	—	—	—	—	—	—	(102,897)	(102,897)
Restricted stock unit vesting	8,102	1	—	—	—	—	—	—	1
Purchase of treasury stock under Stock Repurchase Program	(1,142)	—	—	—	—	—	—	(48,067)	(48,067)
Net loss	—	—	—	—	—	(507,285)	—	—	(507,285)
Balances at December 31, 2024	489,071	$48	393,014	$39	$7,978,425	$(6,441,228)	$36,488	$(563,146)	$1,010,626

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock Amount	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2022	450,575	$45	393,014	$39	$6,750,055	$(5,131,801)	$36,488	$(332,133)	$1,322,693
Exercise of stock options	3,943	—	—	—	16,540	—	—	—	16,540
Stock-based compensation	—	—	—	—	378,321	—	—	—	378,321
Exercise of warrants	153	—	—	—	4,942	—	—	—	4,942
Purchase of treasury stock for RSU withholding	(3,211)	—	—	—	—	—	—	(80,049)	(80,049)
Restricted stock unit vesting	21,237	1	—	—	—	—	—	—	1
Net loss	—	—	—	—	—	(802,142)	—	—	(802,142)
Balances at December 31, 2023	472,697	$46	393,014	$39	$7,149,858	$(5,933,943)	$36,488	$(412,182)	$840,306

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock Amount	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2021	407,781	$41	393,014	$39	$5,702,388	$(3,753,814)	$36,488	$(306,614)	$1,678,528
Exercise of stock options	3,267	—	—	—	8,743	—	—	—	8,743
Stock-based compensation	—	—	—	—	578,799	—	—	—	578,799
Equity consideration issued for acquisition	29,252	3	—	—	460,125	—	—	—	460,128
Purchase of treasury stock for RSU withholding	(1,560)	—	—	—	—	—	—	(25,519)	(25,519)
Restricted stock unit vesting	11,835	1	—	—	—	—	—	—	1
Net loss	—	—	—	—	—	(1,377,987)	—	—	(1,377,987)
Balances at December 31, 2022	450,575	$45	393,014	$39	$6,750,055	$(5,131,801)	$36,488	$(332,133)	$1,322,693

See accompanying notes to consolidated financial statements.

DRAFTKINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net loss attributable to common shareholders	$(507,285)	$(802,142)	$(1,377,987)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	270,854	201,920	169,252
Non-cash interest (income) expense, net	(15)	386	870
Stock-based compensation	381,367	398,463	578,799
Loss (gain) on remeasurement of warrant liabilities	4,945	57,543	(29,396)
Loss from equity method investment	468	719	2,895
Loss (gain) on marketable equity securities and other financial assets, net	12,940	75	(10,999)
Loss on sale of Vegas Sports Information Network, LLC	5,865	—	—
Deferred income taxes	(92,733)	5,849	(73,407)
Other expenses (income), net	6,280	554	(7,268)
Change in operating assets and liabilities, net of effect of acquisitions:
Receivables reserved for users	248,320	(141,687)	(105,320)
Accounts receivable	(10,116)	3,558	2,506
Prepaid expenses and other current assets	(26,266)	2,451	(26,217)
Deposits and other non-current assets	1,701	(19,355)	(4,921)
Operating leases, net	130	6,558	1,304
Accounts payable and accrued expenses	(18,200)	103,593	95,269
Liabilities to users	110,678	165,725	152,985
Long-term income tax liability	3,565	2,952	(9,267)
Other long-term liabilities	25,269	11,087	15,383
Net cash flows provided by (used in) operating activities	417,767	(1,751)	(625,519)
Cash Flows from Investing Activities:
Purchases of property and equipment	(10,176)	(20,902)	(32,402)
Cash paid for internally developed software costs	(95,698)	(80,378)	(64,030)
Acquisition of gaming licenses	(14,983)	(12,105)	(7,213)
Proceeds from marketable equity securities and other financial assets	—	24,425	—
Cash paid for acquisitions, net of cash acquired	(441,487)	—	(96,507)
Other investing activities, net	(4,257)	(1,400)	(8,614)
Net cash flows used in investing activities	(566,601)	(90,360)	(208,766)
Cash Flow from Financing Activities:
Proceeds from exercise of warrants	—	288	44
Purchase of treasury stock for RSU withholding	(102,897)	(80,049)	(25,519)
Purchase of treasury stock under Stock Repurchase Program	(48,067)	—	—
Proceeds from exercise of stock options	9,165	16,540	8,743
Other financing activities	(2,667)	—	—
Net cash flows used in financing activities	(144,466)	(63,221)	(16,732)
Net decrease in cash and cash equivalents, restricted cash, and cash reserved for users	(293,300)	(155,332)	(851,017)
Cash and cash equivalents, restricted cash, and cash reserved for users at the beginning of period	1,623,493	1,778,825	2,629,842
Cash and cash equivalents, restricted cash, and cash reserved for users at the end of period	$1,330,193	$1,623,493	$1,778,825

Disclosure of cash and cash equivalents, restricted cash, and cash reserved for users
Cash and cash equivalents	$788,287	$1,270,503	$1,309,172
Restricted cash	16,499	11,700	—
Cash reserved for users	525,407	341,290	469,653
Cash and cash equivalents, restricted cash, and cash reserved for users at the end of period	$1,330,193	$1,623,493	$1,778,825

Supplemental Disclosure of Noncash Investing and Financing Activities:
Investing activities included in accounts payable and accrued expenses	3,462	569	9,155
Equity consideration issued in connection with acquisitions	376,702	—	460,128
Fair value of contingent consideration in connection with acquisitions	77,965	—	—
Decrease of warrant liabilities from cashless exercise of warrants	46,484	4,654	—
Supplemental Disclosure of Cash Activities:
Increase (decrease) in cash reserved for users	184,117	(128,363)	(7,297)
Cash paid for income taxes	5,268	8,341	10,366

See accompanying notes to consolidated financial statements.

DRAFTKINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, unless otherwise noted)

1.   Description of Business

We are a digital sports entertainment and gaming company. We provide users with online and retail sports betting (together, “Sportsbook”), online casino (“iGaming”) and daily fantasy sports (“DFS”) product offerings, as well as digital lottery courier, media, and other product offerings.

In May 2018, the Supreme Court (the “Court”) struck down on constitutional grounds the Professional and Amateur Sports Protection Act of 1992, a law that prohibited most states from authorizing and regulating sports betting. As of December 31, 2024, 39 U.S. states, the District of Columbia and Puerto Rico have some form of authorized sports betting. Of those 41 jurisdictions, 33 have legalized online sports betting. 32 of those 33 jurisdictions are live, and DraftKings operates in 26 of them. As of December 31, 2024, the U.S jurisdictions with statutes legalizing iGaming are Connecticut, Delaware, Michigan, New Jersey, Pennsylvania, Rhode Island and West Virginia.

As of December 31, 2024, we operate our Sportsbook product offering in Arizona, Colorado, Connecticut, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, North Carolina, Ohio, Oregon, Pennsylvania, Tennessee, Vermont, Virginia, Washington, D.C., West Virginia, Wyoming and Ontario, Canada and we operate retail sportsbooks in Arizona, Colorado, Connecticut, Illinois, Iowa, Kansas, Kentucky, Louisiana, Michigan, Mississippi, New Hampshire, New Jersey, Washington and Wisconsin. As of December 31, 2024, the Company offers its iGaming product offering in Connecticut, Michigan, New Jersey, Pennsylvania, West Virginia and Ontario, Canada. The Company also has arrangements in place with land-based casinos to expand operations into additional states upon the passing of relevant legislation, the issuance of related regulations and the receipt of required licenses.

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

Concentration Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, cash reserved for users, and loans receivable. The Company maintains separate accounts for cash and cash reserved for users primarily across several financial institutions. Some of the amounts held exceed federally insured limits. Management believes all financial institutions holding its cash are of high credit quality and does not believe the Company is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company relies on a limited number of vendors to support operations. In particular, a single vendor is currently the primary provider of web services that allow the Company to host its Sportsbook, iGaming, DFS and digital lottery courier product offerings. Any interruption in the services provided by this supplier could have a material adverse effect on its business, financial condition and results of operations.

The Company’s growth prospects and market potential will depend on its ability to obtain and maintain licenses to operate in a number of jurisdictions, and if the Company fails to obtain and maintain such licenses, its business, financial condition, results of operations and prospects could be impaired.

We conduct business in numerous countries that carry high levels of currency, political, compliance and economic risk. For example, we have offices in Ukraine and Israel, and the military conflict between Russia and Ukraine and the evolving conflict in the Middle East and any business interruptions or other spillover effects from such conflicts could adversely affect our operations.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting, in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), which requires assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. Any fair value of purchase consideration in excess of the fair value of the assets acquired less liabilities assumed is recorded as goodwill. The fair values of the assets acquired and liabilities assumed are determined based upon the valuation of the acquired business and involve management making significant estimates and assumptions.

Acquisition costs are expensed as incurred and recorded in general and administrative expenses on the consolidated statement of operations.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid, unrestricted savings, checking, money market funds with original maturities of less than three months and other bank accounts.

Restricted Cash

Restricted cash refers to cash that is held by the company but cannot be used for continuing operations. Restricted cash as of December 31, 2024, primarily relates to collateral for a letter of credit in connection with a cyber-security insurance policy.

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

Receivables Reserved for Users

Receivables for user deposits not yet received are stated at the amount the Company expects to collect from a payment processor, which includes an allowance for credit losses, if applicable. These receivables arise, primarily, due to process timing between when a user deposits and when the Company receives that deposit from the payment processor.
Accounts Receivable

Accounts receivable is recorded at amortized cost, less any allowance for credit losses. The allowance for credit losses is determined based on the Company’s assessment of the probability of non-payment of the receivable after all means of collection have been exhausted and the potential for recovery is considered remote. This provision is netted against the receivable balance with the loss being recognized within general and administrative expenses in the consolidated statements of operations. As of and for the years ending December 31, 2024 and 2023, the provision did not have a material impact on the Company’s consolidated financial statements.
Digital Assets and Liabilities

In accordance with Staff Accounting Bulletin No. 121 (“SAB 121”), the Company recognized a liability for the obligation to safeguard its users’ assets and recognized an associated asset for non-fungible tokens (“NFTs”) held for its users. Both the liability and the associated asset are measured at the fair value of the NFTs being safeguarded. Refer to “Note 8 – Fair Value Measurements” hereof for disclosures required in accordance with ASC 820, Fair Value Measurement.
On January 23, 2025, the SEC published SAB No. 122 (“SAB 122”) to rescind SAB 121. Full retrospective application of SAB 122 is required for annual periods beginning after December 15, 2024, but entities are permitted to early adopt SAB 122 in any interim or annual financial statement period included in filings with the SEC on or after January 30, 2025. The new guidance requires removal of the safeguarding obligation and corresponding asset from the balance sheet unless a loss contingency exists. The Company does not anticipate this having a material impact upon adoption.
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

Intangible Assets, Net

The Company’s intangible assets primarily consist of developed technology, customer relationships, internally-developed software, gaming market access and licenses, trademarks and tradenames and digital assets. The related amortization expense is classified as cost of revenue in the consolidated statements of operations. Estimates and assumptions that we must make in estimating the fair value of future acquired technology, user lists and other identifiable intangible assets include future cash flows that we expect to generate from the acquired assets.

Developed Technology

Developed technology primarily relates to the design and development of sports betting and casino gaming software for online and retail sports betting and casino gaming products purchased through acquisitions and recorded at fair value at the date of acquisition.

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

Gaming Market Access and Licenses

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

Digital Assets

The Company has purchased certain digital assets, including crypto currencies, with cash that is not required to currently support its operations. The Company accounts for digital assets in accordance with ASC 350, Intangibles—Goodwill and Other. Accordingly, if the fair market value at any point during the reporting period is lower than the carrying value an impairment loss equal to the difference will be recognized in the consolidated statement of operations. We have not recorded any significant impairments.

Impairment of Long-Lived Assets

Long-lived assets, except for goodwill and indefinite-lived intangible assets, consist of property and equipment and finite-lived acquired intangible assets, such as internal-use software, developed software, gaming licenses, trademarks, tradenames, and customer relationships. Long-lived assets, except for goodwill and indefinite-lived assets, are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. Impairment expense is recognized to the extent an asset’s expected undiscounted future cash flows are less than the asset’s carrying amount. The Company determined that there was no impairment of long-lived assets during 2024, 2023, or 2022.

Goodwill

The Company performs its evaluation for the impairment of goodwill associated with the Company’s reporting units on an annual basis as of each October 1, or more frequently if an event occurs or circumstances change that would indicate that a reporting unit’s carrying amount may be impaired. The Company reviews its reporting unit structure each year, or more frequently based on changes in our organization. The Company concluded that it has one reporting unit. In 2024 and 2023, the annual goodwill impairment assessment was performed on the Company’s one reporting unit, while in 2022, the Company performed its annual assessment on the historic three reporting units that were then in effect. In the fourth quarter of 2024, 2023 and 2022, as part of its annual evaluations, the Company utilized the option to first assess qualitative factors to determine whether it was necessary to perform the quantitative goodwill impairment assessment. As part of these assessments, the

Company reviews qualitative factors, which include, but are not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in the Company’s management, strategy and primary user base. In accordance with applicable guidance, an entity is not required to calculate the fair value of a reporting unit if, after assessing these qualitative factors, the Company determines that it is more likely than not that the fair value of each of its reporting units is greater than its respective carrying amount. As of October 1, 2024, 2023 and 2022, the Company determined that it was more likely than not that the fair value of each of its reporting unit exceeded its respective carrying amount and, therefore, a quantitative assessment was not required. As a result, no goodwill impairment resulted from the assessments as of October 1, 2024, 2023 and 2022. As of December 31, 2024, the Company had no accumulated goodwill impairment losses.

Contingent Consideration

Contingent consideration in a business combination is included as part of the acquisition cost and is recognized at fair value as of the acquisition date. For contingent consideration, management is responsible for determining the appropriate valuation model and estimated fair value, and in doing so, considers a number of factors, including information provided by an outside valuation advisor. Contingent consideration liabilities are reported at their estimated fair values based on probability-adjusted present values of the consideration expected to be paid, using significant inputs and estimates. Key inputs to the valuations are the projections of future financial results in relation to the business, revenue volatility, equity volatility, and operational leverage ratio as well as management judgment regarding the probability of achieving a future performance target. The fair value of contingent consideration liabilities is remeasured each reporting period, with changes in the fair value included in current operations. The remeasured liability amount could be significantly different from the amount at the acquisition date, resulting in material charges or credits in subsequent reporting periods.

Equity Method Investments

The Company has equity method investments in DKFS, LLC, DBDK Venture Fund I, L.P. and DBDK Venture Fund II, L.P. The Company uses the equity method to account for investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, but it does not exercise control and is not the primary beneficiary. The Company’s judgment regarding its level of influence over the equity method investee includes considering key factors, such as ownership interest, representation on the board of directors, and participation in policy-making decisions. The Company’s carrying value in the equity method investee is reflected in the caption “Equity method investments” on the consolidated balance sheets. Changes in value of DKFS, LLC, DBDK Venture Fund I, L.P. and DBDK Venture Fund II, L.P. are recorded in “Loss (income) from equity method investment” on the consolidated statements of operations.

Under the equity method, the Company’s investment is initially measured at cost and subsequently increased or decreased to recognize the Company’s share of income and losses of the investee, capital contributions and distributions and impairment losses. The Company performs a qualitative assessment annually and recognizes an impairment if there are sufficient indicators that the fair value of the investment is less than carrying value. There was no such impairment recorded during 2024, 2023, or 2022.

Leases

The Company determines if an arrangement is a lease at inception and categorizes it as either operating or finance based on the criteria of ASC 842, Leases. An arrangement contains a lease when the arrangement conveys the right to control the use of an identified asset over the lease term. Operating leases are recorded in the consolidated balance sheets. The Company currently does not have any finance leases. The Company elects certain practical expedients that include not separating lease and non-lease components and it does not apply the right-of-use (“ROU”) assets and lease liability recognition requirements to short-term leases.

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

Revenue Recognition

The Company records revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires more detailed disclosures to enable readers of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. See “Note 9 – Revenue Recognition” for further information.

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

Sportsbook

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

iGaming

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

Sportsbook, iGaming, and DFS create a single performance obligation for the Company to operate contests or games and award prizes or payouts to users based on results. Revenue is recognized at the conclusion of each wager, wagering game hand, and contest. Incentives can be used across online gaming product offerings. Additionally, certain incentives given to customers create material rights and represent separate performance obligations. User incentives in certain cases create liabilities when awarded to players and in those cases are generally recognized as revenue upon redemption.

Digital Lottery Courier

Digital lottery courier revenue is earned by facilitating the purchase of official state lottery tickets on behalf of customers through a mobile application or website. This revenue comes primarily from service fees for processing and fulfilling ticket orders, along with commissions earned from state lotteries on ticket sales and certain winning tickets, where applicable. Revenue is not recognized from the face value of lottery tickets or customer prize winnings, as the service acts solely as a courier and assumes no risk from game outcomes.

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

Non-fungible token (“NFT”) content

The Company launched DraftKings Marketplace (“Marketplace”) during the third quarter of 2021. Marketplace is a digital collectibles (non-fungible token or “NFT”) ecosystem designed for mainstream accessibility that offers curated initial NFT drops (“Primary Sales”). In addition to Primary Sales, owners of NFTs on Marketplace can list their NFTs for sale to other Marketplace customers (“Secondary Sales”). The revenue that the Company earns from Marketplace is primarily based on a specific percentage of the gross value of each Primary Sale or Secondary Sale. The revenue is recognized for each sale when the NFT transfers to the end user. The Company discontinued operations of Marketplace during the third quarter of 2024.

Transaction Price Considerations

Variability in the transaction price arises primarily due to market-based pricing, cash discounts, revenue sharing and usage-based fees. DraftKings offers loyalty programs, free plays, deposit bonuses, discounts, rebates and other rewards and incentives to its customers. Revenue for Sportsbook, iGaming, DFS and digital lottery courier is collected prior to the contest or event and is fixed once the outcome is known. Prizes paid and payouts made to users are recognized when awarded to the player.

Contracts with customers may include multiple performance obligations. For such arrangements, the transaction price is allocated to performance obligations on a relative standalone selling price basis. Standalone selling prices are estimated based on observable data of the Company’s sales of such products and services to similar customers and in similar circumstances on a standalone basis. For Sportsbook, iGaming, DFS and digital lottery courier, the Company allocates a portion of the transaction price to certain customer incentives that create material future customer rights. In addition, in the event of a multi-stage contest, the Company will allocate transaction price ratably from contest start to the contest’s final stage.

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

Sales and Marketing

Sales and marketing expenses consist primarily of expenses associated with advertising, conferences, costs related to free to play contests, rent and facilities maintenance, and the compensation of sales and marketing personnel, including stock-based compensation expenses. Advertising costs are expensed as incurred and are included in sales and marketing expense in our consolidated statements of operations. Advertising costs include those costs associated with communicating with potential customers and generally use some form of media, such as internet, radio, print, television, or billboards. Advertising costs also include costs associated with strategic league and team partnerships. During the years ended December 31, 2024, 2023 and 2022, advertising costs calculated in accordance with U.S. GAAP were $1,049.6 million, $984.4 million and $964.9 million, respectively.

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

Benefit Plans

The Company maintains a defined contribution plan, which covers a majority of employees. The plan allows for employee salary deferrals, which are matched at the Company’s discretion. The Company contributions to these plans were $13.0 million, $11.6 million and $9.3 million in 2024, 2023 and 2022, respectively.

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The main provisions of ASU 2023-07 requires (i) enhanced disclosures about significant segment expenses, (ii) extension of certain annual disclosures to interim periods and (iii) certain qualitative information on the chief operating decision maker. We adopted the annual reporting requirement under ASU 2023-07 on January 1, 2024 and will implement the interim disclosure requirements in fiscal year 2025. The adoption did not have a material impact on our consolidated financial statements. See “Note 13 – Segment Information” for additional information.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-08, Accounting for and Disclosure of Crypto Assets (Topic 820). ASU 2023-08 addresses the accounting and disclosure requirements for certain crypto assets. The new guidance requires entities to subsequently measure certain crypto assets at fair value, with changes in fair value recorded in net income in each reporting period. The guidance also requires to provide additional disclosures about the holdings of certain crypto assets. ASU 2023-08 is effective for public business entities for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of this standard on our digital assets’ accounting and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes—Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 modifies the rules on income tax disclosures to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The guidance also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024, with early adoption permitted. All entities are required to apply the guidance prospectively but have the option to apply it retrospectively. We are currently evaluating the impact of this standard on our income tax disclosure.

In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of income statement expenses. ASU 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for public business entities for annual periods beginning after December 15, 2026, with early adoption permitted. We are currently evaluating the impact of this standard on our disclosure of income statement expenses.

3.    Business Combinations

2024 Business Combinations

Acquisition of Jackpocket Inc. (“Jackpocket”)
On February 11, 2024, the Company entered into a definitive agreement (the “Jackpocket Merger Agreement”) to acquire Jackpocket, which is a digital lottery courier app in the United States (the “Jackpocket Transaction”).
On May 22, 2024 (the “Jackpocket Closing Date”), DraftKings consummated the Jackpocket Transaction, and, under the terms of the Jackpocket Merger Agreement and subject to certain exclusions contained therein, Jackpocket stockholders received approximately $452.3 million of cash consideration and approximately $320.8 million of equity consideration.
The acquisition of Jackpocket allows DraftKings to participate in the U.S. digital lottery courier product offering with expected ancillary benefits to its Sportsbook and iGaming product offerings by enhancing customer lifetime value and customer acquisition capabilities.
Operating results for Jackpocket on and after the Jackpocket Closing Date are included in the Company’s consolidated statements of operations for the year ended December 31, 2024. Because the Company is integrating Jackpocket’s operations into its consolidated operating activities, the amount of revenue and earnings attributable to the Jackpocket business from the Jackpocket Closing Date through December 31, 2024, which is included within revenue and loss attributable to common stockholders in the Company’s consolidated statements of operations, is impracticable to determine.
Preliminary Purchase Price Accounting for the Jackpocket Transaction

On the Jackpocket Closing Date, the Company acquired 100% of the equity interests of Jackpocket pursuant to the Jackpocket Merger Agreement. The following is a summary of the consideration issued or paid on the Jackpocket Closing Date:

Cash consideration	$452,322
Equity consideration (1)	320,783
Total consideration	$773,105

(1)Includes the issuance of approximately 7.5 million shares of DraftKings Inc.’s Class A common stock issued at $41.90 per share and 6.2 million of options exercisable for shares of DraftKings Inc.’s Class A common stock, which were issued to certain Jackpocket employee option holders in exchange for their Jackpocket options.

The purchase price allocation for Jackpocket set forth herein is preliminary and subject to change within the measurement period, which will not extend beyond one year from the Jackpocket Closing Date. Measurement period adjustments will be recognized in the reporting period in which the adjustment amounts are determined and may include adjustments pertaining to tax liabilities assumed, including the calculation of deferred tax assets and liabilities, which remain preliminary as of December 31, 2024. Any such adjustments may be material.

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed in connection with the consummation of the Jackpocket Transaction on the Jackpocket Closing Date. The values set forth below are preliminary, pending finalization of valuation analyses:

Cash and cash equivalents	$45,999
Cash reserved for users	23,349
Receivables reserved for users	9,092
Prepaid expenses and other current assets	4,151
Property and equipment	1,523
Intangible assets	269,736
Operating lease right-of-use assets	2,579
Deposits and other non-current assets	136
Total identifiable assets acquired	356,565
Liabilities assumed:
Accounts payable and accrued expenses	33,961
Liabilities to users	16,877
Operating lease liabilities	2,580
Other long-term liabilities	80,463
Total liabilities assumed	133,881
Net assets acquired (a)	222,684
Purchase consideration (b)	773,105
Goodwill (b) – (a)	$550,421

Goodwill represents the excess of the gross consideration transferred over the difference between the fair value of the underlying net assets acquired and the underlying liabilities assumed. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of benefits from securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a market participant, as well as acquiring a talented workforce and cost savings opportunities. Goodwill recognized is not deductible for tax purposes. Goodwill associated with the Jackpocket Transaction is assigned as of the Jackpocket Closing Date to the Company’s consolidated reporting unit. As Jackpocket’s financial results prior to the acquisition are not material to the Company’s consolidated financial statements, the Company has elected to not include pro forma results.

Intangible Assets

	Fair Value	Weighted- Average Useful Life
Customer Relationships	$174,000	8.0 years
Developed Technology	67,000	5.0 years
Trade Name	27,000	7.0 years
Market Access	1,736	2.9 years
Total	$269,736

Intangible assets consist of customer relationships, developed technology, trade name and market access. We used variations of income approaches with estimates and assumptions developed by us to determine the fair values of customer relationships, developed technology, and trade name. We valued customer relationships by using the multi-period excess earnings method which requires the use of significant estimates and assumptions, including revenue growth rates, attrition rates, operating margin and discount rates. For developed technology and trade name, we used the relief from royalty method including the use of significant estimates and assumptions including royalty rates and discount rates. For market access, cost approximated fair value. We amortize definite-lived assets based on the pattern over which we expect to receive the economic benefit from these assets.

Transaction Costs

For each of the years ended December 31, 2024 and 2023, the Company incurred $11.3 million and $1.5 million in advisory, legal, accounting and management fees in connection with the Jackpocket Transaction, respectively, which are included in general and administrative expenses on the Company’s consolidated statements of operations.

Acquisition of Simplebet, Inc. (“Simplebet”)

On August 28, 2024, the Company entered into a definitive agreement (the “Simplebet Merger Agreement”) to acquire Simplebet, which is a leading sports betting provider of in-play micromarket content and pricing (the “Simplebet Transaction”).

On December 3, 2024 (the “Simplebet Closing Date”), DraftKings consummated the Simplebet Transaction, and, under the terms of the Simplebet Merger Agreement and subject to certain exclusions contained therein, Simplebet stockholders received approximately $36.0 million of cash consideration and approximately $45.1 million of equity consideration. The present value of the contingent consideration of $53.5 million at the acquisition date, which is payable upon, and subject to, the achievement of certain performance targets, is included in other long term liabilities on the consolidated balance sheet.

Operating results for Simplebet on and after the Simplebet Closing Date are included in the Company’s consolidated statements of operations for the year ended December 31, 2024. Because the Company is integrating Simplebet’s operations into its consolidated operating activities, the amount of revenue and earnings attributable to the Simplebet business from the Simplebet Closing Date through December 31, 2024, which is included within revenue and loss attributable to common stockholders in the Company’s consolidated statements of operations, is impracticable to determine.
Preliminary Purchase Price Accounting for the Simplebet Transaction

On the Simplebet Closing Date, the Company acquired 100% of the equity interests of Simplebet pursuant to the Simplebet Merger Agreement. The following is a summary of the consideration issued or paid on the Simplebet Closing Date:

Cash consideration	$35,965
Equity consideration (1)	45,145
Contingent consideration (2)	53,535
Total consideration	$134,645

(1)Includes the issuance of approximately 1.0 million shares of DraftKings Inc.’s Class A common stock issued at $43.97 per share.
(2)Contingent consideration of up to 3.5 million shares of DraftKings Inc.’s Class A common stock may be payable over the next two years, subject to the achievement of certain future performance targets for the Company as a whole. The Company recorded a fair value estimate of the contingent consideration, as disclosed in “Note 8 – Fair Value Measurement”.

The purchase price allocation for Simplebet set forth herein is preliminary and subject to change within the measurement period, which will not extend beyond one year from the Simplebet Closing Date. Measurement period adjustments will be recognized in the reporting period in which the adjustment amounts are determined and may include adjustments pertaining to intangible assets acquired and tax liabilities assumed, including the calculation of deferred tax assets and liabilities. Any such adjustments may be material.

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed in connection with the consummation of the Simplebet Transaction on the Simplebet Closing Date. The values set forth below are preliminary, pending finalization of valuation analyses:

Cash and cash equivalents	$5,002
Accounts receivable	931
Prepaid expenses and other current assets	282
Operating lease right-of-use assets	144
Property and equipment	32
Intangible assets	62,120
Total identifiable assets acquired	68,511
Liabilities assumed:
Accounts payable and accrued expenses	5,374
Operating lease liabilities	144
Other long-term liabilities	11,500
Total liabilities assumed	17,018
Net assets acquired (a)	51,493
Estimated purchase consideration (b)	134,645
Estimated goodwill (b) - (a)	$83,152

Goodwill represents the excess of the gross consideration transferred over the difference between the fair value of the underlying net assets acquired and the underlying liabilities assumed. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of benefits from securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a market participant, as well as acquiring a talented workforce and cost savings opportunities. Goodwill recognized is not deductible for tax purposes. Goodwill associated with the Simplebet Transaction is assigned as of the Simplebet Closing Date to the Company’s consolidated reporting unit. As Simplebet’s financial results are not material to the Company’s consolidated financial statements, the Company has elected to not include pro forma results.

The Company recorded intangible assets related to developed technology of $62.1 million that will be amortized over six years. We valued developed technology by using the multi-period excess earnings method. The process for estimating the fair values of identifiable intangible assets requires the use of significant estimates and assumptions, including revenue growth rates, and discount rates. We amortize definite-lived assets based on the pattern over which we expect to receive the economic benefit from these assets.

Transaction Costs

For the year ended December 31, 2024, the Company incurred $4.5 million in advisory, legal, accounting and management fees in connection with the Simplebet Transaction, which are included in general and administrative expenses on the Company’s consolidated statements of operations.

Other 2024 Acquisitions

During the year ended December 31, 2024, the Company acquired 100% of the equity interest of Sports IQ Analytics Inc. (“SIQ”) and Dijon Systems Limited (“Dijon”). SIQ and Dijon were acquired for aggregate cash payments of $28.2 million and aggregate equity consideration of $10.8 million on the respective closing dates of such acquisitions. In addition, the Company is subject to contingent consideration payments of up to $33.3 million for both of their acquisitions, subject to the achievement of certain performance targets, with a preliminary fair value estimate of $24.4 million included in other current liabilities and other long term liabilities on the consolidated balance sheet. The Company recorded goodwill of $35.2 million, of which none will be deductible for tax purposes. In addition, the Company recorded intangible assets of $34.9 million that will be amortized over seven years as well as deferred tax liability of $7.7 million, in relation to these acquisitions.

For the year ended December 31, 2024, the Company incurred $1.7 million in advisory, legal, accounting and management fees in connection with these acquisitions, which are included in general and administrative expenses on the Company’s consolidated statements of operations.
As financial results of SIQ and Dijon are not material to the Company’s consolidated financial statements, the Company has elected to not include pro forma results.
2022 Business Combinations

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

Operating results for GNOG on and after the GNOG Closing Date are included in the Company’s consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022. Because the Company was integrating GNOG’s operations into its consolidated operating activities, the amount of revenue and earnings attributable to the GNOG business for 2022, which is included within revenue and net loss attributable to common stockholders in the Company’s consolidated statements of operations, was impracticable to determine.

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

Transaction Costs

For the year ended December 31, 2022, the Company incurred $14.9 million in advisory, legal, accounting and management fees in connection with the GNOG Transaction, which are included in general and administrative expenses on the Company’s consolidated statements of operations.

Unaudited Pro-Forma Information

The financial information in the table below summarizes the combined results of operations of Old DraftKings and GNOG, on an actual and a pro forma basis, as applicable, as though the companies had been combined as of January 1, 2022. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the GNOG Transaction had been consummated as of the beginning of the periods presented or of results that may occur in the future.

Year Ended December 31, 2022 Pro Forma
Revenue	$2,284,596
Net loss	$(1,375,161)

The foregoing pro forma financial information is based on estimates and assumptions, which the Company believes are reasonable. The pro forma financial information includes adjustments primarily related to purchase accounting adjustments.

4.    Property and Equipment

Property and equipment, net consists of the following:

	December 31, 2024	December 31, 2023
Computer equipment and software	$73,440	$70,243
Furniture and fixtures	9,131	8,594
Leasehold improvements	56,346	57,309
Property and Equipment	138,917	136,146
Accumulated depreciation	(88,367)	(75,451)
Property and Equipment, net	$50,550	$60,695

During the years ended December 31, 2024, 2023, and 2022 the Company recorded depreciation expense on property and equipment of $21.1 million, $20.4 million, and $18.7 million, respectively. The value of property and equipment, net in foreign countries is $2.9 million and $4.0 million as of December 31, 2024 and 2023, respectively. No other country or region represents greater than 10% of our total property and equipment, net as of the dates presented, other than the United States.

5.    Intangible Assets and Goodwill

Intangible Assets

As of December 31, 2024, intangible assets, net consists of the following:

	Weighted- Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Developed technology	4.4 years	$590,231	$(260,786)	$329,445
Internally developed software	2.3 years	333,437	(166,456)	166,981
Gaming market access and licenses	8.4 years	221,479	(68,402)	153,077
Customer relationships	6.1 years	442,528	(192,055)	250,473
Trademarks, tradenames and other	5.9 years	46,253	(14,895)	31,358
		1,633,928	(702,594)	931,334
Indefinite-lived intangible assets:
Digital assets, net of impairment	Indefinite-lived	1,787	N/A	1,787
Intangible assets, net		$1,635,715	$(702,594)	$933,121

As of December 31, 2023, intangible assets, net consisted of the following:

	Weighted- Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Developed technology	4.4 years	$422,900	$(193,247)	$229,653
Internally developed software	2.3 years	236,644	(108,169)	128,475
Gaming market access and licenses	10.6 years	218,760	(47,941)	170,819
Customer relationships	4.1 years	269,728	(127,862)	141,866
Trademarks and tradenames	3.3 years	37,674	(20,751)	16,923
		1,185,706	(497,970)	687,736
Indefinite-lived intangible assets:
Digital assets, net of impairment	Indefinite-lived	2,884	N/A	2,884
Intangible assets, net		$1,188,590	$(497,970)	$690,620

During the years ended December 31, 2024, 2023, and 2022 the Company recorded amortization expense on intangible assets of $249.9 million, $180.9 million, and $150.6 million, respectively. Future cash flows associated with the Company’s intangible assets are not expected to be materially affected by its ability to renew or extend its arrangements.

The table below shows expected amortization expense for the next five years of intangible assets recorded as of December 31, 2024:

Year Ending December 31,	Estimated Amortization
2025	$237,285
2026	204,479
2027	176,694
2028	106,425
2029	66,480

Goodwill

The changes in the carrying value of goodwill were as follows:

Total
Balance as of December 31, 2022	$886,373
Goodwill resulting from acquisitions	—
Balance as of December 31, 2023	$886,373
Goodwill resulting from acquisitions	668,743
Balance as of December 31, 2024	$1,555,116

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2024	December 31, 2023
Accounts payable	$53,662	$34,127
Accrued compensation and related expenses	87,192	94,830
Accrued marketing	94,136	100,840
Accrued partnership fees	113,299	136,338
Accrued processor fees	28,985	21,357
Accrued product taxes	130,401	116,501
Accrued professional fees and litigation	68,835	53,870
Accrued software and license fees	21,747	25,829
Deferred revenue	46,390	43,634
Accrued other expenses	16,598	12,273
Total	$661,245	$639,599

7. Current and Long-term Liabilities

Revolving Line of Credit

On December 20, 2022, the Company entered into a loan and security agreement with Pacific Western Bank and Citizens Bank, as lenders (as amended, the “Old Credit Agreement”), which provides the Company with a revolving line of credit of up to $125.0 million (the “Old Revolving Line of Credit”). The Old Credit Agreement maturity date was extended from December 20, 2024 to December 31, 2025, effective July 31, 2024.

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

Revolving loans under the New Revolving Credit Facility bear interest at the Company’s election at either (i) Term SOFR (as defined in the New Credit Agreement), plus an applicable margin ranging from 1.75% to 2.25% depending on the Company’s Net First Lien Leverage Ratio (as defined in the New Credit Agreement) or (ii) a base rate that is equal to the greatest of (a) the federal funds rate plus 0.50%, (b) the prime rate and (c) Term SOFR for a one month interest period plus 1.00%, in each case plus an additional applicable margin ranging from 0.75% to 1.25% depending on the Company’s Net First Lien Leverage Ratio. In addition, the Company is required to pay a commitment fee quarterly in arrear ranging from 0.25% to 0.375% per annum of the unused portion of the New Revolving Credit Facility depending on the Company’s Net First Lien Leverage Ratio. As of December 31, 2024, the New Credit Agreement provided a revolving line of credit of up to $500.0 million, and there was no principal outstanding under the New Credit Agreement. As of December 31, 2024, $10.0 million in letters of credit were issued under the New Credit Agreement, with $490.0 million available for borrowing.

The performance of the Company’s obligations under the New Credit Agreement is secured by a first-priority security interest on substantially all of its assets. The New Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including dividend restrictions and a financial covenant that the Company is required to maintain a Net First Lien Leverage Ratio not to exceed 4.50:1.00, which is tested only if the aggregate amount of (i) revolving loans outstanding and (ii) letters of credit outstanding under the New Revolving Credit Facility in excess of a specified threshold (unless cash collateralized) is in excess of 40% of the total amount under the New Revolving Credit Facility.

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

The Convertible Notes are convertible at an initial conversion rate of 10.543 shares of DraftKings Inc.’s Class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of $94.85 per share of DraftKings Inc.’s Class A common stock. The conversion rate is subject to adjustment upon the occurrence of certain specified events and includes a make-whole adjustment upon early conversion in connection with a make-whole fundamental change (as defined in the indenture governing the Convertible Notes). For the years ended December 31, 2024, 2023 and 2022 there were no changes to the initial conversion price.

Prior to September 15, 2027, the Convertible Notes will be convertible by the holder only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the Notes Maturity Date. Old DraftKings will satisfy any conversion election by paying or delivering, as the case may be, cash, shares of DraftKings Inc.’s Class A common stock or a combination of cash and shares of DraftKings Inc.’s Class A common stock. During 2022, the conditions allowing holders of the Convertible Notes to convert their Convertible Notes were triggered by the holding company reorganization in connection with the GNOG Transaction, whereby DraftKings Inc. became the going-forward public company and replaced Old DraftKings as the issuer of the Class A common stock issuable upon conversion of the Convertible Notes; such conversion window expired on June 27, 2022, and no holders of the Convertible Notes exercised their conversion rights. As of December 31, 2024, no conditions were met to allow for the conversion of the Convertible Notes by any holder.

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

As of December 31, 2024, the Company’s convertible debt balance was $1,256.4 million, net of unamortized debt issuance costs of $8.6 million. The amortization of debt issuance costs were $2.7 million, $2.7 million and $2.7 million in 2024, 2023 and 2022, respectively, and these costs are included in the interest expense line-item on the Company's consolidated statements of operations. Although recorded at amortized cost on the Company’s consolidated balance sheets, the estimated fair value of the Convertible Notes was $1,076.9 million and $1,025.6 million as of December 31, 2024 and 2023, respectively, which was calculated using the estimated or actual bids and offers of the Convertible Notes in an over-the-counter market on the last business day of the period, which is a Level 1 fair value measurement.

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

As of December 31, 2024, and December 31, 2023, the Company’s estimated contingent liability for indirect taxes was $84.7 million and $71.2 million, respectively. The estimated contingent liability for indirect taxes is recorded within other long-term liabilities on our consolidated balance sheets and general and administrative expenses on our consolidated statements of operations.

Warrant Liabilities

As part of the initial public offering of Diamond Eagle Acquisition Corp. (“DEAC”) on May 14, 2019 (the “IPO”), DEAC issued 13.3 million warrants, each of which entitles the holder to purchase one share of DraftKings Inc.’s Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, DEAC completed the private sale of 6.3 million warrants to DEAC’s sponsor (the “Private Warrants”) where each whole warrant entitles the holder to purchase one share of DraftKings Inc.’s Class A common stock at an exercise price of $11.50 per share. As of December 31, 2024, there were no Public Warrants outstanding and 0.4 million Private Warrants outstanding. As of December 31, 2023, there were no Public Warrants outstanding and 1.4 million Private Warrants outstanding. On May 5, 2022, in connection with the consummation of the GNOG Transaction, Old DraftKings entered into an assignment and assumption agreement (the “Old DraftKings Warrant Assignment Agreement”) with DraftKings Inc., Computershare Trust Company, N.A. and Computershare Inc. (together, “Computershare”), pursuant to which Old DraftKings assigned to DraftKings Inc. all of its rights, interests and obligations under the warrant agreement, dated as of May 10, 2019 (the “Old DraftKings Warrant Agreement”), by and between DEAC and Continental Stock Transfer & Trust Company, as warrant agent, as assumed by Old DraftKings and assigned to Computershare by that certain assignment and assumption agreement, dated as of April 23, 2020, governing Old DraftKings’ outstanding Private Warrants, on the terms and conditions set forth in the Old DraftKings Warrant Assignment Agreement. In connection with the consummation of the GNOG Transaction and pursuant to the Old DraftKings Warrant Assignment Agreement, each of the outstanding Private Warrants became exercisable for one share of DraftKings Inc. Class A common stock on the existing terms and conditions, except as otherwise described in the Old DraftKings Warrant Assignment Agreement.

In addition, on May 5, 2022, in connection with the consummation of the GNOG Transaction, the Company assumed an additional 5.9 million warrants, each of which entitled the holder to purchase one share of GNOG’s Class A common stock at an exercise price of $11.50 per share (the “GNOG Private Warrants”). Effective as of the consummation of the GNOG Transaction, each of the outstanding GNOG Private Warrants became exercisable, at a price of $31.50, for 0.365 of a share of DraftKings Inc.’s Class A common stock, or approximately 2.1 million shares of DraftKings Inc.’s Class A common stock in the aggregate, on the existing terms and conditions of such GNOG Private Warrants, except as otherwise described in the assignment and assumption agreement relating to the GNOG Private Warrants entered into on the GNOG Closing Date. As of December 31, 2024 and 2023, there were 3.0 million and 5.9 million GNOG Private Warrants outstanding, respectively.

The Company classified its Public Warrants, Private Warrants and GNOG Private Warrants pursuant to ASC 815 as derivative liabilities with subsequent changes in their respective fair values recognized in its consolidated statement of operations at each reporting date. As of December 31, 2024, and 2023 the fair value of the Company’s warrant liability was $22.0 million and $63.6 million, respectively. Due to fair value changes the Company recorded a loss on remeasurement of warrant liabilities of $4.9 million, and $57.5 million, in 2024 and 2023, respectively, and a gain on remeasurement of warrant liabilities of $29.4 million in 2022.

In 2024, 1.0 million Private Warrants and 2.9 million GNOG Private Warrants were exercised resulting in a reclassification to additional paid-in-capital in the amount of $32.8 million and $13.7 million, respectively. These exercises resulted in the issuance of approximately 1.0 million shares of DraftKings Inc. Class A common stock as all were exercised on a cashless basis. In 2023, 0.2 million Private Warrants were exercised resulting in a reclassification to additional paid-in-capital in the amount of $4.6 million, and no GNOG Private Warrants were exercised. In 2022, a de minimis number of Private Warrants and no GNOG Private Warrants were exercised. See “Note 8 – Fair Value Measurements” and “Note 14 – Loss Per Share” for further information on the Company’s warrant liabilities.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value as of December 31, 2024 and 2023 based on the three-tier fair value hierarchy:

	December 31, 2024
	Level 1	Level 2		Level 3		Total
Assets
Other non-current assets:
Derivative instruments	$—	$—		$7,059	(4)	$7,059
Equity securities	—	13,533	(3)	—		13,533
Total	$—	$13,533		$7,059		$20,592

Liabilities
Other current liabilities	$—	$—		$3,300	(6)	$3,300
Warrant liabilities	—	22,033	(5)	—		22,033
Other long-term liabilities	—	—		74,665	(6)	74,665
Total	$—	$22,033		$77,965		$99,998

	December 31, 2023
	Level 1		Level 2		Level 3		Total
Assets
Cash equivalents:
Money market funds	$250,055	(1)	$—		$—		$250,055
Other current assets:
Digital assets held for users	—		46,624	(2)	—		46,624
Other non-current assets:
Derivative instruments	—		—		19,999	(4)	19,999
Equity securities	—		13,533	(3)	—		13,533
Total	$250,055		$60,157		$19,999		$330,211

Liabilities
Other current liabilities:
Digital assets held for users	$—		$46,624	(2)	$—		$46,624
Warrant liabilities	—		63,568	(5)	—		63,568
Total	$—		$110,192		$—		$110,192

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
(4)Represents the Company’s derivative instruments held in other public and privately held entities. The Company measures these derivative instruments to fair value using option pricing models and, accordingly, classifies these assets as Level 3. There were no new Level 3 derivative instruments purchased by or issued to the Company for the years ended December 31, 2024 and 2023. The key inputs to the valuations are underlying stock price, volatility and risk free rate. A change in these significant unobservable inputs might result in a significantly higher or lower fair value measurement at the reporting date. Changes to fair value of these instruments are recorded in Other income, net on the consolidated statements of operations and Loss on marketable equity securities and other financial assets, net in the consolidated statement of cash flows.
(5)The Company measures its Private Warrants and the GNOG Private Warrants to fair value using a binomial lattice model or a Black-Scholes model, where appropriate, with the significant assumptions being observable inputs and, accordingly, classifies these liabilities as Level 2. Key assumptions used in the valuation of the Private Warrants and GNOG Private Warrants include term, risk free rate and volatility. See “Note 7 – Current and Long-term Liabilities” and “Note 14 – Loss Per Share” for further information on the Company’s warrant liabilities.
(6)Represents the contingent consideration issuable to former SIQ, Dijon and Simplebet securityholders in connection with the SIQ Transaction, Dijon Transaction and Simplebet Transaction upon the achievement of certain performance targets. The fair value of contingent consideration was generally calculated using customary valuation models based on probability-weighted outcomes of meeting certain future performance targets and forecasted results. The Company classified the contingent consideration liabilities as a Level 3 fair value measurement due to the lack of observable inputs used in the model. The key inputs to the valuations are the projections of future financial results in relation to the business, revenue risk premium, revenue volatility, and operational leverage ratio as well as management judgment regarding the probability of achieving a future performance target. The table below includes a range and an average weighted by relative fair value of the significant unobservable inputs used to measure contingent consideration at fair value. A change in these significant unobservable inputs might result in a significantly higher or lower fair value measurement at the reporting date. Changes to fair value of these instruments are recorded in Other income, net on the consolidated statements of operations.

December 31, 2024
Significant Unobservable Input of Level 3 Investments	Range (Weighted Average)
Revenue volatility	17.3% - 17.7% (17.6%)
Equity volatility	53.4% - 60.0% (55.3%)
Operational leverage ratio	65.0% - 70.0% (66.4%)

During 2024, the Company recorded an unrealized loss of $12.9 million in the aggregate for its Level 3 financial assets. The Company did not record any unrealized gains or losses for its Level 3 financial assets during 2023, and recorded an unrealized gain of $19.9 million in the aggregate for its Level 3 financial assets during 2022.

9. Revenue Recognition

Deferred Revenue

The Company included deferred revenue within accounts payable and accrued expenses and liabilities to users in the consolidated balance sheets. The deferred revenue balances were as follows:

	Year Ended December 31,
	2024	2023	2022
Deferred revenue, beginning of the period	$174,212	$133,851	$91,554
Deferred revenue, end of the period	$166,463	$174,212	$133,851
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$171,307	$129,246	$74,837

Deferred revenue primarily represents contract liabilities related to the Company’s obligation to transfer future value in relation to in period transactions in which the Company has received consideration. These obligations are primarily related to incentive programs and wagered amounts associated with unsettled or pending outcomes that fluctuate based on volume of activity. Such obligations are recognized as liabilities when awarded to users and are recognized as revenue when those liabilities are later resolved, in subsequent periods.

Revenue Disaggregation

We disaggregate revenue from contracts with customers by product vertical and geography, as we believe it best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Disaggregation of revenue for years ended December 31, 2024, 2023 and 2022 are as follows:

	Year Ended December 31,
	2024	2023	2022
Sportsbook	$2,902,857	$2,106,403	$1,032,785
iGaming	1,507,808	1,216,749	821,847
Other	357,034	342,241	385,829
Total Revenue	$4,767,699	$3,665,393	$2,240,461

Sportsbook revenue includes Online Sportsbook and Retail Sportsbook. Other revenue primarily includes DFS, digital lottery courier, gaming software, media and advertising revenue and Marketplace.

 The following table presents the Company’s revenue by geographic region for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
United States	$4,649,136	$3,595,622	$2,196,803
International (1)	118,563	69,771	43,658
Total Revenue	$4,767,699	$3,665,393	$2,240,461

(1)No other country or region represents greater than 10% of our total revenue as of the dates presented, other than the United States as presented above.

10. Stockholders’ Equity (Deficit)

Class A Common Stock

Holders of Class A common stock are entitled to cast one vote per share of Class A common stock. Holders of Class A common stock are not entitled to cumulate their votes in the election of directors. Holders of Class A common stock will share ratably (based on the number of shares of Class A common stock held) if and when any dividend is declared by the Board of Directors out of funds legally available therefor, subject to restrictions, whether statutory or contractual (including with respect to any outstanding indebtedness), on the declaration and payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock or any class or series of stock having a preference over, or the right to participate with, the Class A common stock with respect to the payment of dividends. On the liquidation, dissolution, distribution of assets or winding up of DraftKings, each holder of Class A common stock will be entitled, pro rata on a per share basis, to all assets of DraftKings of whatever kind available for distribution to the holders of common stock, subject to the designations, preferences, limitations, restrictions and relative rights of any other class or series of preferred stock of DraftKings then outstanding.

Class B Common Stock

Shares of Class B common stock may be issued only to, and registered in the name of, Mr. Robins and any entities wholly owned by Mr. Robins (including all subsequent successors, assigns and permitted transferees). Holders of Class B common stock are entitled to cast 10 votes per share of Class B common stock. Holders of Class B common stock are not entitled to cumulate their votes in the election of directors. Holders of Class B common stock will not participate in any dividend declared by the Board of Directors. On the liquidation, dissolution, distribution of assets or winding up of DraftKings, holders of Class B common stock will not be entitled to receive any distribution of DraftKings assets of whatever kind available until distribution has first been made to all holders of Class A common stock. Notwithstanding this, due to the liquidation rights of holders of Class A common stock described above in which all assets of DraftKings of whatever kind available will be distributed to holders of Class A common stock, no assets of DraftKings will be available for liquidating distributions in respect of Class B common stock.

Preferred Stock

The Company’s amended and restated articles of incorporation provide that its Board of Directors has the authority, without action by the stockholders, to designate and issue shares of preferred stock in one or more classes or series, and the number of shares constituting any such class or series, and to fix the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock, including, without limitation, dividend rights, dividend rates, conversion rights, exchange rights, voting rights, rights and terms of redemption, dissolution preferences, and treatment in the case of a merger, business combination transaction, or sale of its assets, which rights may be greater than the rights of the holders of the common stock. As of December 31, 2024, the Company had 300.0 million shares authorized of preferred stock, $0.0001 par value, of which none were issued and outstanding as of December 31, 2024 or December 31, 2023.

Share Repurchase Program

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

The Company repurchased 1.1 million shares for $48.1 million during the year ended December 31, 2024 under the Stock Repurchase Program. The purchases of the shares occurred in the month of December.

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

In 2020, the Company’s Board of Directors approved the 2020 Incentive Award Plan (the “2020 Plan”, together with the 2012 Plan and the 2017 Plan, the “Plans”). The 2020 Plan provides for the granting of incentive and nonqualified stock options, restricted stock units (“RSUs”) and other equity interests or awards in the Company. As of December 31, 2024, the total number of shares available for issuance under the 2020 Plan was 33.9 million shares. There are 10.4 million shares available for issuance under the 2017 Plan, however, we no longer issue awards under the 2017 Plan. There are no securities remaining available for future issuance under the 2012 Plan as this plan has expired pursuant to the terms. The Company issues time-based and performance-based vesting awards under the 2020 Plan.

Also in 2020, the Company’s Board of Directors approved the Employee Stock Purchase Plan, as amended from time to time, (as amended, the “ESPP”). The ESPP permits eligible employees to purchase a number of shares of the Company’s Class A common stock at a price per share that is 85% of the lesser of the fair market value of the shares on the first or last day of the offering period, during offerings periods each year. Employees started contributing to the ESPP in 2024 and no shares have been issued under the plan as of December 31, 2024. As of December 31, 2024, a share reserve established that the aggregate number of shares may not exceed 133.3 million shares under the 2020 Plan and the ESPP.

The Company has historically issued three types of stock-based compensation: time-based awards, long term incentive plan (“LTIP”) awards and performance-based stock compensation plan (“PSP”) awards. Time-based awards are equity awards that tie vesting to length of service with the Company. LTIP awards are performance-based equity awards that are used to establish longer-term performance objectives and incentivize management to meet those objectives. PSP awards are performance-based equity awards which establish performance objectives related to a particular fiscal year. As applicable, certain stock-based compensation awards expire seven to ten years after the grant date.

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

PSP awards granted in 2024, 2023 and 2022 vest based on achievement of revenue and Adjusted EBITDA targets and have a range of payouts from 0% to 200%. PSP awards granted in 2021 and 2020 vest based on achievement of revenue targets and have a range of payouts from 0% to 300%. As these awards are performance-based RSUs, the fair value is estimated on the grant date using the underlying share price.

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

	Year Ended December 31,
	2024	2023	2022
Weighted average risk free interest rate	4.6%	4.1%	3.1%
Weighted average expected term (in years)	3.6	5.9	5.6
Weighted average expected volatility	45.1%	55.7%	53.0%
Weighted average expected dividend yield	0.0%	0.0%	0.0%

The following table shows stock award activity for the years ended December 31, 2024 and 2023:

	Options	RSUs			Total	Weighted Average Exercise Price of Options	Weighted Average FMV of RSUs	Weighted Average Remaining Term of Options (Years)	Aggregate Intrinsic Value
		Time Based	PSP	LTIP
Outstanding at December 31, 2022	25,684	15,273	13,119	13,864	67,940	$6.17	$29.64	5.49	$192,062
Granted	800	11,629	2,240	209	14,878	29.02	19.55	—	—
Exercised options / vested RSUs	(3,944)	(7,211)	(1,715)	(12,310)	(25,180)	4.16	42.29	—	—
Change in awards due to performance-based multiplier	—	—	1,141	—	1,141	—	60.25	—	—
Forfeited	(285)	(1,810)	(976)	(508)	(3,579)	4.39	21.18	—	—
Outstanding at December 31, 2023	22,255	17,881	13,809	1,255	55,200	$7.10	$21.01	4.59	$645,885
Granted	761	7,789	1,449	—	9,999	31.85	42.48	—	—
Exercised options / vested RSUs	(2,227)	(7,841)	—	(261)	(10,329)	4.17	26.11	—	—
Change in awards due to performance-based multiplier	—	—	—	—	—	—	—	—	—
Forfeited	(14)	(1,576)	(752)	(135)	(2,477)	16.99	23.34	—	—
Outstanding at December 31, 2024	20,775	16,253	14,506	859	52,393	$8.31	$23.75	3.70	621,065

The following table provides additional information for stock option awards outstanding as of December 31, 2024:

	Awards Outstanding	Weighted Average Remaining Term of Options (Years)	Aggregate Intrinsic Value	Weighted Average Exercise Price of Options
Stock options exercisable	20,219	3.5	$618,573	$7.45
Stock options remaining to vest	556	9.1	$2,492	$39.54

As of December 31, 2024, total unrecognized stock-based compensation cost of $620.1 million related to granted and unvested share-based compensation arrangements that are expected to vest is expected to be recognized over a weighted-average period of 2.5 years. The following table shows stock-based compensation cost for the years ended December 31, 2024, 2023 and 2022:

	Year Ended			Year Ended			Year Ended
	December 31, 2024			December 31, 2023			December 31, 2022
	Options	RSUs	Total(3)	Options	RSUs	Total(3)	Options	RSUs	Total
Time Based (1)	$13,257	$193,860	$207,117	$10,178	$183,937	$194,115	$15,222	$103,478	$118,700
PSP (2)	—	169,832	169,832	—	126,071	126,071	—	90,180	90,180
LTIP (2)	—	4,418	4,418	—	78,277	78,277	—	369,919	369,919
Total	$13,257	$368,110	$381,367	$10,178	$388,285	$398,463	$15,222	$563,577	$578,799

(1) Time-based awards vest and are expensed over a defined service period.
(2) PSP and LTIP awards vest based on defined performance criteria and are expensed based on the probability of achieving such criteria.
(3) Total expenses includes $17.3 million and $20.2 million of liability-classified awards recorded within accounts payable and accrued liabilities in the consolidated balance sheet as of December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, we capitalized stock-based compensation primarily associated with the development of software for internal-use of $17.8 million.

The weighted-average grant-date fair values of options granted during the years ended December 31, 2024, 2023 and 2022 were $22.86, $8.59 and $7.46 per share, respectively.

During the years ended December 31, 2024, 2023 and 2022 the Company received proceeds from the exercise of stock options of $9.2 million, $16.5 million and $8.7 million, respectively, and the aggregate intrinsic value of those stock options exercised was $78.3 million, $101.7 million and $38.1 million, respectively.

The total grant date fair value of stock options that vested during the years ended December 31, 2024, 2023 and 2022 were $13.4 million, $11.1 million and $15.3 million, respectively. The total grant date fair value of RSUs that vested during the years ended December 31, 2024, 2023 and 2022 were $212.7 million, $893.2 million and $511.4 million, respectively.

12.   Income Taxes

Loss before income tax (benefit) provision for the years ended December 31, 2024, 2023 and 2022 consists of the following:

	Year Ended December 31,
	2024	2023	2022
United States	$(586,004)	$(753,105)	$(1,329,931)
Foreign	(7,154)	(38,148)	(113,027)
Loss before income tax (benefit) provision	$(593,158)	$(791,253)	$(1,442,958)

The components of the provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$10	$—	$—
State	607	433	456
Foreign	5,775	3,888	5,085
Total current provision	6,392	4,321	5,541
Deferred:
Federal	(64,196)	205	(52,411)
State	(29,022)	2,643	(17,624)
Foreign	485	3,001	(3,372)
Total deferred provision	(92,733)	5,849	(73,407)
Total income tax (benefit) provision	$(86,341)	$10,170	$(67,866)

The reconciliation between income taxes computed at the U.S. statutory income tax rate to our provision for income taxes for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Year Ended December 31,
	2024	2023	2022
Benefit for income taxes at 21% rate	$(124,563)	$(166,217)	$(303,028)
State taxes, net of federal benefit	(9,752)	(40,385)	(17,265)
Stock-based compensation (benefit) expense	(882)	26,155	28,015
Non-deductible lobbying expenses	6,924	1,009	4,788
Change in valuation allowance	18,307	130,817	166,978
Non-deductible executive compensation	18,275	30,106	54,925
Loss (gain) on remeasurement of warrant liabilities	1,270	12,084	(6,173)
Foreign rate differential	1,003	3,348	1,802
Income tax reserves	3,848	4,119	(553)
Other	(771)	9,134	2,645
Total income tax (benefit) provision	$(86,341)	$10,170	$(67,866)

Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2024 and 2023 are as follows:

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$1,100,214	$1,042,874
Intangible assets	13,770	82,813
Accrual and other temporary differences	78,535	59,656
Operating lease	22,239	24,784
Stock-based compensation	60,754	51,065
Capitalized research and development costs	199,678	128,719
Fixed assets	3,710	2,451
Gross deferred tax assets	1,478,900	1,392,362
Valuation allowance	(1,453,715)	(1,358,934)
Net deferred tax assets	$25,185	$33,428

Deferred tax liabilities:
Capitalized software costs	$—	$(4,535)
Fixed assets	(108)	(162)
Intangible assets	(6,532)	—
Operating lease	(21,472)	(25,528)
Other	(4,041)	(7,798)
Gross deferred tax liabilities	(32,153)	(38,023)
Total net deferred tax liabilities	$(6,968)	$(4,595)

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

The Company records its deferred tax assets of $6.8 million and $7.8 million for 2024 and 2023, respectively, in deposits and other non-current assets in the consolidated balance sheet and its deferred tax liabilities of $13.8 million and $12.4 million for 2024 and 2023, respectively, in other long-term liabilities in the consolidated balance sheets. The Company has provided a valuation allowance for the U.S. deferred tax assets as of December 31, 2024 and 2023. For the years ended December 31, 2024, and 2023, the U.S. valuation allowance increased by $94.8 million (of which $76.5 million was established through goodwill and $18.3 million was established through the consolidated statement of operations), and $130.8 million, respectively primarily due to the operating losses.

As of December 31, 2024, the Company had U.S. federal and state tax net operating loss (“NOL”) carryforwards of $4.0 billion and $4.3 billion, respectively, which may be available to offset future income tax liabilities. Of the federal net operating loss carryforward, $0.7 billion expires at various dates beginning in 2032 through 2037 and $3.3 billion does not expire. Of the state NOL carryforward, $4.0 billion expires at various dates beginning in 2025 through 2044 and $0.3 billion does not expire.

Utilization of the NOL carryforwards may be subject to limitation under Section 382 of the Internal Revenue Code of 1986 based on ownership changes that could occur in the future. These ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. There could be additional ownership changes in the future, which may result in additional limitations on the utilization of the NOL and tax credit carryforwards. The Company has analyzed the impact of these limitations on its attributes and included the impact of these limitations in its U.S. deferred tax assets.

As of December 31, 2024, foreign earnings of $9.7 million have been retained by the Company’s foreign subsidiaries for indefinite reinvestment. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company could be subject to withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred income tax liability related to these outside basis differences is not practicable.

In addition to filing federal income tax returns, the Company files income tax returns in numerous states and foreign jurisdictions that impose an income tax. The Company is subject to U.S. federal, state and local income tax examinations by tax authorities for the years beginning in 2012. The Company is no longer subject to foreign income tax examinations for tax years prior to 2018.

The following table presents a reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, included in long-term income tax liabilities on the Company’s consolidated balance sheets:

	Year Ended December 31,
	2024	2023	2022
Unrecognized tax benefits at the beginning of the year	$57,424	$58,011	$72,407
Additions for tax positions of prior years	—	1,026	1,807
Reduction for tax positions of prior years	(1,395)	(269)	—
Additions for tax positions of current year	377	449	—
Settlements	—	—	(7,412)
Foreign currency adjustments	(376)	(1,793)	(8,791)
Unrecognized tax benefits at the end of the year	$56,030	$57,424	$58,011

As of December 31, 2024, 2023 and 2022, the Company had $54.2 million, $55.9 million and $58.0 million, respectively, of net unrecognized tax benefits, which would affect the Company’s tax rate if recognized. The Company does not anticipate any material changes to its unrecognized tax benefits within the next twelve months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the years ended December 31, 2024, 2023 and 2022, the Company recognized $5.3 million, $5.0 million and $6.4 million in interest and penalties. The Company had $22.2 million and $16.8 million of interest and penalties accrued at December 31, 2024 and 2023, respectively.

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

13. Segment Information

The Company has one consolidated reportable segment. This segment provides users with Sportsbook, iGaming, DFS and digital lottery courier product offerings, media, and other online product offerings as well as the design, development and licensing of sports betting and casino gaming software for its Sportsbook and iGaming product offerings. The Company drives revenue primarily in North America and manages the business activities on a consolidated basis.

The determination of reportable operating segments is based on the Chief Operating Decision Maker’s (“CODM’s”) use of financial information provided for the purposes of assessing performance and making operating decisions. The Company's CODM is its Co-founder and Chief Executive Officer. The CODM uses net income (loss) to allocate resources and assess the performance of the Company by comparing actual results to historical results and previously forecasted financial information and the allocation of budget between cost of revenues, sales and marketing, product and technology, and general and administrative expenses. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets.

The accounting policies of the Company’s consolidated segment are the same as those described in “Note 2 – Summary of Significant Accounting Polices and Practices.” Any intercompany revenues or expenses are eliminated in consolidation.

The following table presents revenue, significant expenses, and net income (loss) for our consolidated segment:

	Year Ended December 31,
	2024	2023	2022
Total revenue	$4,767,699	$3,665,393	$2,240,461
Less:
Gaming tax	1,658,114	1,235,272	716,451
Other adjusted cost of revenue (1)	1,061,992	872,178	612,331
Total Adjusted Cost of Revenue	2,720,106	2,107,450	1,328,782
Less:
Adjusted sales and marketing expenses (2)	1,224,561	1,161,318	1,129,707
Adjusted product and technology expenses (2)	292,991	240,422	214,824
Adjusted general and administrative expenses (2)	348,734	307,238	288,929
Depreciation and amortization	270,854	201,920	169,252
Interest income	(47,259)	(58,418)	(21,353)
Interest expense	2,959	2,679	2,651
Stock-based compensation	381,367	398,463	578,799
Transaction-related costs (3)	26,386	3,060	17,315
Litigation, settlement and related costs (4)	81,246	34,500	7,010
Advocacy and other related legal expenses (5)	16,049	—	16,558
Loss (gain) on remeasurement of warrant liabilities	4,945	57,543	(29,396)
Loss on equity method investment	468	719	2,895
Income tax (benefit) provision	(86,341)	10,170	(67,866)
Other expenses (6)	37,917	471	(19,659)
Consolidated net income (loss)	$(507,285)	$(802,142)	$(1,377,987)

(1)Other adjusted cost of revenue includes all cost of revenue, other than gaming tax, presented in the statement of operations, adjusted for the impact of depreciation and amortization and stock-based compensation.
(2)These items represent the respective line items in the statement of operations, adjusted for the impact of depreciation and amortization; stock-based compensation; transaction-related costs; litigation, settlement and related costs; advocacy and other related legal expenses; and other expenses, as further described below.
(3)Includes capital markets advisory, consulting, accounting and legal expenses related to evaluation, negotiation and integration costs incurred in connection with transactions under consideration, pending, or completed transactions and offerings, including costs relating to our completed acquisitions of Jackpocket, SIQ, Dijon and Simplebet.
(4)Primarily includes certain external legal costs related to litigation and litigation settlement costs deemed unrelated to our core business operations.
(5)Reflects certain costs relating to advocacy efforts and other legal expenses in jurisdictions where we do not operate certain product offerings and are actively seeking licensure, or similar approval, for those product offerings. This adjustment excludes (i) costs relating to advocacy efforts and other legal expenses in jurisdictions where we do not operate that are incurred in the ordinary course of business and (ii) costs relating to advocacy efforts and other legal expenses incurred in jurisdictions where related legislation has been passed and we currently operate.
(6)Other expenses are defined other certain costs that were not included in the above categories including any gain or loss on the disposal of a business and termination expenses.

14.   Loss Per Share

The computation of loss per share and weighted-average shares of the Company’s Class A common stock outstanding for the periods presented are as follows:

	Year Ended December 31,
	2024	2023	2022
Net loss	$(507,285)	$(802,142)	$(1,377,987)
Basic and diluted weighted-average common shares outstanding	481,954	462,599	436,513
Loss per share attributable to common stockholders:
Basic and diluted	$(1.05)	$(1.73)	$(3.16)

For the periods presented, the following securities were not required to be included in the computation of diluted shares outstanding:

	Year Ended December 31,
	2024	2023	2022
Class A common stock resulting from exercise of all warrants	1,439	3,524	3,761
Stock options and RSUs	52,393	55,200	67,941
Convertible notes	13,337	13,337	13,337
Total	67,169	72,061	85,039

15.   Related-Party Transactions

Financial Advisor

On May 7, 2021, DraftKings entered into a master engagement letter (as amended, the “Master Engagement Letter”), with Raine Securities LLC (the “Financial Advisor”), an affiliate of Raine. John Salter, who served as a member of our Board of Directors until April 2022, is a partner of Raine. Pursuant to the Master Engagement Letter, Raine Securities will act as a financial advisor to DraftKings in connection with certain proposed transactions, and DraftKings will pay Raine Securities certain fees and expenses from time to time on the terms and conditions described in the related statements of work. During 2022, when Raine was a related party, the Company incurred $8.5 million of professional fees in connection with certain business combination transactions and offerings undertaken by the Company, which are recorded within general and administrative expenses on the consolidated statement of operations.

Receivables from Equity Method Investments

The Company has committed to invest up to $17.5 million into DBDK Venture Fund I, LP and $21.0 million in DBDK Fund II, L.P. Both funds are Delaware limited partnerships and are both managed by Drive by DraftKings, LLC (“DBDK”). As of December 31, 2024, the Company had invested a total of $11.0 million and $0.0 million of the total commitment in DBDK Venture Fund I, L.P. and DBDK Fund II, L.P., respectively. The Company also provides office space and general operational support to DBDK, which is partially owned by DKFS, LLC, an equity-method affiliate in which the Company has a 49.9% membership interest, in exchange for services-in-kind. The operational support is primarily general and administrative services.

Transactions with a Former Director and their Immediate Family Members

The Company previously had sales to entities related to an immediate family member of a former director who ceased being a director in May 2023. During 2023 and 2022, the Company had $1.4 million and $2.3 million, respectively, in sales to those entities.

Aircraft

Starting in 2022, from time to time, the Company has chartered, without mark-up, the private plane owned by Jason Robins, the Company’s Chief Executive Officer, utilizing aircraft services from Jet Aviation Flight Services, Inc. for the business and personal travel of Mr. Robins and his family. The Company had no direct or indirect interest in such private plane. During 2024 and 2023, the Company incurred no expenses and during 2022, the Company incurred $0.7 million of expense, for use of the aircraft under these chartering services, which was superseded by the lease referred to below.
On March 30, 2022, the Company entered into a one-year lease of an aircraft from an entity controlled by Mr. Robins, pursuant to which Mr. Robins’ entity leased the aircraft to the Company for $0.6 million for a one-year period (the “Original Aircraft Lease”). The Company covered all operating, maintenance and other expenses associated with the aircraft. The Original Aircraft Lease expired in accordance with its terms on March 30, 2023, and on each of March 30, 2024 and 2023 DraftKings entered into a new one-year lease of such aircraft from an entity controlled by Mr. Robins for $0.6 million and otherwise on terms and conditions substantially the same as the Original Aircraft Lease, effective upon the expiration of the Original Aircraft Lease (collectively with the Original Aircraft Lease, the “Aircraft Leases”). The audit and compensation committees of the Company’s Board of Directors approved this arrangement, as well as the Aircraft Leases, based on, among other things, the requirements of the overall security program that Mr. Robins and his family fly private and the committees' assessment that such an arrangement is more efficient and flexible and better ensures safety, confidentiality and privacy. During 2024, 2023 and 2022, the Company incurred $0.6 million, $0.6 million and $0.4 million of expense, respectively, under the Aircraft Lease as well as $0.9 million during 2024 for upgrades related to the aircraft.
16.   Leases, Commitments and Contingencies

Leases

The Company leases corporate office facilities, data centers, and motor vehicles under operating lease agreements. Some of the Company’s leases include one or more options to renew. For a majority of the Company’s leases, it does not assume renewals in its determination of the lease term as the renewals are not deemed to be reasonably assured. The Company’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. As of December 31, 2024, the Company’s lease agreements typically have terms not exceeding ten years.

Payments under the Company’s lease arrangements may be fixed or variable, and variable lease payments primarily represent costs related to common area maintenance and utilities. The components of lease expense are as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Operating lease cost	$20,206	$19,175	$20,003
Short term lease cost	774	2,616	6,004
Variable lease cost	4,747	4,644	4,462
Sublease income	—	(704)	(849)
Total lease cost	$25,727	$25,731	$29,620

Supplemental cash flow and other information for 2024 and 2023 related to operating leases was as follows:

	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17,880	$13,561
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,417	$21,917

The weighted-average remaining lease term and weighted-average discount rate were as follows:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	6.4	7.3
Weighted-average discount rate	6.5%	6.5%

The Company calculated the weighted-average discount rates using incremental borrowing rates, which equal the rates of interest that it would pay to borrow funds on a fully collateralized basis over a similar term.

Maturity of lease liabilities are as follows:

December 31,
2025	$15,945
2026	15,599
2027	15,138
2028	15,531
2029	10,869
Thereafter	24,873
Total undiscounted future cash flows	97,955
Less: Imputed interest	19,302
Present value of undiscounted future cash flows	$78,653

Other Contractual Obligations and Contingencies

The Company is a party to several non-cancelable contracts with vendors where the Company is obligated to make future minimum payments under the terms of these contracts as follows:

Year Ending December 31,
2025	$375,233
2026	141,263
2027	64,264
2028	38,211
2029	30,952
Thereafter	76,027
Total	$725,950

Surety Bonds

As of December 31, 2024, the Company has been issued $400.0 million in surety bonds at a combined annual premium cost of 0.4% which are held for certain regulators’ use and benefit in order for the Company to satisfy state license requirements. There have been no claims against such bonds and the likelihood of future claims is remote.

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

For certain cases described on the following pages, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in various stages; (ii) damages have not been sought; (iii) damages are unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties involved. Unless otherwise indicated, for each of the matters described below, management does not believe that, despite the potential for significant damages, and based on currently available information, the outcome of any specific matter will have a material adverse effect on our financial condition, though an outcome of a specific matter could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

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

On April 16, 2018, the parties filed a notice of agreed non-suit without prejudice, and we re-filed our lawsuit against the Texas Attorney General in Travis County. On April 17, 2018, the Dallas County court granted the parties’ agreed non-suit without prejudice, thereby dismissing the Dallas County lawsuit without prejudice. FanDuel filed a petition in intervention on August 24, 2018, seeking essentially the same relief as the Company seeks. The parties filed an agreed motion to extend the scheduling order seeking, among other things, to change the non-jury trial date to January 27, 2026.

We intend to vigorously pursue our claims. In the event a court ultimately determines that daily fantasy sports contests violate Texas law, that determination could cause financial harm to us and loss of business in Texas.

We cannot predict with any degree of certainty the outcome of these matters or determine the extent of any potential liabilities.

Winview I

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

On July 28, 2021, Winview filed an amended complaint, in which it alleges that the Company infringes two additional patents: U.S. Patent No. 9,993,730 (“the ’730 Patent”), entitled “Methodology for Equalizing Systemic Latencies in Television Reception in Connection with Games of Skill Played in Connection with Live Television Programming”, and U.S. Patent No. 10,806,988 (“the ’988 Patent”), entitled “Method Of and System For Conducting Multiple Contests of Skill with a Single Performance”. The allegations based on the ’730 Patent are directed at Sportsbook, and the allegations based on the ’988 Patent are directed at DFS.

On November 15, 2021, Winview filed a second amended complaint (the “SAC”), adding as defendants DK Crown Holdings Inc. and Crown Gaming Inc., a Delaware corporation, which are wholly-owned subsidiaries of the Company. The SAC, among other allegations, repeats the allegations of the first amended complaint that the defendants infringe the ’243 Patent, the ’543 Patent, the ’730 Patent, and the ’988 Patent. On December 15, 2021, the Company filed its motion to dismiss the SAC, arguing that Winview failed to state a claim for direct infringement of the ’543 Patent and the ’730 Patent, and for willful, induced, and contributory infringement for all four asserted patents.

On August 3, 2022, we filed a petition for inter partes review with the PTAB challenging the validity of the ‘243 Patent. On July 25, 2022, FanDuel filed petitions for inter partes review with the PTAB challenging the validity of the '543 and '730 Patents. On September 20, 2022, the court entered an order staying the pending motion to dismiss and staying all discovery pending final resolution of the petition for inter partes review through a final written decision. On February 15, 2023, the District Court administratively terminated the lawsuit pending the PTAB’s final written decision. On January 29, 2024, the PTAB issued final written decisions in the IPRs, finding unpatentable all challenged claims of the ’243, ’543, and ’730 Patents. On February 16, 2024, the parties jointly requested that the case remain administratively terminated. On February 20, 2024, the court granted the request.

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

On December 17, 2024, the court dismissed all of Winview’s claims with respect to U.S. Patent Nos. 9,878,243 and 9,930,730. On January 6, 2025, Defendants filed a motion to dismiss Winview’s direct infringement claims for U.S. Patent No. 10,721,543 as well as Winview’s claim for willful, induced, and contributory infringement for the two remaining patents-in-suit. The case remains stayed and administratively terminated pending the outcome of the motion to dismiss.

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

AG 18, LLC d/b/a Arrow Gaming

On August 19, 2021, AG 18, LLC d/b/a Arrow Gaming (“Arrow Gaming”) filed a complaint against the Company in the United States District Court for the District of New Jersey alleging that the Company’s DFS and Casino product offerings infringe four patents. On October 12, 2021, Arrow Gaming filed an amended complaint to add one additional patent. The following U.S. Patents are asserted against one or both of the Company’s DFS and Casino product offerings in the amended complaint: (1) U.S. Patent No. 9,613,498, entitled “Systems and Methods For Peer-to-Peer Gaming”; (2) U.S. Patent No. 9,978,205, entitled “Location Based Restrictions on Networked Gaming”; (3) U.S. Patent No. 10,497,220 entitled “Location Based Restrictions on Networked Gaming”; (4) U.S. Patent No. 10,614,657 entitled “Location Based Restrictions on Networked Gaming”; and (5) U.S. Patent No. 11,024,131 entitled “Location Based Restrictions on Networked Gaming” (collectively, the “Arrow Gaming Patents”).

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

On May 14, 2024, Arrow Gaming filed a Notice of Appeal of the IPR directed to the ’498 Patent. That appeal remains pending.

On July 10, 2024, DraftKings filed a Notice of Appeal of the IPR directed to the ’205 Patent challenging the PTAB’s final written decision as to claim 18 of the ’205 Patent. That appeal remains pending.

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

The Company filed its motion to dismiss the Amended Complaint on February 22, 2022. On July 18, 2022, Magistrate Judge Burke issued a report and recommendation (the “Report and Recommendation”) that the motion to dismiss be granted-in-part and denied-in-part. On August 26, 2022, District Court Judge Noreika adopted the Report and Recommendation of Magistrate Judge Burke regarding the motion to dismiss. On December 27, 2022, the Company filed an Answer to the Amended Complaint, including certain affirmative defenses. On January 17, 2023, Colossus filed a motion to strike the affirmative defense of unenforceability from the Company’s Answer. On February 7, 2023, the Company filed an Amended Answer and Counterclaims to the Amended Complaint., and also filed a response to Colossus’ motion to strike. On February 28, 2023, Colossus filed another motion to strike DraftKings’ inequitable conduct affirmative defense and counterclaim. Magistrate Judge Burke held a hearing on Colossus’ motion on June 6, 2023 and subsequently issued a report and recommendation (the “Second Report and Recommendation”) that the motion be denied in part and granted in part. On August 2, 2023, Judge Noreika overruled Colossus’ objections and adopted the Second Report and Recommendation.

Between November 29, 2022, and February 7, 2023, the Company filed petitions for inter partes review with the PTAB challenging the validity of the Colossus Patents. The PTAB granted institution of IPRs for each of the ’341 patent, ’969 patent, and the ’822 patent. The PTAB denied institution of IPR for each of the ’516 patent, ’716 patent, ’338 patent and the ’779 patent. On September 11, 2023, the Company filed a request for Director Review of the PTAB’s decision not to institute review in the IPR for the ’779 patent. On November 7, 2023, the Director of the U.S. Patent and Trademark Office delegated Director Review of the PTAB’s institution decision in the IPR for the ’779 Patent to the Delegated Review Panel (“DRP”) to determine whether to grant rehearing. On February 21, 2024, the DRP issued a decision vacating the PTAB’s denial of institution of the IPR directed to the ’779 Patent and instructing the PTAB to reconsider institution. On May 15, 2024, the PTAB instituted the IPR directed to the ‘779 Patent. Colossus filed its Patent Owner Response on August 9, 2024. The Company filed its reply on November 8, 2024. Colossus’ filed its sur-reply on December 20, 2024. Oral argument is schedule for February 20, 2025.

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

Securities Matters Arising From Marketplace and Related Matters

On March 9, 2023, a putative class action was filed in Massachusetts federal court by an alleged purchaser of non-fungible tokens (“NFTs”) on the Marketplace. The complaint asserts claims for violations of federal and state securities laws against the Company and three of its officers on the grounds that, among other things, the NFTs that are sold and traded on Marketplace allegedly constitute securities that were not registered with the SEC in accordance with federal and Massachusetts law, and that Marketplace is a securities exchange that is not registered in accordance with federal and Massachusetts law. Based on these allegations, the plaintiff brings claims seeking rescissory damages and other relief on behalf of himself and a putative class of persons who purchased NFTs on Marketplace between August 11, 2021 and the present. On September 25, 2023, defendants filed a motion seeking dismissal of this action. On July 2, 2024, the district court denied the motion to dismiss. We intend to vigorously defend this case.

Beginning in July 2023, the Company received subpoenas from the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts seeking information concerning, among other things, Marketplace and NFTs that were sold on Marketplace, and related matters, and from the United States Securities and Exchange Commission seeking documents concerning, among other things, the blockchain on which NFTs that were sold on Marketplace were minted and digital assets and validator nodes associated with that blockchain, and related matters. We intend to comply with these requests.

Any adverse outcome in the subpoena matters could subject the Company to substantial damages and/or require alterations to the Company’s business. The Company cannot provide any assurance as to the outcome of the subpoena matters.

The Company cannot predict with any degree of certainty the outcome of the subpoena matters or determine the extent of any potential liability or damages. The Company also cannot provide an estimate of the possible loss or range of loss. Any adverse outcome in the subpoena matters could expose the Company to substantial damages, penalties and/or require alterations to the Company that may have a material adverse impact on the Company’s operations and cash flows.

Shareholder Derivative Litigation Related to Marketplace

On May 31, 2023, the first of three substantially similar, putative shareholder derivative actions was filed in Nevada state court by an alleged shareholder of the Company. On October 29, 2024, the court entered a stipulated order consolidating the three actions under the caption In re DraftKings Inc. Stockholder Derivative Litigation and appointed lead counsel. On December 23, 2024, the plaintiffs filed a consolidated amended complaint. The complaint purports to assert claims on behalf of the Company against certain senior officers and members of the Board of Directors of the Company for breach of fiduciary duty, aiding-and-abetting breach of fiduciary duty, unjust enrichment, and corporate waste based primarily on allegations that the defendants caused or allowed the Company to sell NFTs in violation of applicable law and/or operate the Company as an unregistered broker-dealer or securities exchange in violation of applicable law. The complaint also alleges that certain individuals are liable for trading in Company stock at artificially inflated prices. The actions seek unspecified compensatory damages, changes to corporate governance and internal procedures, restitution, disgorgement, costs and attorney’s fees, and other unspecified relief. The defendants have not yet answered or otherwise responded to the complaint.

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

On March 26, 2024, the case was transferred to the Business Litigation Session (“BLS”) of the Massachusetts Superior Court.

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

On July 12, 2024, DraftKings removed the matter to the United States District Court for the Southern District of Indiana. On August 14, 2024, DraftKings filed a motion to dismiss. On February 7, 2025, the court granted DraftKings’ motion to dismiss as to plaintiff’s DCSA claims and denied DraftKings’ motion to dismiss as to plaintiff’s breach of contract claim. The court also held that DraftKings may amend its response to Plaintiff’s motion for class certification up until February 24, 2025. On February 12, 2025, McAfee filed a motion for leave to file a first amended complaint.

On November 20, 2024, Plaintiff filed a motion for class certification. On December 16, 2024, DraftKings filed its opposition, and on December 24, 2024, Plaintiff filed his reply. The class certification motion remains pending.

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

On December 11, 2024, DraftKings removed this matter to the United States District Court for the Eastern District of New York. DraftKings filed its motion to dismiss on February 3, 2025. That motion remains pending.

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

National Football League Players Association

On August 20, 2024, the plaintiffs, National Football League Players Association and National Football League Players Incorporated, filed a complaint against DraftKings in the United States District Court for the Southern District of New York alleging, among other things, that DraftKings breached its Licensing Agreement (the “Agreement”) with the plaintiffs. The plaintiffs are seeking, among other things, payment of all purported unpaid sums due under the Agreement On November 25,

2024, DraftKings filed its partial motion to dismiss the complaint; on December 16, 2024, NFLPA filed its opposition; and on January 3, 2025, DraftKings filed its reply. On January 27, 2025, the parties filed a joint motion to stay the action until March 28, 2025 on the basis that the parties had reached a non-binding settlement in principle, subject to the mutual execution of a definitive settlement agreement. On January 28, 2025, the court ordered a dismissal of the action without prejudice to the right to reopen the action within thirty days of the date of the order if the settlement is not consummated. We have established an accrual for this matter as of December 31, 2024.

Wan

On December 13, 2024, Plaintiff Jeffrey Wan, individually and on behalf of all others similarly situated, filed a purported class action complaint against the Company in the United States District Court for the Southern District of New York. Plaintiff alleges, among other things, that the Company violated the Video Privacy Protection Act (“VPPA”) through the use of pixels and other tracking technologies on the Company’s website and mobile application in connection with the Company’s online casino games. Plaintiff seeks, among other things, compensatory, punitive and statutory damages, and declaratory relief.

DraftKings response to the complaint is due on February 21, 2025.

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

Avila

On December 23, 2024, Plaintiff Eric Avila, individually and on behalf of all others similarly situated, filed a purported class action complaint against DraftKings Inc. and DK Player Reserve LLC in the United States District Court, District of Massachusetts. Plaintiff alleges that DraftKings has interfered or prevented customers from withdrawing balances from closed accounts. Plaintiff asserts claims for breach of contract, violation of Texas Deceptive Trade Practices Act, fraud, unjust enrichment, and conversion. Plaintiff seeks, on behalf of himself and the purported class, damages, punitive damages and attorney fees. Plaintiff seeks a nationwide class of (i) all persons whose DraftKings’ accounts were terminated by DraftKings and who were denied access to their account balances by DraftKings; and (ii) a Texas subclass of all persons in Texas whose DraftKings accounts were terminated by DraftKings and who were denied access to their account balances by DraftKings.

DraftKings’ response to the complaint is currently due on April 1, 2025.

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

Youngs

On January 7, 2025, Plaintiff Matthew Youngs, individually and on behalf of all others similarly situated, filed a purported class action complaint against DraftKings Inc., Crown NJ Gaming Inc. dba DraftKings, DGMB Casino LLC and Resorts Atlantic City in the United States District Court, District of New Jersey. Among other things, Plaintiff alleges that the Company’s “risk-free” and “no sweat” promotions, and the promotion that offered new customers an opportunity to earn up to 1,000 site credits as a sportsbook deposit match, as well as promotions that offered site credits in connection with a casino deposit match, were unfair, unconscionable, and misleading. Plaintiff asserts claims for violation of the New Jersey Consumer Fraud Act, intentional misrepresentation, negligence, unjust enrichment, and conversion. Plaintiff seeks compensatory damages, punitive damages, attorney fees and costs. Plaintiff seeks to certify a nationwide class of anyone who participated in the casino deposit match promotion and lost part of all of their initial deposit (with subclasses for New Jersey, Connecticut, Pennsylvania,

Michigan, and West Virginia). Plaintiff also seeks a statewide class of (i) anyone in New Jersey who allegedly opted into the “risk free” or “no sweat” promotion and lost a bet; and (ii) anyone in New Jersey who opened an account and deposited money while in New Jersey in response to the 1,000 new customer sportsbook deposit match promotion.

DraftKings’ response to the Complaint is due on March 27, 2025.

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

James Beyer and Wyatt Robertson

On January 7, 2025, Plaintiffs James Beyer and Wyatt Robertson, individually and on behalf of all others similarly situated, filed a purported class action complaint against DraftKings Inc. and Crown KY Gaming LLC in the United States District Court, Western District of Kentucky. Among other things, Plaintiffs allege that the Company’s “risk-free” and “no sweat” promotions, and the promotion that offered new customers an opportunity to earn up to 1,000 site credits as a deposit match, were unfair and misleading. Plaintiffs also allege that DraftKings targets underage users with its advertising and by allowing them to participate in daily fantasy sports contests in order to inculcate gaming habits. Plaintiffs bring claims for violation of the Kentucky Consumer Protection Act, intentional misrepresentation, fraudulent inducement, unjust enrichment, and declaratory relief. Plaintiffs seek, among other things, compensatory damages, punitive damages, attorney fees and costs. Plaintiffs seek to certify a nationwide class of (i) anyone who opted into a DraftKings promotion advertising a “risk-free” or “no sweat” bet and lost their bet (with a Kentucky subclass); (ii) anyone who opened an account and deposited money in response to the new customer 1,000 site credit promotion (with a Kentucky subclass); and (iii) anyone who opened an account and entered free promotions on DraftKings’ platform before reaching their legal gaming age and then placed paid bets on DraftKings after reaching the legal gaming age (with a Kentucky subclass). Plaintiffs also seek a declaration that DraftKings has breached agreements with Apple and Google relating to their respective app stores.

DraftKings’ response to the Complaint is due on March 31, 2025.

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

James Beyer, Collin Smothers, Mateen Zafer and Corey Davis

On January 8, 2025, Plaintiffs James Beyer, Collin Smothers, Mateen Zafer and Corey Davis, individually and on behalf of all others similarly situated, filed a purported class action complaint against DraftKings Inc., Crown IL Gaming LLC dba DraftKings, Northside Crown Gaming LLC, and Casino Queen Inc. in the Circuit Court of Cook County, Illinois Law Division. Among other things, Plaintiffs allege that the Company’s “risk-free” and “no sweat” promotions, and the promotion that offered new customers an opportunity to earn up to 1,000 site credits as a deposit match, were unfair and misleading. Plaintiffs also allege that DraftKings targets underage users with its advertising and by allowing them to participate in daily fantasy sports contests in order to inculcate gaming habits. Plaintiffs bring claims for violation of the Illinois Consumer Fraud and Deceptive Practices Act, intentional misrepresentation, fraudulent inducement, unjust enrichment, civil conspiracy, and declaratory relief. Plaintiffs seek, among other things, unspecified compensatory damages, punitive damages, attorney fees and costs. Plaintiffs seek to certify a nationwide class of (i) anyone who opted into a DraftKings promotion advertising a “risk-free” or “no sweat” bet and lost their bet (with an Illinois subclass); (ii) anyone who opened an account and deposited money in response to the new customer 1,000 site credit promotion (with an Illinois subclass); and (iii) anyone who opened an account and entered free promotions on DraftKings’ platform before turning twenty-one years old and then placed paid bets on DraftKings after turning twenty-one years old (with an Illinois subclass).

On February 7, 2025, DraftKings removed the complaint to the United States District Court, Northern District of Illinois, Eastern Division. DraftKings response to the complaint is due on April 4, 2025.

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

Clara De Leon and Eric Mirsberger Jr.

On January 22, 2025, Plaintiffs Clara De Leon and Eric Mirsberger Jr., individually and on behalf of all others similarly situated, filed a purported class action complaint against DraftKings Inc. and Crown NY Gaming Inc. in the United States District Court, Southern District of New York. Among other things, Plaintiffs allege that the Company’s “risk-free” and “no sweat” promotions, and the promotion that offered new customers an opportunity to earn up to 1,000 site credits as a deposit match, were unfair and misleading. Plaintiffs also allege that DraftKings targets players with gaming addiction issues, including by pairing players who bet large amounts of money with VIP hosts who, Plaintiffs allege, are trained to encourage customers to place frequent and large bets. Plaintiffs brings claims for violation of the New York General Business Law sections 349 and 350, negligence, intentional misrepresentation, fraudulent inducement, unjust enrichment, and declaratory relief. Plaintiffs seek, among other things, unspecified compensatory damages, punitive damages, attorney fees and costs. Plaintiffs seek a nationwide class of (i) anyone who allegedly opted into the “risk free” or “no sweat” promotion and lost a bet (with a New York subclass); (ii) anyone who allegedly opened an account and deposited money in response to the new customer 1,000 site credit promotion (with a New York subclass); and (iii) anyone who was allegedly enticed by DraftKings’ VIP hosts to bet beyond their means (with a New York subclass). Plaintiffs also seek a declaration that DraftKings has breached agreements with Apple and Google relating to their respective app stores.

The action has not yet been served on DraftKings.

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

Winview II

On February 10, 2025, Winview IP Holdings, LLC (“Winview IP”) filed suit against DraftKings Inc., a Nevada corporation, DK Crown Holdings Inc., Crown Gaming Inc., SBTech US Inc., and SBTech (Global) Ltd. in the U.S. District Court for the District of New Jersey. In the complaint, Winview IP alleges that the Defendants infringe nine patents: U.S. Patent No. 11,185,770 (“the ’770 Patent”), entitled “Methodology for equalizing systemic latencies in television reception in connection with games of skill played in connection with live television programming,” U.S. Patent No. 11,235,237 (“the ’237 Patent”), entitled “Methodology for equalizing systemic latencies in television reception in connection with games of skill played in connection with live television programming,” U.S. Patent No. 11,338,189 (“the ’189 Patent”), entitled “Method of and system for conducting multiple contests of skill with a single performance,” U.S. Patent No. 11,451,883 (“the ’883 Patent”), entitled “Method of and system for managing client resources and assets for activities on computing devices,” U.S. Patent No. 11,678,020 (“the ’020 Patent”), entitled “Methodology for equalizing systemic latencies in television reception in connection with games of skill played in connection with live television programming,” U.S. Patent No. 11,736,771 (“the ’771 Patent”), entitled “Methodology for equalizing systemic latencies in television reception in connection with games of skill played in connection with live television programming,” U.S. Patent No. 11,918,880 (“the ’880 Patent”), entitled “Method of and system for conducting multiple contests of skill with a single performance,” U.S. Patent No. 11,951,402 (“the ’402 Patent”), entitled “Method of and system for conducting multiple contests of skill with a single performance,” and U.S. Patent

No. 12,005,349 (“the ’349 Patent”), entitled “Synchronized gaming and programming.” The allegations based on: the ’770 Patent are directed to DK Sportsbook, DK Casino, and DK Horse; the ’237 Patent are directed to DK Sportsbook and DK Horse; the ’189 Patent are directed to DFS and Pick6; the ’883 Patent are directed to DK Sportsbook, DK Horse, DK Casino, DFS, and Pick6; the ’020 Patent are directed to DK Sportsbook, DK Horse, and DK Casino; the ’771 Patent are directed to DK Sportsbook, DK Horse, and DK Casino; the ’880 Patent are directed to DFS and Pick6; the ’402 Patent are directed to DFS and Pick6; and the ’349 Patent are directed to DK Sportsbook, DK Horse, and DK Casino.

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

Other Litigation

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

3.1	Amended and Restated Articles of Incorporation of DraftKings Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2022)
3.2	Amended and Restated Bylaws of DraftKings Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2022).
4.1	Specimen Class A Common Stock Certificate of DraftKings (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K, filed with the SEC on February 16, 2024).
4.2	Form of Warrant Certificate of DraftKings Inc. (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2020).
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

4.7*	Description of DraftKings Inc.'s Capital Stock.
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

4.10
Warrant Agreement, dated as of May 6, 2019, by and between Landcadia Holdings II, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of Golden Nugget Online Gaming, Inc.’s Current Report on Form 8-K, filed with the SEC on May 9, 2019).

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

10.6+*	Amended and Restated DraftKings Inc. Employee Stock Purchase Plan, Effective October 25, 2024.

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2022).
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

10.23+
Executive Employment Agreement, dated as of March 17, 2024, by and between DraftKings Inc. and Alan Ellingson (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 18, 2024).

10.24+
Letter Agreement, dated as of July 31, 2024, by and between DraftKings Inc. and Jason Park (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 2, 2024).

10.25*+**	Letter Agreement, dated as of February 11, 2025, by and between DraftKings Inc. and Jason Robins
10.26*+**	Letter Agreement, dated as of February 11, 2025, by and between DraftKings Inc. and Matthew Kalish
10.27*+**	Letter Agreement, dated as of February 11, 2025, by and between DraftKings Inc. and Paul Liberman
10.28
Credit Agreement, dated as of November 7, 2024, among DraftKings Inc., as Parent and a Borrower, DK Crown Holdings Inc., Golden Nugget Online Gaming, Inc., Jackpocket LLC, as Borrowers, the Lenders and Issuing Banks party thereto and Morgan Stanley Senior Funding, Inc. as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 8, 2024).

14.1	Code of Business Ethics of the Company, dated April 23, 2020 (incorporated by reference to Exhibit 14.1 of the Company's Amended Annual Report on Form 10-K/A, filed with the SEC on May 3, 2021).
19.1*	DraftKings Inc. Insider Trading Policy.
21.1*	List of Subsidiaries.
23.1*	Consent of BDO USA, P.C., independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Executive Compensation Clawback Policy, dated as of December 1, 2023 (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K, filed with the SEC on February 16, 2024).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104.1	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).

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

Date: February 14, 2025

	By:	/s/ Alan W. Ellingson
	Name:	Alan W. Ellingson
	Title:	Chief Financial Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Jason D. Robins, R. Stanton Dodge, and Alan W. Ellingson, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jason D. Robins	Chief Executive Officer and Chairman	February 14, 2025
Jason D. Robins	(Principal Executive Officer)

/s/ Alan W. Ellingson	Chief Financial Officer	February 14, 2025
Alan W. Ellingson	(Principal Financial Officer)

/s/ Erik Bradbury	Chief Accounting Officer	February 14, 2025
Erik Bradbury	(Principal Accounting Officer)

/s/ Harry Evans Sloan	Vice Chairman	February 14, 2025
Harry Evans Sloan

/s/ Matthew Kalish	Director	February 14, 2025
Matthew Kalish

/s/ Woodrow H. Levin	Director	February 14, 2025
Woodrow H. Levin

/s/ Paul Liberman	Director	February 14, 2025
Paul Liberman

/s/ Jocelyn Moore	Director	February 14, 2025
Jocelyn Moore

/s/ Ryan R. Moore	Director	February 14, 2025
Ryan R. Moore

/s/ Valerie Mosley	Director	February 14, 2025
Valerie Mosley

/s/ Steven J. Murray	Director	February 14, 2025
Steven J. Murray

/s/ Marni M. Walden	Director	February 14, 2025
Marni M. Walden