Form 10-Q
period 2025-03-31
DraftKings Inc.
filed 2025-05-09
CIK 1883685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 7, 2025 there were 496,285,631 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 393,013,951 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

DraftKings Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2025

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements.
DRAFTKINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	March 31, 2025
	(Unaudited)	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,119,740	$788,287
Restricted cash	16,752	16,499
Cash reserved for users	408,489	525,407
Receivables reserved for users	80,950	62,542
Accounts receivable	66,577	57,839
Prepaid expenses and other current assets	108,293	83,187
Total current assets	1,800,801	1,533,761
Property and equipment, net	53,416	50,550
Intangible assets, net	904,525	933,121
Goodwill	1,555,116	1,555,116
Operating lease right-of-use assets	71,929	74,917
Equity method investments	13,155	13,200
Deposits and other non-current assets	116,871	123,060
Total assets	$4,515,813	$4,283,725

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$577,077	$661,245
Liabilities to users	863,056	979,453
Operating lease liabilities, current portion	11,084	10,993
Other current liabilities	47,656	3,300
Total current liabilities	1,498,873	1,654,991
Convertible notes, net of issuance costs	1,257,086	1,256,429
Term B Loan, net of issuance costs	585,483	—
Non-current operating lease liabilities	65,291	67,660
Warrant liabilities	10,566	22,033
Long-term income tax liabilities	75,443	76,375
Other long-term liabilities	150,156	195,611
Total liabilities	$3,642,898	$3,273,099
Commitments and contingent liabilities (Note 5 and 13)

Stockholders’ equity:
Class A common stock, $0.0001 par value; 900,000 shares authorized as of March 31, 2025 and December 31, 2024; 517,173 and 504,722 shares issued and 496,339 and 489,071 outstanding as of March 31, 2025 and December 31, 2024, respectively	48	48
Class B common stock, $0.0001 par value; 900,000 shares authorized as of March 31, 2025 and December 31, 2024; 393,014 shares issued and outstanding as of March 31, 2025 and December 31, 2024	39	39
Treasury stock, at cost; 20,834 and 15,651 shares as of March 31, 2025 and December 31, 2024, respectively	(779,742)	(563,146)
Additional paid-in capital	8,091,174	7,978,425
Accumulated deficit	(6,475,092)	(6,441,228)
Accumulated other comprehensive income	36,488	36,488
Total stockholders’ equity	872,915	1,010,626
Total liabilities and stockholders’ equity	$4,515,813	$4,283,725
See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenue	$1,408,806	$1,174,996
Cost of revenue	843,803	710,069
Sales and marketing	343,680	340,699
Product and technology	103,260	88,815
General and administrative	164,394	174,251
Income (loss) from operations	(46,331)	(138,838)
Other income (expense):
Interest income	9,489	15,067
Interest expense	(5,094)	(649)
Gain (loss) on remeasurement of warrant liabilities	2,495	(18,094)
Other gain (loss), net	22	(735)
Income (loss) before income tax and equity method investments	(39,419)	(143,249)
Income tax provision (benefit)	(5,600)	(351)
(Gain) loss from equity method investments	45	(330)
Net income (loss) attributable to common stockholders	$(33,864)	$(142,568)

Earnings (loss) per share attributable to common stockholders:
Basic and diluted	$(0.07)	$(0.30)
See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock Amount	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	489,071	$48	393,014	$39	$7,978,425	$(6,441,228)	$36,488	$(563,146)	$1,010,626
Exercise of stock options	1,268	—	—	—	3,396	—	—	—	3,396
Stock-based compensation	—	—	—	—	100,380	—	—	—	100,380
Exercise of warrants	182	—	—	—	8,973	—	—	—	8,973
Purchase of treasury stock for RSU withholding	(1,519)	—	—	—	—	—	—	(74,318)	(74,318)
Restricted stock unit vesting	11,001	—	—	—	—	—	—	—	—
Purchase of treasury stock under Stock Repurchase Program	(3,664)	—	—	—	—	—	—	(142,278)	(142,278)
Net income (loss)	—	—	—	—	—	(33,864)	—	—	(33,864)
Balances at March 31, 2025	496,339	$48	393,014	$39	$8,091,174	$(6,475,092)	$36,488	$(779,742)	$872,915

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock Amount	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2023	472,697	$46	393,014	$39	$7,149,858	$(5,933,943)	$36,488	$(412,182)	$840,306
Exercise of stock options	630	—	—	—	2,857	—	—	—	2,857
Stock-based compensation	—	—	—	—	117,702	—	—	—	117,702
Exercise of warrants	1,002	—	—	—	46,181	—	—	—	46,181
Purchase of treasury stock	(782)	—	—	—	—	—	—	(33,499)	(33,499)
Restricted stock unit vesting	2,520	—	—	—	—	—	—	—	—
Net income (loss)		—	—	—	—	(142,568)	—	—	(142,568)
Balances at March 31, 2024	476,067	$46	393,014	$39	$7,316,598	$(6,076,511)	$36,488	$(445,681)	$830,979

See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss) attributable to common stockholders	$(33,864)	$(142,568)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	70,116	53,180
Non-cash interest income	(633)	(590)
Non-cash interest expense	909	649
Stock-based compensation	78,846	93,535
(Gain) loss on remeasurement of warrant liabilities	(2,495)	18,094
(Gain) loss from equity method investment	45	(330)
Deferred income taxes	826	540
Other expenses (income), net	2,499	627
Change in operating assets and liabilities, net of effect of acquisitions:
Receivables reserved for users	(18,408)	35,809
Accounts receivable	(8,738)	(5,782)
Prepaid expenses and other current assets	(25,106)	(29,572)
Deposits and other non-current assets	363	(202)
Operating leases, net	—	34
Accounts payable and accrued expenses	(68,950)	(14,341)
Liabilities to users	(116,397)	(81,363)
Long-term income tax liability	(932)	(1,527)
Other long-term liabilities	2,903	3,412
Net cash flows provided by (used in) operating activities	$(119,016)	$(70,395)
Cash Flows from Investing Activities:
Purchases of property and equipment	(2,647)	(3,025)
Cash paid for internally developed software costs	(31,248)	(22,665)
Acquisition of gaming licenses	(1,629)	(11,594)
Other investing activities, net	(3,495)	(1,915)
Net cash flows provided by (used in) investing activities	$(39,019)	$(39,199)
Cash Flows from Financing Activities:
Proceeds from Term B Loan, net	588,116	—
Purchase of treasury stock for RSU withholding	(74,318)	(33,499)
Purchase of treasury stock under Stock Repurchase Program	(142,278)	—
Proceeds from exercise of stock options	3,396	2,857
Other financing	(2,093)	—
Net cash flows provided by (used in) financing activities	$372,823	$(30,642)
Net increase (decrease) in cash and cash equivalents, restricted cash, and cash reserved for users	214,788	(140,236)
Cash and cash equivalents, restricted cash, and cash reserved for users at the beginning of period	1,330,193	1,623,493
Cash and cash equivalents, restricted cash, and cash reserved for users at the end of period	$1,544,981	$1,483,257

Disclosure of cash and cash equivalents, restricted cash, and cash reserved for users
Cash and cash equivalents	$1,119,740	$1,192,662
Restricted cash	16,752	12,454
Cash reserved for users	408,489	278,141
Cash and cash equivalents, restricted cash, and cash reserved for users at the end of period	$1,544,981	$1,483,257

Supplemental Disclosure of Noncash Investing and Financing Activities:
Investing activities included in accounts payable and accrued expenses	$(1,575)	$688
Decrease of warrant liabilities from cashless exercise of warrants	$8,973	$46,181
Supplemental Disclosure of Cash Activities:
(Decrease) increase in cash reserved for users	$(116,918)	$(63,149)
Cash paid for interest	$3,139	$—
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
In May 2018, the Supreme Court (the “Court”) struck down on constitutional grounds the Professional and Amateur Sports Protection Act of 1992, a law that prohibited most states from authorizing and regulating sports betting. As of March 31, 2025, 39 U.S. states, the District of Columbia and Puerto Rico have some form of authorized sports betting. Of those 41 jurisdictions, 33 have legalized online sports betting. 32 of those 33 jurisdictions are live, and DraftKings operates in 26 of them. As of March 31, 2025, the U.S. jurisdictions with statutes legalizing iGaming are Connecticut, Delaware, Michigan, New Jersey, Pennsylvania, Rhode Island and West Virginia.

As of March 31, 2025, we operate our Sportsbook product offering in Arizona, Colorado, Connecticut, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, North Carolina, Ohio, Oregon, Pennsylvania, Tennessee, Vermont, Virginia, Washington, D.C., West Virginia, Wyoming and Ontario, Canada, and we operate retail sportsbooks in Arizona, Colorado, Connecticut, Illinois, Iowa, Kansas, Kentucky, Louisiana, Michigan, Mississippi, New Hampshire, New Jersey, Washington and Wisconsin. As of March 31, 2025, we operate our iGaming product offering in Connecticut, Michigan, New Jersey, Pennsylvania, West Virginia and Ontario, Canada. We also have arrangements in place with land-based casinos, and other partners, to expand operations into additional states upon the passing of relevant legislation, the issuance of related regulations and the receipt of required licenses.
2.Summary of Significant Accounting Policies and Practices
Basis of Presentation and Principles of Consolidation
 These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. As such, certain notes or other information that are normally required by U.S. GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes as of and for the fiscal year ended December 31, 2024, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on February 14, 2025 (the “2024 Annual Report”). These condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all normal and recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial statements for the periods presented. Results of operations reported for interim periods are not necessarily indicative of results for the entire year, due to seasonal fluctuations in the Company’s revenue as a result of the timing of various sports seasons, sporting events and other factors.

All intercompany accounts and transactions are eliminated upon consolidation. Certain amounts, which are not material, in the prior year’s consolidated financial statements have been reclassified to conform to the current year's presentation.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-09, Income Taxes—Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 modifies the rules on income tax disclosures to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The guidance also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024, with early adoption permitted. All entities are required to apply the guidance prospectively but have the option to apply it retrospectively. We are currently evaluating the impact of this standard on our income tax disclosure.

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
The acquisition of Jackpocket allows DraftKings to participate in the U.S. digital lottery courier business with expected ancillary benefits to its Sportsbook and iGaming product offerings by enhancing customer lifetime value and customer acquisition capabilities.
Operating results for Jackpocket on and after the Jackpocket Closing Date are included in the Company’s unaudited condensed consolidated statements of operations for the three months ended March 31, 2025.
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

The purchase price allocation for Jackpocket set forth herein is preliminary and subject to change within the measurement period, which will not extend beyond one year from the Jackpocket Closing Date. Measurement period adjustments will be recognized in the reporting period in which the adjustment amounts are determined and may include adjustments pertaining to tax liabilities assumed, including the calculation of deferred tax assets and liabilities, which remain preliminary as of March 31, 2025. Any such adjustments may be material.
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
Transaction Costs

For the year ended December 31, 2024, the Company incurred $11.3 million in advisory, legal, accounting and management fees in connection with the Jackpocket Transaction, respectively, which were included in general and administrative expenses. This includes $4.9 million for the three months ended March 31, 2024. There were no such costs incurred for the three months ended March 31, 2025.

Acquisition of Simplebet, Inc. (“Simplebet”)

On August 28, 2024, the Company entered into a definitive agreement (the “Simplebet Merger Agreement”) to acquire Simplebet, which is a leading sports betting provider of in-play micromarket content and pricing (the “Simplebet Transaction”).

On December 3, 2024 (the “Simplebet Closing Date”), DraftKings consummated the Simplebet Transaction, and, under the terms of the Simplebet Merger Agreement and subject to certain exclusions contained therein, Simplebet stockholders received approximately $36.0 million of cash consideration, approximately $45.1 million of equity consideration and additional equity contingent consideration. The present value of the equity contingent consideration of $53.5 million at the acquisition date, which is payable upon, and subject to, the achievement of certain performance targets, is included in other long term liabilities on the consolidated balance sheet.

Operating results for Simplebet on and after the Simplebet Closing Date are included in the Company’s unaudited condensed consolidated statements of operations, including for the three months ended March 31, 2025.
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
(2)Contingent consideration of up to 3.5 million shares of DraftKings Inc.’s Class A common stock may be payable over the next two years, subject to the achievement of certain future performance targets for the Company as a whole. The Company recorded a fair value estimate of the contingent consideration, as disclosed in “Note 6 – Fair Value Measurement”.

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

Transaction Costs

For the year ended December 31, 2024, the Company incurred $4.5 million in advisory, legal, accounting and management fees in connection with the Simplebet Transaction, which were included in general and administrative expenses. We did not incur any such costs in the three months ended March 31, 2025 or March 31, 2024.

Other 2024 Acquisitions

During the year ended December 31, 2024, the Company acquired 100% of the equity interest of Sports IQ Analytics Inc. (“SIQ”) and Dijon Systems Limited (“Dijon”). SIQ and Dijon were acquired for aggregate cash payments of $28.2 million and aggregate equity consideration of $10.8 million on the respective closing dates of such acquisitions. In addition, the Company is subject to contingent consideration payments of up to $33.3 million in the aggregate for both acquisitions, subject to the achievement of certain performance targets, with a preliminary fair value estimate of $24.4 million included in other current liabilities and other long term liabilities. The Company recorded goodwill of $35.2 million, of which none will be deductible for tax purposes. In addition, the Company recorded intangible assets of $34.9 million that will be amortized over seven years as well as deferred tax liability of $7.7 million, in relation to these acquisitions.

As financial results of SIQ and Dijon are not material to the Company’s consolidated financial statements, the Company has elected to not include pro forma results.

4.Intangible Assets
Intangible Assets
As of March 31, 2025, intangible assets, net consists of the following:

	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Developed technology	4.1 years	$586,409	$(277,313)	$309,096
Internally developed software	2.3 years	369,543	(186,689)	182,854
Gaming market access and licenses	8.3 years	223,108	(73,474)	149,634
Customer relationships	6.1 years	442,528	(210,523)	232,005
Trademarks, tradenames and other	5.7 years	46,448	(16,465)	29,983
		$1,668,036	$(764,464)	$903,572
Indefinite-lived intangible assets:
Digital assets, net of impairment	Indefinite-lived	953	N/A	953
Total		$1,668,989	$(764,464)	$904,525
As of December 31, 2024, intangible assets, net consists of the following:

	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Developed technology	4.4 years	$590,231	$(260,786)	$329,445
Internally developed software	2.3 years	333,437	(166,456)	166,981
Gaming market access and licenses	8.4 years	221,479	(68,402)	153,077
Customer relationships	6.1 years	442,528	(192,055)	250,473
Trademarks, tradenames and other	5.9 years	46,253	(14,895)	31,358
		$1,633,928	$(702,594)	$931,334
Indefinite-lived intangible assets:
Digital assets, net of impairment	Indefinite-lived	1,787	N/A	1,787
Total		$1,635,715	$(702,594)	$933,121

Amortization expense was $65.7 million and $47.3 million the three months ended March 31, 2025 and 2024, respectively.
5.Current and Long-term Liabilities
Credit Agreement
On November 7, 2024, the Company entered into a credit agreement (as amended, the “Credit Agreement”) with various financial institutions, as lenders, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, providing for a senior secured revolving credit facility of up to $500.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility has a maturity date of November 7, 2029.

Revolving loans under the Revolving Credit Facility bear interest at the Company’s election at either (i) Term SOFR (as defined in the Credit Agreement), plus an applicable margin ranging from 1.75% to 2.25% depending on the Company’s Net First Lien Leverage Ratio (as defined in the Credit Agreement) or (ii) a base rate that is equal to the greatest of (a) the federal funds rate plus 0.50%, (b) the prime rate and (c) Term SOFR for a one month interest period plus 1.00%, in each case plus an additional applicable margin ranging from 0.75% to 1.25% depending on the Company’s Net First Lien Leverage Ratio. In addition, the Company is required to pay a commitment fee quarterly in arrear ranging from 0.25% to 0.375% per annum of the unused portion of the Revolving Credit Facility depending on the Company’s Net First Lien Leverage Ratio. As of March 31,

2025, the Credit Agreement provided a revolving line of credit of up to $500.0 million, and there was no principal outstanding under the Credit Agreement. As of March 31, 2025, $10.0 million in letters of credit were issued under the Credit Agreement, with $490.0 million available for borrowing.

On March 4, 2025, the Company entered into a first amendment to the Credit Agreement, providing for a new class of incremental term loans under the Credit Agreement in an aggregate principal amount of $600.0 million (the “Term B Facility” and, such term loans, the “Term B Loan”). The Term B Facility matures on March 4, 2032, and all unpaid borrowings, together with accrued and unpaid interest thereon, are repayable on such date (unless extended in accordance with the terms of the Credit Agreement). In addition, 1.00% of the aggregate principal amount of the Term B Loan borrowed on March 4, 2025 is payable per annum in quarterly installments. In connection with the issuance of the Term B Loan, the Company incurred $11.9 million of lender fees and $3.1 million of debt financing costs, which are being amortized through the maturity date.
Term B Loan under the Term B Facility bear interest at the Company’s election at either (i) in the case of Term SOFR Loans, Term SOFR plus an applicable margin of 1.75% per annum, or (y) in the case of ABR Term Loans, ABR plus an applicable margin of 0.75% per annum (with each of the capitalized terms used in clauses (x) and (y) as defined in the Credit Agreement). As of March 31, 2025, there were $600.0 million aggregate principal amount of Term B Loan outstanding. As of March 31, 2025, the fair value of the Term B Loan approximates the carrying value.
The performance of the Company’s obligations under the Credit Agreement is secured by a first-priority security interest on substantially all of its assets. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including dividend restrictions, a public corporate credit rating requirement for so long as any Term B Loan are outstanding, and, with respect to the Revolving Credit Facility only, a financial covenant that the Company is required to maintain a Net First Lien Leverage Ratio not to exceed 4.50:1.00, which is tested only if the aggregate amount of (i) revolving loans outstanding and (ii) letters of credit outstanding under the Revolving Credit Facility in excess of a specified threshold (unless cash collateralized) is in excess of 40% of the total commitments under the Revolving Credit Facility.
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

Prior to September 15, 2027, the Convertible Notes will be convertible by the holder only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the Notes Maturity Date. Old DraftKings will satisfy any conversion election by paying or delivering, as the case may be, cash, shares of DraftKings Inc.’s Class A common stock or a combination of cash and shares of DraftKings Inc.’s Class A common stock. As of March 31, 2025, no conditions were met to allow for the conversion of the Convertible Notes by any holder.

In connection with the pricing of the Convertible Notes and the exercise of the over-allotment option to purchase additional notes, Old DraftKings entered into a privately negotiated capped call transaction (“Capped Call Transactions”). The Capped Call Transactions have a strike price of $94.85 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Convertible Notes. The Capped Call Transactions have an initial cap price of $135.50 per share, subject to certain adjustments. The Capped Call Transactions are expected generally to reduce potential dilution to DraftKings Inc.’s Class A common stock upon any conversion of Convertible Notes. As the transaction qualifies for equity classification, the net cost of $124.0 million incurred in connection with the Capped Call Transactions was recorded as a reduction to additional paid-in capital on the Company’s condensed consolidated balance sheet.

As of March 31, 2025, the Company’s convertible debt balance was $1,257.1 million, net of unamortized debt issuance costs of $7.9 million. The amortization of debt issuance costs was $0.7 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively, which is included in interest expense on the Company’s condensed consolidated statements of operations. Although recorded at amortized cost on the Company’s condensed consolidated balance sheets, the estimated fair value of the Convertible Notes was $1,103.4 million and $1,076.9 million as of March 31, 2025 and December 31, 2024, respectively, which was calculated using the estimated or actual bids and offers of the Convertible Notes in an over-the-counter market on the last business day of the period, which is a Level 1 fair value measurement.

As of March 31, 2025, the future principal payments for the Term B Loan and Convertible Notes were as follows:

Years Ending December 31,
April 1, 2025 to December 31, 2025	$4,489
2026	5,933
2027	5,874
2028	1,270,815
2029	5,757
Thereafter	572,132
Total	$1,865,000

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
As of March 31, 2025 and December 31, 2024, the Company’s estimated contingent liability for indirect taxes was $87.4 million and $84.7 million, respectively. The estimated contingent liability for indirect taxes is recorded within other long-term liabilities on the condensed consolidated balance sheets and general and administrative expenses on the condensed consolidated statements of operations.

Warrant Liabilities
As part of the initial public offering of Diamond Eagle Acquisition Corp. (“DEAC”) on May 14, 2019 (the “IPO”), DEAC issued 13.3 million warrants each of which entitles the holder to purchase one share of DraftKings Inc.’s Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, DEAC completed the private sale of 6.3 million warrants to DEAC’s sponsor (the “Private Warrants”), each of which entitles the holder to purchase one share of DraftKings Inc.’s Class A common stock at an exercise price of $11.50 per share. As of March 31, 2025, there were no Public Warrants outstanding and 0.1 million Private Warrants outstanding. On April 23, 2025, the Private Warrants expired per the terms of the agreement. On May 5, 2022 (the “GNOG Closing Date”), DraftKings Inc. (formerly New Duke Holdco, Inc.) consummated the acquisition of Golden Nugget Online Gaming, Inc., a Delaware corporation, pursuant to a definitive agreement and plan of merger, dated August 9, 2021, in an all-stock transaction (the “GNOG Transaction”). On the GNOG Closing Date, in connection with the consummation of the GNOG Transaction, Old DraftKings entered into an assignment and assumption agreement (the “Old DraftKings Warrant Assignment Agreement”) with DraftKings Inc., Computershare Trust Company, N.A. and Computershare Inc. (together, “Computershare”), pursuant to which Old DraftKings assigned to DraftKings Inc. all of its rights, interests and obligations under the warrant agreement, dated as of May 10, 2019 (the “Old DraftKings Warrant Agreement”), by and between DEAC and Continental Stock Transfer & Trust Company, as warrant agent, as assumed by Old DraftKings and assigned to Computershare by that certain assignment and assumption agreement, dated as of April 23, 2020, governing Old DraftKings’ outstanding Private Warrants, on the terms and conditions set forth in the Old DraftKings Warrant Assignment Agreement. In connection with the consummation of the GNOG Transaction and pursuant to the Old DraftKings Warrant Assignment Agreement, each of the outstanding Private Warrants became exercisable for one share of DraftKings Inc. Class A common stock on the existing terms and conditions, except as otherwise described in the Old DraftKings Warrant Assignment Agreement.

In addition, on the GNOG Closing Date, in connection with the consummation of the GNOG Transaction, the Company assumed an additional 5.9 million warrants, each of which entitled the holder to purchase one share of GNOG’s Class A common stock at an exercise price of $11.50 per share (the “GNOG Private Warrants”). Effective as of the consummation of the GNOG Transaction, each of the outstanding GNOG Private Warrants became exercisable for 0.365 of a share of DraftKings Inc.’s Class A common stock, or approximately 2.1 million shares of DraftKings Inc.’s Class A common stock in the aggregate, on the existing terms and conditions of such GNOG Private Warrants, except as otherwise described in the assignment and assumption agreement relating to the GNOG Private Warrants entered into on the GNOG Closing Date. As of March 31, 2025, there were 3.0 million GNOG Private Warrants outstanding, convertible into approximately 1.1 million shares of DraftKings Inc.’s Class A common stock.

The Company classifies the Public Warrants, the Private Warrants and the GNOG Private Warrants pursuant to Accounting Standards Codification Topic 815, Derivatives and Hedging, as derivative liabilities with subsequent changes in their respective fair values recognized in its consolidated statement of operations at each reporting date. As of March 31, 2025, the fair value of the Company’s warrant liability was $10.6 million. Due to fair value changes throughout the three months ended March 31, 2025 and 2024, the Company recorded gain on the remeasurement of its warrant liabilities of $2.5 million and a loss on the remeasurement of its warrant liabilities of $18.1 million, respectively.

During the three months ended March 31, 2025, 0.2 million Private Warrants and no GNOG Private Warrants exercised resulting in a reclassification to additional paid-in-capital in the amount of $9.0 million and $0.0 million, respectively.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value as of March 31, 2025 and December 31, 2024 based on the three-tier fair value hierarchy:

	March 31, 2025
	Level 1		Level 2		Level 3		Total
Assets
Cash equivalents:
Money market funds	275,000	(1)	—		—		275,000
Other non-current assets:
Derivative instruments	—		—		7,059	(3)	7,059
Equity securities	—		13,533	(2)	—		13,533
Total	$275,000		$13,533		$7,059		$295,592

Liabilities
Other current liabilities	$—		$—		$42,889	(5)	$42,889
Warrant liabilities	—		10,566	(4)	—		10,566
Other long-term liabilities	—		—		31,776	(5)	31,776
Total	$—		$10,566		$74,665		$85,231

	December 31, 2024
	Level 1	Level 2		Level 3		Total
Assets
Other non-current assets:
Derivative instruments	$—	$—		$7,059	(3)	$7,059
Equity securities	—	13,533	(2)	—		13,533
Total	$—	$13,533		$7,059		$20,592

Liabilities
Other current liabilities	$—	$—		$3,300	(5)	$3,300
Warrant liabilities	—	22,033	(4)	—		22,033
Other long-term liabilities	—	—		74,665	(5)	74,665
Total	$—	$22,033		$77,965		$99,998

(1)Represents the Company’s money market funds, which are classified as Level 1 because the Company measures these assets to fair value using quoted market prices.
(2)Represents the Company’s non-marketable equity securities, which are classified as Level 2 because the Company measures these assets to fair value using observable inputs for similar investments of the same issuer. The Company has elected the remeasurement alternative for these assets.
(3)Represents the Company’s derivative instruments held in other public and privately held entities. The Company measures these derivative instruments to fair value using option pricing models and, accordingly, classifies these assets as Level 3. There were no new Level 3 derivative instruments sold, purchased by or issued to the Company during the three months ended March 31, 2025. The table below includes a range and an average weighted by relative fair value of the significant unobservable inputs used to measure these Level 3 derivative instruments to fair value. The key inputs to the valuations are underlying stock price, volatility and risk free rate. A change in these significant unobservable inputs might result in a significantly higher or lower fair value measurement at the reporting date. Changes to fair value of these instruments are recorded in Other income, net on the condensed consolidated statements of operations and Loss on marketable equity securities and other financial assets, net in the condensed consolidated statement of cash flows.
(4)The Company measures its Private Warrants and the GNOG Private Warrants to fair value using a binomial lattice model or a Black-Scholes model, where appropriate, with the significant assumptions being observable inputs and, accordingly, classifies these liabilities as Level 2. Key assumptions used in the valuation of the Private Warrants and GNOG Private Warrants include term, risk free rate and volatility.
(5)Represents the contingent consideration issuable to former SIQ, Dijon and Simplebet securityholders in connection with the SIQ Transaction, Dijon Transaction and Simplebet Transaction upon the achievement of certain performance targets. The fair value of contingent consideration was generally calculated using customary valuation models based on probability-weighted outcomes of meeting certain future performance targets and forecasted results. The Company classified the contingent consideration liabilities as a Level 3 fair value measurement due to the lack of observable inputs used in the model. The key inputs to the valuations are the projections of future financial results in relation to the business, revenue risk premium, revenue volatility, and operational leverage ratio as well as management judgment regarding the probability of achieving a future performance target. The table below includes a range and an average weighted by relative fair value of the significant unobservable inputs used to measure contingent consideration at fair value. A change in these significant unobservable inputs might result in a significantly higher or lower fair value measurement at the reporting date. Changes to fair value of these instruments are recorded in Other income, net on the condensed consolidated statements of operations.

	March 31, 2025	December 31, 2024
Significant Unobservable Input of Level 3 Investments	Range (Weighted Average)	Range (Weighted Average)
Revenue volatility	17.3% - 17.7% (17.6%)	17.3% - 17.7% (17.6%)
Equity volatility	53.4% - 60.0% (55.3%)	53.4% - 60.0% (55.3%)
Operational leverage ratio	65.0% - 70.0% (66.4%)	65.0% - 70.0% (66.4%)

The following table provides a roll forward of the recurring Level 3 fair value measurements:

Three Months Ended March 31, 2025
Balance at January 1, 2025	$77,965
Settlement of contingent consideration liabilities	3,300
Balance at March 31, 2025	$74,665

7.Revenue Recognition
Deferred Revenue

The Company includes deferred revenue within accounts payable and accrued expenses and liabilities to users in the condensed consolidated balance sheets. The deferred revenue balances were as follows:

	Three Months Ended March 31,
	2025	2024
Deferred revenue, beginning of the period	$166,463	$174,212
Deferred revenue, end of the period	$133,700	$128,869
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$140,232	$143,197

Deferred revenue primarily represents contract liabilities related to the Company’s obligation to transfer future value in relation to in period transactions in which the Company has received consideration. These obligations are primarily related to incentive programs and wagered amounts associated with unsettled or pending outcomes that fluctuate based on volume of activity. Such obligations are recognized as liabilities when awarded to users and are recognized as revenue when those liabilities are later resolved, often within the following period.

Revenue Disaggregation

We disaggregate revenue from contracts with customers by product vertical as we believe it best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Disaggregation of revenue for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
	2025	2024
Sportsbook	$881,957	$734,055
iGaming	423,471	369,997
Other	103,378	70,944
Total Revenue	$1,408,806	$1,174,996

Sportsbook revenue includes online sportsbook and retail sportsbook. Other revenue primarily includes DFS, digital lottery courier, gaming software, media and advertising revenue. The opening and closing balances of the Company’s accounts receivable from contracts with customers were $57.8 million and $66.6 million for the three months ended March 31, 2025, respectively, and $47.5 million and $53.3 million for the three months ended March 31, 2024, respectively.

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

The following table shows restricted stock unit (“RSU”) and stock option activity for the three months ended March 31, 2025:

	Options	RSUs			Total	Weighted Average Exercise Price of Options	Weighted Average FMV of RSUs
		Time Based	PSP	LTIP
Outstanding at December 31, 2024	20,775	16,253	14,506	859	52,393	$8.31	$23.75
Granted	200	5,818	1,332	—	7,350	51.27	43.46
Exercised options / vested RSUs	(1,268)	(2,169)	(8,461)	(371)	(12,269)	2.68	18.64
Change in awards due to performance multiplier	—	—	4,230	—	4,230	—	49.90
Forfeited	(2)	(351)	(129)	(22)	(504)	18.26	26.43
Outstanding at March 31, 2025	19,705	19,551	11,478	466	51,200	$9.11	$28.93

As of March 31, 2025, total unrecognized stock-based compensation expense of $787.7 million related to granted and unvested stock-based compensation arrangements is expected to be recognized over a weighted-average period of 2.9 years. The following tables shows stock compensation expense for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Options	RSUs	Total	Options	RSUs	Total
Time-based (1)	$1,936	$42,692	$44,628	$2,044	$39,057	$41,101
PSP (2)	—	33,170	33,170	—	52,352	52,352
LTIP (2)	—	1,048	1,048	—	82	82
Total	$1,936	$76,910	$78,846	$2,044	$91,491	$93,535

(1) Time-based awards vest and are expensed over a defined service period.
(2) PSP and LTIP awards vest based on defined performance criteria and are expensed based on the probability of achieving such criteria.

9.Income Taxes
The Company’s income tax provision (benefit) for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
	2025	2024
Income tax provision (benefit)	$(5,600)	$(351)

The effective tax rates for the three months ended March 31, 2025 and 2024 were 14.2% and 0.3%, respectively. The difference between the Company’s effective tax rates for the three month periods in 2025 and 2024 and the U.S. statutory tax rate of 21% was primarily due to a valuation allowance related to the Company’s deferred tax assets, offset partially by current state tax and current foreign tax. The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized.

10.Segment Information
Segment Information

The Company has one consolidated operating segment. This segment provides users with Sportsbook, iGaming, DFS and digital lottery courier product offerings, media, and other online product offerings as well as the design, development and licensing of sports betting and casino gaming software for its Sportsbook and iGaming product offerings. The Company drives revenue primarily in North America and manages the business activities on a consolidated basis.

The determination of reportable operating segments is based on the Chief Operating Decision Maker’s (“CODM”) use of financial information provided for the purposes of assessing performance and making operating decisions. The Company's CODM is its Co-founder and Chief Executive Officer. The CODM uses net income (loss) to allocate resources and assess the performance of the Company by comparing actual results to historical results and previously forecasted financial information and the allocation of budget between cost of revenues, sales and marketing, product and technology, and general and administrative expenses. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets.

The accounting policies of the Company’s consolidated segment are the same as those described in “Note 2 – Summary of Significant Accounting Polices and Practices.” Any intercompany revenues or expenses are eliminated in consolidation.

The following table presents revenue, significant expenses, and net income (loss) for our consolidated segment:

	Three Months Ended March 31,
	2025	2024
Total revenue	$1,408,806	$1,174,996
Less:
Gaming taxes	483,403	401,673
Other adjusted cost of revenue (1)	294,609	260,211
Total Adjusted Cost of Revenue	$778,012	$661,884
Less:
Adjusted sales and marketing expenses (2)	333,198	335,222
Adjusted product and technology expenses (2)	107,513	86,502
Adjusted general and administrative expenses (2)	87,453	68,998
Depreciation and amortization	70,116	53,180
Interest income	(9,489)	(15,067)
Interest expense	5,094	649
Stock-based compensation	78,846	93,535
Transaction-related costs (3)	—	4,908
Litigation, settlement and related costs (4)	—	9,320
Advocacy and other related legal expenses (5)	—	285
(Gain) loss on remeasurement of warrant liabilities	(2,495)	18,094
(Gain) loss from equity method investments	(45)	330
Income tax provision (benefit)	(5,600)	(351)
Other expenses (6)	67	75
Consolidated net income (loss)	$(33,864)	$(142,568)

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
(3)Includes capital markets advisory, consulting, accounting and legal expenses related to the evaluation, negotiation and integration costs incurred in connection with transactions under consideration, pending, or completed transactions and offerings, including costs relating to our completed 2024 acquisitions of Jackpocket, SIQ, Dijon and Simplebet.
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
(6)Other expenses include certain other costs that were not included in the above categories including any gain or loss on the disposal of a business and termination expenses.

11.Earnings (Loss) Per Share
The computation of earnings (loss) per share and weighted-average shares of the Company’s Class A common stock outstanding for the periods presented are as follows:

	Three Months Ended March 31,
	2025	2024
Net income (loss) attributable to common stockholders	$(33,864)	$(142,568)
Basic and diluted weighted-average common shares outstanding	493,323	474,228
Earnings (loss) per share attributable to common stockholders:
Basic and diluted	$(0.07)	$(0.30)

There were no preferred or other dividends declared for the three months ended March 31, 2025. For the periods presented, the following securities were not required to be included in the computation of diluted shares outstanding, as they would have been anti-dilutive for the three months ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
Class A common stock resulting from exercise of all warrants	1,196	1,449
Stock Options and RSUs	51,200	57,647
Convertible notes	13,337	13,337
Total	65,733	72,433

12.Related-Party Transactions
Equity Method Investments
The Company has committed to invest up to $17.5 million in DBDK Venture Fund I, LP and $21.0 million in DBDK Fund II, LP. Both funds are Delaware limited partnerships and are both managed by Drive by DraftKings, LLC (“DBDK”). As of March 31, 2025, the Company had invested a total of $11.0 million and none of the total commitment in DBDK Venture Fund I, LP and DBDK Fund II, LP, respectively. The Company also provides office space and general operational support to DBDK, which is partially owned by DKFS, LLC, an equity-method affiliate in which the Company has a 49.9% membership interest, in exchange for services-in-kind. The operational support is primarily general and administrative services.
Aircraft
On each of March 30, 2025 and 2024, the Company renewed a one-year lease of an aircraft from an entity controlled by Mr. Robins, pursuant to which Mr. Robins’ entity leased the aircraft to the Company for $0.6 million for a one-year period (the “Aircraft Leases”). The Company covered all operating, maintenance and other expenses associated with the aircraft. The audit and compensation committees of the Company’s Board of Directors approved this arrangement, as well as the Aircraft Leases, based on, among other things, the requirements of the overall security program that Mr. Robins and his family fly private and the committees’ assessment that such an arrangement is more efficient and flexible and better ensures safety, confidentiality and privacy. During the three months ended March 31, 2025, the Company incurred $0.1 million of expense under the Aircraft Leases.

13.Commitments and Contingencies
Contractual Obligations and Contingencies
The Company is a party to several non-cancelable contracts with vendors where the Company is obligated to make future minimum payments under the terms of these contracts as follows:

Years Ending December 31,
From April 1, 2025 to December 31, 2025	$317,831
2026	186,662
2027	113,010
2028	73,256
2029	68,504
Thereafter	80,625
Total	$839,888

Surety Bonds

As of March 31, 2025, the Company has been issued $400.0 million in surety bonds at a combined annual premium cost of 0.4%, which are held for certain regulators’ use and benefit in order for the Company to satisfy state license requirements. There have been no claims against such bonds and the likelihood of future claims is remote.

Stock Repurchase Program

On July 30, 2024, the Company’s Board of Directors authorized the repurchase of an aggregate of up to $1.0 billion of the Company’s Class A common stock (the “Stock Repurchase Program”). Under the Stock Repurchase Program the Company may make repurchases of its Class A common stock through open market purchases, privately negotiated transactions or other transactions in accordance with applicable securities laws, subject to market conditions and other factors. The Company’s Stock Repurchase Program does not require it to acquire any specific number or amount of Class A common stock and may be terminated at any time. The Company may enter into Rule 10b5-1 plans from time to time to facilitate repurchases of its Class A common stock in connection with its Stock Repurchase Program.

The Company repurchased 3.7 million shares for $142.3 million during the three months ended March 31, 2025 under the Stock Repurchase Program.

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

On November 15, 2021, Winview filed a second amended complaint (the “SAC”), adding as defendants DK Crown Holdings Inc. and Crown Gaming Inc., a Delaware corporation, which are wholly-owned subsidiaries of the Company. The SAC, among other allegations, repeats the allegations of the first amended complaint that the defendants infringe the ’243 Patent, the ’543 Patent, the ’730 Patent, and the ’988 Patent. On December 15, 2021, the Company filed a motion to dismiss the SAC, arguing that Winview failed to state a claim for direct infringement of the ’543 Patent and the ’730 Patent, and for willful, induced, and contributory infringement for all four asserted patents.

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

On January 24, 2022, the Company filed a motion to dismiss the original complaint. On February 7, 2022, Colossus filed an amended complaint (the “Amended Complaint”) to, among other things, assert one additional patent against the Company, U.S. Patent No. 11,200,779 (“the ’779 patent”). The patents asserted by Colossus are collectively referred to as the “Colossus Patents.”

The Company filed a motion to dismiss the Amended Complaint on February 22, 2022. On July 18, 2022, Magistrate Judge Burke issued a report and recommendation (the “Report and Recommendation”) that the motion to dismiss be granted-in-part and denied-in-part. On August 26, 2022, District Court Judge Noreika adopted the Report and Recommendation of Magistrate Judge Burke regarding the motion to dismiss. On December 27, 2022, the Company filed an Answer to the Amended Complaint, including certain affirmative defenses. On January 17, 2023, Colossus filed a motion to strike the affirmative defense of unenforceability from the Company’s Answer. On February 7, 2023, the Company filed an Amended Answer and Counterclaims to the Amended Complaint, and also filed a response to Colossus’ motion to strike. On February 28, 2023, Colossus filed another motion to strike DraftKings’ inequitable conduct affirmative defense and counterclaim. Magistrate Judge Burke held a hearing on Colossus’ motion on June 6, 2023 and subsequently issued a report and recommendation (the “Second Report and Recommendation”) that the motion be denied in part and granted in part. On August 2, 2023, Judge Noreika overruled Colossus’ objections and adopted the Second Report and Recommendation.

Between November 29, 2022, and February 7, 2023, the Company filed petitions for inter partes review with the PTAB challenging the validity of the Colossus Patents. The PTAB granted institution of IPRs for each of the ’341 patent, ’969 patent, and the ’822 patent. The PTAB denied institution of IPR for each of the ’516 patent, ’716 patent, ’338 patent and the ’779 patent. On September 11, 2023, the Company filed a request for Director Review of the PTAB’s decision not to institute review in the IPR for the ’779 patent. On November 7, 2023, the Director of the U.S. Patent and Trademark Office delegated Director Review of the PTAB’s institution decision in the IPR for the ’779 Patent to the Delegated Review Panel (“DRP”) to determine whether to grant rehearing. On February 21, 2024, the DRP issued a decision vacating the PTAB’s denial of institution of the IPR directed to the ’779 Patent and instructing the PTAB to reconsider institution. On May 15, 2024, the PTAB instituted the IPR directed to the ‘779 Patent. Colossus filed its Patent Owner Response on August 9, 2024. The Company filed its reply on November 8, 2024. Colossus’ filed its sur-reply on December 20, 2024. Oral argument was held on February 20, 2025.

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

Securities Matters Arising From DraftKings Marketplace (“Marketplace”) and Related Matters

On March 9, 2023, a putative class action was filed in Massachusetts federal court by an alleged purchaser of non-fungible tokens (“NFTs”) on the Marketplace. The complaint asserts claims for violations of federal and state securities laws against the Company and three of its officers on the grounds that, among other things, the NFTs that are sold and traded on Marketplace allegedly constitute securities that were not registered with the SEC in accordance with federal and Massachusetts law, and that Marketplace is a securities exchange that is not registered in accordance with federal and Massachusetts law. Based on these allegations, the plaintiff brings claims seeking rescissory damages and other relief on behalf of himself and a putative class of persons who purchased NFTs on Marketplace between August 11, 2021 and the present. On September 25, 2023, defendants filed a motion seeking dismissal of this action. On July 2, 2024, the district court denied the motion to dismiss. On February 26, 2025, the parties entered into a Stipulation and Agreement of Settlement subject to, among other things, court approval. Also on February 26, 2025, the parties filed a motion for preliminary approval of the class action settlement. On February 28, 2025, the court entered an order preliminarily approving the settlement and scheduled a fairness hearing for July 30, 2025. We established an accrual for this matter as of December 31, 2024. We intend to vigorously defend this case.

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

Shareholder Derivative Litigation Related to Marketplace

On May 31, 2023, the first of three substantially similar, putative shareholder derivative actions was filed in Nevada state court by an alleged shareholder of the Company. On October 29, 2024, the court entered a stipulated order consolidating the three actions under the caption In re DraftKings Inc. Stockholder Derivative Litigation and appointed lead counsel. On December 23, 2024, the plaintiffs filed a consolidated amended complaint. The complaint purports to assert claims on behalf of the Company against certain senior officers and members of the Board of Directors of the Company for breach of fiduciary duty, aiding-and-abetting breach of fiduciary duty, unjust enrichment, and corporate waste based primarily on allegations that the defendants caused or allowed the Company to sell NFTs in violation of applicable law and/or operate the Company as an unregistered broker-dealer or securities exchange in violation of applicable law. The complaint also alleges that certain individuals are liable for trading in Company stock at artificially inflated prices. The actions seek unspecified compensatory damages, changes to corporate governance and internal procedures, restitution, disgorgement, costs and attorney’s fees, and other unspecified relief. On February 21, 2025, the defendants moved to dismiss the complaint, which motions remain pending.

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

On March 26, 2024, the case was transferred to the Business Litigation Session (“BLS”) of the Massachusetts Superior Court.

On January 29, 2024, DraftKings filed a motion to dismiss all of plaintiffs’ claims. On August 19, 2024, the court denied the motion to dismiss.

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

On July 12, 2024, DraftKings removed the matter to the United States District Court for the Southern District of Indiana. On August 14, 2024, DraftKings filed a motion to dismiss. On February 7, 2025, the court granted DraftKings’ motion to dismiss as to plaintiff’s DCSA claims and denied DraftKings’ motion to dismiss as to plaintiff’s breach of contract claim. The court also held that DraftKings may amend its response to plaintiff’s motion for class certification up until February 24, 2025. On February 12, 2025, McAfee filed a motion for leave to file a first amended complaint. That motion remains pending.

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

On December 11, 2024, DraftKings removed this matter to the United States District Court for the Eastern District of New York. DraftKings filed a motion to dismiss on February 3, 2025. That motion remains pending.

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

National Football League Players Association

On August 20, 2024, the plaintiffs, National Football League Players Association and National Football League Players Incorporated, filed a complaint against DraftKings in the United States District Court for the Southern District of New York alleging, among other things, that DraftKings breached its Licensing Agreement (the “Agreement”) with the plaintiffs. The plaintiffs sought, among other things, payment of all purported unpaid sums due under the Agreement. On November 25, 2024, DraftKings filed a partial motion to dismiss the complaint. On February 28, 2025, the parties entered into a settlement agreement, and on March 3, 2025, the lawsuit was dismissed with prejudice. We have established an accrual for this matter as of December 31, 2024.

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

DraftKings filed a motion to dismiss on February 21, 2025. In response, plaintiff filed an Amended Complaint on March 14, 2025, and added a claim that the Company violated the Federal Wiretap Act. On April 28, 2025, DraftKings filed a motion to dismiss the amended complaint. That motion remains pending.

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

On April 1, 2025, DraftKings filed a motion to dismiss. That motion remains pending.

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

Youngs

On January 7, 2025, plaintiff Matthew Youngs, individually and on behalf of all others similarly situated, filed a purported class action complaint against DraftKings Inc., Crown NJ Gaming Inc. dba DraftKings, DGMB Casino LLC and Resorts Atlantic City in the United States District Court, District of New Jersey. Among other things, plaintiff alleges that the Company’s “risk-free” and “no sweat” promotions, and the promotion that offered new customers an opportunity to earn up to 1,000 site credits as a sportsbook deposit match, as well as promotions that offered site credits in connection with a casino deposit match, were unfair, unconscionable, and misleading. The plaintiff's complaint, as amended, asserts claims for violation of the New Jersey Consumer Fraud Act, intentional misrepresentation, unjust enrichment, and conversion. Plaintiff seeks compensatory damages, punitive damages, attorney fees and costs. Plaintiff seeks to certify a nationwide class of anyone who participated in the casino deposit match promotion and lost part or all of their initial deposit (with subclasses for New Jersey, Connecticut, Pennsylvania, Michigan, and West Virginia). Plaintiff also seeks a statewide class of (i) anyone in New Jersey who allegedly opted into the “risk free” or “no sweat” promotion and lost a bet; and (ii) anyone in New Jersey who opened an account and deposited money while in New Jersey in response to the 1,000 new customer sportsbook deposit match promotion.

On March 27, 2025, DraftKings filed a motion to dismiss the complaint. In response to the motion to dismiss, on April 17, 2025, plaintiff Matthew Youngs and a second plaintiff (Jason Lombardozzi), individually and on behalf of all others similarly situated, filed a first amended purported class action complaint against DraftKings Inc. and Crown NJ Gaming Inc. dba DraftKings. In the amended complaint, the plaintiffs removed DGMB Casino and Resorts Atlantic as defendants and removed claims of negligence. In the amended complaint, the plaintiffs added new claims alleging that (i) the casino deposit match was unconscionable because it inculcated gaming addiction and (ii) the Company engaged in unconscionable conduct by targeting customers with deposit match promotions after such customers had become addicted to gaming. The court terminated the Defendants’ motion to dismiss as moot due to the plaintiffs filing an amended complaint.

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

James Beyer and Wyatt Robertson

On January 7, 2025, plaintiffs James Beyer and Wyatt Robertson, individually and on behalf of all others similarly situated, filed a purported class action complaint against DraftKings Inc. and Crown KY Gaming LLC in the United States District Court, Western District of Kentucky. Among other things, plaintiffs alleged that the Company’s “risk-free” and “no sweat” promotions, and the promotion that offered new customers an opportunity to earn up to 1,000 site credits as a deposit match, were unfair and misleading. Plaintiffs also alleged that DraftKings targets underage users with its advertising and by allowing them to participate in daily fantasy sports contests in order to inculcate gaming habits. Plaintiffs brought claims for violation of the Kentucky Consumer Protection Act, intentional misrepresentation, fraudulent inducement, unjust enrichment, and declaratory relief. Plaintiffs sought, among other things, compensatory damages, punitive damages, attorney fees and costs. Plaintiffs seek to certify a nationwide class of (i) anyone who opted into a DraftKings promotion advertising a “risk-free” or “no sweat” bet and lost their bet (with a Kentucky subclass); (ii) anyone who opened an account and deposited money in response to the new customer 1,000 site credit promotion (with a Kentucky subclass); and (iii) anyone who opened an account and entered free promotions on DraftKings’ platform before reaching their legal gaming age and then placed paid bets on DraftKings after reaching the legal gaming age (with a Kentucky subclass). Plaintiffs also sought a declaration that DraftKings has breached agreements with Apple and Google relating to their respective app stores.

On March 31, 2025, DraftKings filed a motion to dismiss. On April 28, 2025, the parties filed a stipulated dismissal of the lawsuit, without prejudice as to the individual claims of Mr. Beyer and the putative class and with prejudice as to the individual claims of Mr. Robertson. On May 1, 2025, the court entered an order whereby (1) dismissing without prejudice the claims asserted by plaintiff James Beyer and the putative class against the Company, and (2) dismissing with prejudice the claims asserted by plaintiff Wyatt Robertson against the Company.

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

On February 7, 2025, DraftKings removed the complaint to the United States District Court, Northern District of Illinois, Eastern Division. On April 4, 2025, DraftKings filed a motion to dismiss. That motion remains pending. On April 25, 2025, the parties agreed to extend plaintiffs’ time to file an anticipated First Amended Complaint in lieu of an opposition until May 9, 2025.

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

On April 8, 2025, DraftKings filed a motion to dismiss. On April 9, 2025, the court ordered plaintiffs to file an amended complaint, if any, by May 2, 2025. On April 29, 2025, plaintiffs filed a motion to extend their time to file an amended complaint through May 16, 2025. On April 30, 2025, the court granted the motion for extension of time, and denied as moot the motion to dismiss.

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

On April 17, 2025, in accordance with the applicable local rules, DraftKings filed a letter requesting permission to move to dismiss the Complaint. On April 24, 2025, WinView filed a letter in opposition to DraftKings’ request. The court has not yet ruled on the request.

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

DC Gambling Recovery LLC v. Caesars et al.

On February 28, 2025, DC Gambling Recovery LLC filed a lawsuit against DraftKings, Caesars, Fanduel, BetMGM, and Fanatics in state court in the District of Columbia. On April 4, 2025, the defendants removed the lawsuit to the United States District Court for the District of Columbia. Plaintiff alleges that the Defendants violated the Statute of Anne (D.C. Code § 16-1702), a statute which purportedly allows an individual to recover their betting losses greater than twenty-five dollars from each sportsbook, and should such party fail to sue within three months, the statute purportedly authorizes any person to file suit against the sportsbook to recover the losses (including treble damages). Plaintiff also alleges that the Supreme Court’s 2018 decision striking down the Professional and Amateur Sports Protection Act (“PAPSA”) does not apply to the District of Columbia and, therefore, the Sports Wagering Lottery Amendment Act (“SWLAA”), a 2019 law that legalized sports betting in the District of Columbia, is without any legal force or effect. Plaintiff also alleges that the Statute of Anne permits recovery of betting losses greater than twenty-five dollars even if the SWLAA has legal force or effect. Plaintiff seeks to recover on behalf of all individuals within the District of Columbia that (i) have lost more than $25 at any single time or sitting by sports betting with DraftKings and (ii) not sued to recover those losses within three months of payment to DraftKings.

On May 5, 2025, DraftKings filed a motion to dismiss the complaint, which motion remains pending.

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

City of Baltimore

On April 3, 2025, the City of Baltimore filed a lawsuit against DraftKings and FanDuel seeking civil penalties and injunctive relief under Baltimore City Code Art. 2, Section 4. The City alleges that DraftKings violated Baltimore City Code Art. 2, section 4 by committing unfair, abusive and deceptive trade practices by allegedly (i) using data to allegedly target vulnerable Baltimore users; (ii) using misleading promotions such as “bonus bets” or “no-sweat bets;” (iii) concealing or misrepresenting the terms and conditions of those promotions; (iv) using data to identify Baltimore users with an alleged gaming disorder and then directing promotions at them; (v) directing messages with misleading urgency to those who allegedly may have gaming disorders; (vi) using the VIP program to allegedly exploit people with alleged gaming disorders; (vii) offering escalating rewards through its VIP program to target alleged users with gaming disorders; and (viii) failing to implement responsible gaming measures. The City of Baltimore seeks injunctive relief and statutory penalties for each violation of Baltimore City Code Art. 2, section 4.

On May 7, 2025, the defendants removed the lawsuit from state court to the United States District Court for the District of Maryland (Northern Division).

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

Macek

On April 18, 2025, plaintiffs Kenneth Macek, Matthew Harner, Avi Setton, Lionel Alicea, and Robert Walker, individually and on behalf of all others similarly situated, filed a purported class action complaint against DraftKings Inc., Crown PA Gaming Inc. dba DraftKings, and Golden Nugget Online Gaming LLC in the United States District Court, Eastern District of Pennsylvania. Among other things, plaintiffs allege that the Company’s “risk-free” and “no sweat” promotions, and the promotion that offered new customers an opportunity to earn up to 1,000 site credits as a sportsbook deposit match, as well as promotions that offered site credits in connection with a casino deposit match, were unfair, unconscionable, and misleading. Plaintiffs also allege that DraftKings targets players with gaming addiction issues, including by assigning certain players with VIP hosts. Plaintiffs assert claims for violation of the Pennsylvania Unfair Trade Practices and Consumer Protection Law, negligence, intentional misrepresentation, failure to warn, fraudulent inducement, unjust enrichment, intentional infliction of emotional distress and conversion. Plaintiffs seek, among other things, unspecified compensatory damages, punitive damages, attorney fees and costs. Plaintiffs seek to certify a nationwide class of (i) anyone who participated in the casino deposit match promotion and lost part or all of their initial deposit (with a Pennsylvania subclass); (ii) anyone who allegedly opted into the “risk free” or “no sweat” promotion (with a Pennsylvania subclass); (iii) anyone who allegedly deposited money in response to the 1,000 new customer sportsbook deposit match promotion (with a Pennsylvania subclass); (iv) anyone who developed or displayed problem gaming behavior and was allegedly targeted by DraftKings’ VIP hosts or promotions or otherwise induced to game or continue to game (with a Pennsylvania subclass); and (v) anyone who was allegedly permitted to continue gaming after self-excluding or who asked DraftKings to suspend or close their account (with a Pennsylvania subclass).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on February 14, 2025 (the "2024 Annual Report").

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
•market and global conditions and economic factors beyond our control, as well as the potential impact of general economic conditions and the potential impact of new and existing laws, regulations, or policies, including those relating to tariffs, import/export, or trade restrictions, inflation and rising interest rates, on our liquidity, operations and personnel;
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

In addition to these risks, other factors that could cause or contribute to such differences include those set forth under the caption “Risk Factors” in our 2024 Annual Report. Due to the uncertain nature of these factors, management cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Our mission is to make life more exciting by responsibly creating the world’s favorite real-money games and betting experiences. We accomplish this by creating an environment where our users can find enjoyment and fulfillment through Sportsbook, iGaming and DFS, as well as digital lottery courier, media, and other product offerings. We are also highly focused on our responsibility as a steward of this new era in real-money gaming. Our ethics guide our decision making, with respect to both the tradition and integrity of sports and our investments in regulatory compliance and consumer protection.
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
Our priorities are to (a) continue to invest in our product offerings, (b) launch our product offerings in new jurisdictions, (c) create replicable and predictable jurisdiction-level unit economics in sports betting and iGaming and (d) expand our product offerings. When we launch our Sportsbook and iGaming product offerings in a new jurisdiction, we invest heavily in user acquisition, retention and cross-selling until the new jurisdiction provides a critical mass of users engaged across our product offerings.
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
Financial Highlights and Trends
The following table sets forth a summary of our financial results for the periods indicated:

	Three Months Ended March 31,
(amounts in thousands, except per share amounts)	2025	2024
Revenue	$1,408,806	$1,174,996
Net Loss	(33,864)	(142,568)
Adjusted EBITDA (1)	102,630	22,390
Basic and Diluted Loss Per Share	(0.07)	(0.30)
Adjusted Earnings (Loss) Per Share (2)	0.12	0.03

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

Revenue increased by $233.8 million in the three months ended March 31, 2025 compared to the three months ended March 31, 2024 as a result of continued healthy customer engagement, efficient acquisition of new customers, the expansion of the Company’s Sportsbook product offering into new jurisdictions, higher structural Sportsbook hold percentage, improved promotional reinvestment for Sportsbook, and the impact of our acquisition of Jackpocket Inc. (“Jackpocket”), which was completed on May 22, 2024 (the “Jackpocket Transaction”).

Key Performance Indicators
Monthly Unique Payers (“MUPs”). We define MUPs as the number of unique paid users per month who had one or more real-money, paid engagements across one or more of our Sportsbook, iGaming, DFS, digital lottery courier or other offerings via our technology. For reported periods longer than one month, we average the MUPs for the months in the reported period. Although the number of unique paid users includes those users that have participated in a real-money, paid engagement using only promotional incentives (which has not been a material number of users to date), which are fungible with other funds deposited into their wallets on our technology, it does not include users who have made a deposit but have not yet had a real-money, paid engagement.
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
The charts below present our average MUPs for the three months ended March 31, 2024 and 2025:

Average Monthly Unique Payers
(in millions)
3.4
4.3
Q1 2024
Q1 2025

Average Revenue per MUP (“ARPMUP”). We define and calculate ARPMUP as the average monthly revenue, excluding revenue from gaming software services, for a reporting period, divided by the average number of MUPs for the same period. ARPMUP is a key indicator of our ability to drive usage and monetization of our product offerings. The charts below present our ARPMUP for the three months ended March 31, 2024 and 2025:

Average Revenue per Monthly Unique Payer
(in whole dollars)
$114
$108
Q1 2024
Q1 2025

The increase in MUPs for the three months ended March 31, 2025, compared to the same periods in 2024, primarily reflects strong unique payer retention and acquisition across our Sportsbook and iGaming product offerings and the impact of the Jackpocket Transaction. Excluding the impact of the Jackpocket Transaction, MUPs increased 0.4 million or 10.8% to 3.8 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
ARPMUP decreased in the three months ended March 31, 2025, compared to the same periods in 2024, primarily due to lower ARPMUP for Jackpocket customers, compared to DraftKings’ other product offerings, which was partially offset by structural improvement in our Sportsbook hold percentage and improved promotional reinvestment for Sportsbook. Excluding the impact of the Jackpocket Transaction, ARPMUP increased $8, or 6.8% to $122.1 for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

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

Sportsbook Net Revenue Margin. We define Sportsbook Net Revenue Margin as Sportsbook revenue as a percentage of Sportsbook Handle. This provides useful information to investors and management as it is a key indicator in measuring the combined impact of our overall margin on our Sportsbook product offering and promotional reinvestment.

The chart below presents our Sportsbook Handle, Sportsbook Net Revenue Margin, and revenue disaggregation for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(amounts in thousands)	2025	2024	$ Change	% Change
Sportsbook Handle	$13,880,391	$12,001,424	$1,878,967	15.7%
Sportsbook Revenue	881,957	734,055	147,902	20.1%
Sportsbook Net Revenue Margin	6.4%	6.1%	N/A	N/A

Sportsbook Revenue	881,957	734,055	147,902	20.1%
iGaming Revenue	423,471	369,997	53,474	14.5%
Other Revenue	103,378	70,944	32,434	45.7%
Total Revenue	$1,408,806	$1,174,996	$233,810	19.9%
Sportsbook Handle increased by $1,879.0 million, or 16%, to $13,880.4 million in the three months ended March 31, 2025, from $12,001.4 million in the three months ended March 31, 2024. The increase is primarily due to MUPs increasing in 2025 as compared to 2024. The increase in MUPs was due to strong player retention and acquisition across our Sportsbook product offering.
Sportsbook Net Revenue Margin increased by 0.3 percentage points, to 6.4% in the three months ended March 31, 2025, from 6.1% in the three months ended March 31, 2024. The increase is primarily due to structural improvement in our Sportsbook hold percentage and improved promotional reinvestment.
iGaming revenue increased $53.5 million, or 14.5%, to $423.5 million in the three months ended March 31, 2025, from $370.0 million in the three months ended March 31, 2024. The increase is primarily due to an increase in MUPs for the product offering.
Other revenue increased $32.4 million, or 46%, to $103.4 million in the three months ended March 31, 2025, from $70.9 million in the three months ended March 31, 2024. The increase is primarily due to the inclusion of revenue from Jackpocket. We consummated the Jackpocket Transaction on May 22, 2024.
Non-GAAP Information
This Report includes Adjusted EBITDA and Adjusted Earnings (Loss) Per Share, which are non-GAAP financial measures that we use to supplement our results presented in accordance with U.S. GAAP. We believe Adjusted EBITDA and Adjusted Earnings (Loss) Per Share are useful in evaluating our operating performance, similar to measures reported by our publicly-listed U.S. competitors, and regularly used by security analysts, institutional investors and other interested parties in analyzing operating performance and prospects. Adjusted EBITDA and Adjusted Earnings (Loss) Per Share are not intended to be a substitute for any U.S. GAAP financial measure. As calculated, they may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry.
We define and calculate Adjusted EBITDA as net income (loss) before the impact of interest income and expense, income tax provision or benefit, and depreciation and amortization, and further adjusted for the following items: stock-based compensation; transaction-related costs; litigation, settlement and related costs; advocacy and other related legal expenses; gain or loss on remeasurement of warrant liabilities; and other non-recurring and non-operating costs or income, as described in the reconciliation below.
We define and calculate Adjusted Earnings (Loss) Per Share as basic earnings (loss) per share attributable to common stockholders before the impact of amortization of acquired intangible assets; stock-based compensation; transaction-related costs; litigation, settlement and related costs; advocacy and other related legal expenses; gain or loss on remeasurement of warrant liabilities; and other non-recurring and non-operating costs or income, as described in the reconciliation below.
We include non-GAAP financial measures because they are used by management to evaluate our core operating performance and trends and to make strategic decisions regarding the allocation of capital and new investments. Adjusted EBITDA and Adjusted Earnings (Loss) Per Share exclude certain expenses that are required in accordance with U.S. GAAP because they are non-recurring items (for example, in the case of transaction-related costs and advocacy and other related legal expenses), non-cash expenditures (for example, in the case of amortization of acquired intangible assets, depreciation and amortization, remeasurement of warrant liabilities and stock-based compensation), or non-operating items which are not related to our underlying business performance (for example, in the case of interest income and expense and litigation, settlement and related costs).

Adjusted EBITDA
The table below presents our Adjusted EBITDA reconciled to our net income (loss), which is the most directly comparable financial measure calculated in accordance with U.S. GAAP, for the periods indicated:

	Three Months Ended March 31,
(amounts in thousands)	2025	2024
Net loss	$(33,864)	$(142,568)
Adjusted for:
Depreciation and amortization (1)	70,116	53,180
Interest income	(9,489)	(15,067)
Interest expense	5,094	649
Income tax provision (benefit)	(5,600)	(351)
Stock-based compensation (2)	78,846	93,535
Transaction-related costs (3)	—	4,908
Litigation, settlement, and related costs (4)	—	9,320
Advocacy and other related legal expenses (5)	—	285
(Gain) loss on remeasurement of warrant liabilities	(2,495)	18,094
Other non-recurring costs and non-operating (income) costs (6)	22	405
Adjusted EBITDA	$102,630	$22,390

(1)The amounts include the amortization of acquired intangible assets of $42.7 million and $29.3 million for the three months ended March 31, 2025 and 2024, respectively.
(2)Reflects stock-based compensation expenses resulting from the issuance of awards under incentive plans.
(3)Includes capital markets advisory, consulting, accounting and legal expenses related to the evaluation, negotiation, and consummation of transactions and offerings that are under consideration, pending, or completed, as well as integration costs related to acquisitions.
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

Adjusted Earnings (Loss) Per Share

The table below presents the Company’s Adjusted Earnings (Loss) Per Share reconciled to its basic earnings (loss) per share attributable to common stockholders, which is the most directly comparable financial measure calculated in accordance with GAAP, for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Basic earnings (loss) per share attributable to common stockholders	$(0.07)	$(0.30)
Adjusted for:
Amortization of acquired intangible assets (1)	0.09	0.06
Stock-based compensation (2)	0.16	0.20
Transaction-related costs (3)	—	0.01
Litigation, settlement, and related costs (4)	—	0.02
Advocacy and other related legal expenses (5)	—	—
(Gain) loss on remeasurement of warrant liabilities	(0.01)	0.04
Other non-recurring and non-operating costs (income)	—	—
Tax impact of adjusting items (6)	(0.05)	—
Adjusted Earnings (Loss) Per Share*	$0.12	$0.03
_____________
*     Weighted average number of shares used to calculate Adjusted Earnings (Loss) Per Share for the three months ended March 31, 2025 and 2024 was 493.3 million and 474.2 million, respectively; totals may not add due to rounding.

(1)The amounts include the amortization of acquired intangible assets of $42.7 million and $29.3 million for the three months ended March 31, 2025 and 2024, respectively.
(2)Reflects stock-based compensation expenses resulting from the issuance of awards under incentive plans.
(3)Includes capital markets advisory, consulting, accounting and legal expenses related to the evaluation, negotiation, and consummation of transactions and offerings that are under consideration, pending, or completed, as well as integration costs related to acquisitions.
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
(6)Beginning in the first quarter of the 2025, the Company began applying an estimated non-GAAP effective tax rate of 25%. The non-GAAP effective tax rate reflects the non-GAAP tax provision commensurate with the Company’s level of non-GAAP profitability, which was determined after adjusting for the non-GAAP adjustments presented above and excluding the impact of changes in the valuation allowance.

Results of Operations
Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
The following table sets forth a summary of our consolidated results of operations for the interim periods indicated, and the changes between periods:

	Three Months Ended March 31,
(amounts in thousands, except percentages)	2025	2024	$ Change	% Change
Revenue	$1,408,806	$1,174,996	$233,810	19.9%
Cost of revenue	843,803	710,069	133,734	18.8%
Sales and marketing	343,680	340,699	2,981	0.9%
Product and technology	103,260	88,815	14,445	16.3%
General and administrative	164,394	174,251	(9,857)	(5.7)%
Income (loss) from operations	(46,331)	(138,838)	92,507	(66.6)%
Interest income	9,489	15,067	(5,578)	(37.0)%
Interest expense	(5,094)	(649)	(4,445)	684.9%
Gain (loss) on remeasurement of warrant liabilities	2,495	(18,094)	20,589	(113.8)%
Other gain (loss), net	22	(735)	757	(103.0)%
Income (loss) before income tax and equity method investments	(39,419)	(143,249)	103,830	(72.5)%
Income tax provision (benefit)	(5,600)	(351)	(5,249)	1,495.4%
(Gain) loss from equity method investments	45	(330)	375	(113.6)%
Net income (loss) attributable to common stockholders	$(33,864)	$(142,568)	$108,704	(76.2)%

Revenue. Revenue increased by $233.8 million, or 19.9%, to $1,408.8 million in the three months ended March 31, 2025, from $1,175.0 million in the three months ended March 31, 2024. The increase was primarily attributable to our Sportsbook and iGaming product offerings, which increased $201.4 million, or 18.2%, to $1,305.4 million in the three months ended March 31, 2025, from $1,104.1 million in the three months ended March 31, 2024, due to MUPs increasing by 26.5%, partially offset by ARPMUP decreasing by 5.3% as compared to the three months ended March 31, 2024. The increase in MUPs was due to strong player retention and acquisition across our Sportsbook and iGaming product offerings, the expansion of our Sportsbook product offering into new jurisdictions and the Jackpocket Transaction. The decrease in ARPMUP was due to lower ARPMUP for Jackpocket customers compared to customers for DraftKings’ existing product offerings prior to the Jackpocket Transaction, partially offset by structural improvement in our Sportsbook hold percentage and improved promotional reinvestment for Sportsbook and iGaming.

Cost of Revenue. Cost of revenue increased $133.7 million, or 18.8%, to $843.8 million in the three months ended March 31, 2025, from $710.1 million in the three months ended March 31, 2024. The increase was due primarily to revenue growth from our expanded product and jurisdictional footprint, including the launch of our Sportsbook product offering in North Carolina and Washington, D.C. in 2024. In particular, the cost of revenue increase was primarily attributable to an increase in our variable expenses, such as gaming taxes and payment processing fees, which increased $81.7 million and $29.1 million, respectively. The remaining increase was primarily attributable to an increase in our variable platform costs resulting from additional customer activity and an increase in amortization of intangible assets of $18.3 million.

Cost of revenue as a percentage of revenue decreased by 0.5 percentage points to 59.9% in the three months ended March 31, 2025, as compared to 60.4% in the three months ended March 31, 2024, reflecting, in part, structural improvement in our Sportsbook hold rate, an improved Sportsbook Net Revenue Margin, and improved promotional reinvestment for our Sportsbook product offering, partially offset by a change in revenue mix from our more mature DFS product offering to our Sportsbook and iGaming product offerings, which, in general, produce revenue at a higher cost per revenue dollar relative to our DFS product offering.

Sales and Marketing. Sales and marketing expense increased $3.0 million, or 0.9%, to $343.7 million in the three months ended March 31, 2025, from $340.7 million in the three months ended March 31, 2024. The increase was primarily attributable to higher stock-based compensation expense.

Product and Technology. Product and technology expense increased $14.4 million, or 16.3%, to $103.3 million in the three months ended March 31, 2025, from $88.8 million in the three months ended March 31, 2024 due to increased headcount in our product and engineering departments.

General and Administrative. General and administrative expense decreased $9.9 million, or 5.7%, to $164.4 million in the three months ended March 31, 2025, from $174.3 million in the three months ended March 31, 2024. This decrease was primarily driven by a decrease in non-core litigation expense of $9.3 million.

Interest Income. We recorded interest income of $9.5 million in the three months ended March 31, 2025, compared to $15.1 million in the three months ended March 31, 2024, due to fluctuations in cash balances and interest rates during the respective periods.
Interest Expense. We recorded interest expense of $5.1 million in the three months ended March 31, 2025, compared to $0.6 million in the three months ended March 31, 2024, primarily due to interest incurred on the Term B Facility.
Gain (Loss) on Remeasurement of Warrant Liabilities. We recorded a gain of $2.5 million on remeasurement of warrant liabilities in the three months ended March 31, 2025, compared to a loss of $18.1 million in the three months ended March 31, 2024, due to changes in the underlying share price of our Class A common stock.
Other Gain (Loss), net. We recorded a nominal gain in the three months ended March 31, 2025, as compared to a loss of $0.7 million in the three months ended March 31, 2024.
Income Tax Provision (Benefit). We recorded an income tax benefit of $5.6 million in the three months ended March 31, 2025, as compared to an income tax benefit of $0.4 million in the three months ended March 31, 2024. Although we have a cumulative three year loss position, based on our recent financial performance and our future projections, we could record a reversal of all, or a portion of the valuation allowance associated with U.S. deferred tax assets in future periods. However, any such change is subject to actual performance and other considerations that may present positive or negative evidence at the time of the assessment.

Net Income (Loss). Net loss decreased by $108.7 million to a net loss of $33.9 million in the three months ended March 31, 2025, as compared to a net loss of $142.6 million in the three months ended March 31, 2024, for the reasons discussed above.
Liquidity and Capital Resources
We had $1,119.7 million in cash and cash equivalents as of March 31, 2025 (excluding restricted cash and cash reserved for users, which we segregate on behalf of our paid users for all jurisdictions and product offerings). We believe our cash on hand is sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months. We will continue to evaluate our long-term operating performance and cash needs and believe we are well positioned to continue to fund the operations of our business long-term.
Debt. In March 2021, we issued zero-coupon convertible senior notes in an aggregate principal amount of $1,265.0 million (the “Convertible Notes”). The Convertible Notes mature on March 15, 2028, subject to earlier conversion, redemption or repurchase. In connection with the pricing of the Convertible Notes and the exercise of the option to purchase additional Convertible Notes, we entered into privately negotiated capped call transactions (the “Capped Call Transactions”). The Capped Call Transactions are expected generally to reduce potential dilution to DraftKings Inc.’s Class A common stock upon any conversion of the Convertible Notes. The net cost of $124.0 million incurred to enter into the Capped Call Transactions was recorded as a reduction to additional paid-in capital on the Company’s consolidated balance sheet. As of March 31, 2025, the Convertible Notes, net of issuance costs, balance was $1,257.1 million.
Revolving Credit Facility. In November 2024, we and certain of our subsidiaries entered into a credit agreement (the “Credit Agreement”) with various financial institutions, as lenders, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, providing for a senior secured revolving credit facility of up to $500.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility provides for revolving loans, swing line borrowings and letters of credit and has a maturity date of November 7, 2029. As of March 31, 2025, $10.0 million in letters of credit were issued under the Credit Agreement, with $490.0 million available for borrowing.

Term Loan. In March 2025, we and certain of our subsidiaries entered into a first amendment to the Credit Agreement, which provides for a new class of incremental term loans under the Credit Agreement in an aggregate principal amount of $600.0 million (the “Term B Facility” and, such term loans, the “Term B Loan”). The Term B Facility requires principal payments in the amount of 1.00% per annum of the original aggregate principal amount of the Term B Loan payable in quarterly installments. Term B Loan bear interest at the Company’s election at either (i) in the case of Term SOFR Loans, Term SOFR plus an applicable margin of 1.75% per annum, or (ii) in the case of ABR Term Loans, ABR plus an applicable margin of 0.75% per annum (with each of the capitalized terms used in clauses (i) and (ii) as defined in the Credit Agreement). As of March 31, 2025, there were $600.0 million aggregate principal amount of Term B Loan outstanding.

Other Purchase Obligations. We have certain non-cancelable contracts with vendors, licensors and others requiring us to make future cash payments. As of March 31, 2025, these purchase obligations were $839.9 million, with $317.8 million payable in the remainder of 2025.

Stock Repurchase Program. On July 30, 2024, our Board of Directors authorized the repurchase of an aggregate of up to $1.0 billion of our Class A common stock through open market purchases, privately negotiated transactions or other transactions in accordance with applicable securities laws. The Company repurchased 3.7 million shares for $142.3 million during the three months ended March 31, 2025. As of March 31, 2025, we have purchased 4.8 million shares of Class A common stock since the inception of the stock repurchase program.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(amounts in thousands)	2025	2024
Net cash provided by (used in) operating activities	$(119,016)	$(70,395)
Net cash provided by (used in) investing activities	(39,019)	(39,199)
Net cash provided by (used in) financing activities	372,823	(30,642)
Net increase (decrease) in cash and cash equivalents, restricted cash, and cash reserved for users	214,788	(140,236)
Cash and cash equivalents, restricted cash, and cash reserved for users at beginning of period	1,330,193	1,623,493
Cash and cash equivalents, restricted cash, and cash reserved for users at end of period	$1,544,981	$1,483,257
Operating Activities. Net cash used in operating activities in the three months ended March 31, 2025 was $119.0 million, compared to $70.4 million used in operating activities in the three months ended March 31, 2024, primarily from $141.7 million of cash used from changes in operating assets and liabilities from timing differences, offset by an improvement in net loss, net of non-cash items, of $93.1 million.
Investing Activities. Net cash used in investing activities during the three months ended March 31, 2025 increased by $0.2 million to $39.0 million, compared to $39.2 million in the three months ended March 31, 2024, primarily due to a decrease of $10.0 million in cash paid for gaming licenses, offset by an increase of $8.6 million in cash paid for internally developed software costs.
Financing Activities. Net cash provided by (used in) financing activities during the three months ended March 31, 2025 increased by $403.5 million to $372.8 million, compared to $30.6 million used in the three months ended March 31, 2024, primarily driven by $588.1 million of cash received from entering into the Term B Facility, partially offset by $142.3 million in treasury stock purchases under the Stock Repurchase Program, and an increase of $40.8 million of RSU withholding activity relating to tax obligations upon vesting of restricted stock units.

Commitments and Contingencies
Refer to Note 13 of our unaudited condensed consolidated financial statements included elsewhere in this Report for a summary of our commitments as of March 31, 2025.
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

During the three months ended March 31, 2025, there were no changes to the critical accounting estimates discussed in the 2024 Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in our exposure to market risk during the three months ended March 31, 2025. Refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the 2024 Annual Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

PART II. —OTHER INFORMATION
Item 1. Legal Proceedings.
The information required by this item is included in Note 13, “Commitments and Contingencies” to the consolidated financial statements, which is incorporated herein by reference.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Report are any of the risks described in the 2024 Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
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

The table below provides information with respect to repurchases of shares of our Class A common stock during the three months ended March 31, 2025:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2025 to January 31, 2025	52,837	$37.01	52,837	$949,998
February 1, 2025 to February 28, 2025	110,396	$43.41	110,396	$945,206
March 1, 2025 to March 31, 2025	3,501,117	$38.69	3,501,117	$809,748
Total	3,664,350		3,664,350

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

On March 6, 2025, the Paul Liberman 2015 Revocable Trust and the Paul Liberman 2020 Irrevocable Trust, for each of which our President, Global Technology and Product and a member of our board of directors, Paul Liberman, retains investment power, entered into a trading arrangement designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act (the “Liberman 10b5-1 Plan”). The Liberman 10b5-1 Plan provides for the sale of up to 2,661,140 shares of the Company’s Class A common stock held by the Paul Liberman 2015 Revocable Trust and 556,357 shares of the Company’s Class A common stock held by the Paul Liberman 2020 Irrevocable Trust and terminates on December 29, 2026, or earlier if all transactions under such trading arrangement are completed.

On March 14, 2025, our Chief Executive Officer and a member of our Board of Directors, Jason Robins, entered into a prepaid variable forward sale contract with an unaffiliated third-party buyer, which may constitute a non-Rule 10b5-1 trading arrangement (the “Robins PVF Contract”). The Robins PVF Contract obligates Mr. Robins to deliver to such unaffiliated third-party buyer up to an aggregate of 715,551 shares of our Class A common stock following the March 14, 2030 maturity date.

Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit Index

Exhibit No.	Description
10.1
First Amendment, dated as of March 4, 2025, to the Credit Agreement, dated as of November 7, 2024, among DraftKings Inc., DK Crown Holdings Inc., Golden Nugget Online Gaming, Inc., Jackpocket LLC, the Lenders and Issuing Banks party thereto and Morgan Stanley Senior Funding, Inc. as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 4, 2025).

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
Date: May 9, 2025
	By:	/s/ Alan W. Ellingson
Name: Alan W. Ellingson
Title: Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Erik Bradbury
Name: Erik Bradbury
Title: Chief Accounting Officer
(Principal Accounting Officer)