Form 10-Q
period 2025-06-30
DraftKings Inc.
filed 2025-08-07
CIK 1883685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2025 there were 496,470,071 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 393,013,951 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

DraftKings Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2025

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
DRAFTKINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	June 30, 2025
	(Unaudited)	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,261,969	$788,287
Restricted cash	4,616	16,499
Cash reserved for users	297,369	525,407
Receivables reserved for users	67,623	62,542
Accounts receivable	68,950	57,839
Prepaid expenses and other current assets	86,172	83,187
Total current assets	1,786,699	1,533,761
Property and equipment, net	53,214	50,550
Intangible assets, net	879,996	933,121
Goodwill	1,555,116	1,555,116
Operating lease right-of-use assets	69,066	74,917
Equity method investments	13,882	13,200
Deposits and other non-current assets	116,329	123,060
Total assets	$4,474,302	$4,283,725

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$553,162	$661,245
Liabilities to users	724,969	979,453
Operating lease liabilities, current portion	11,361	10,993
Other current liabilities	45,061	3,300
Total current liabilities	1,334,553	1,654,991
Convertible notes, net of issuance costs	1,257,751	1,256,429
Term B Loan, net of issuance costs	578,499	—
Operating lease liabilities	62,332	67,660
Warrant liabilities	14,205	22,033
Long-term income tax liabilities	84,328	76,375
Other long-term liabilities	133,006	195,611
Total liabilities	$3,464,674	$3,273,099
Commitments and contingent liabilities (Notes 5 and 13)

Stockholders’ equity:
Class A common stock, $0.0001 par value; 900,000 shares authorized as of June 30, 2025 and December 31, 2024; 520,537 and 504,722 shares issued and 496,051 and 489,071 outstanding as of June 30, 2025 and December 31, 2024, respectively	$48	$48
Class B common stock, $0.0001 par value; 900,000 shares authorized as of June 30, 2025 and December 31, 2024; 393,014 shares issued and outstanding as of June 30, 2025 and December 31, 2024	39	39
Treasury stock, at cost; 24,486 and 15,651 shares as of June 30, 2025 and December 31, 2024, respectively	(907,739)	(563,146)
Additional paid-in capital	8,197,948	7,978,425
Accumulated deficit	(6,317,156)	(6,441,228)
Accumulated other comprehensive income	36,488	36,488
Total stockholders’ equity	$1,009,628	$1,010,626
Total liabilities and stockholders’ equity	$4,474,302	$4,283,725
See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$1,512,507	$1,104,441	$2,921,313	$2,279,437
Cost of revenue	854,559	663,414	1,698,362	1,373,483
Sales and marketing	233,187	215,676	576,867	556,375
Product and technology	108,417	92,655	211,677	181,470
General and administrative	165,700	165,084	330,094	339,335
Income (loss) from operations	150,644	(32,388)	104,313	(171,226)
Other income (expense):
Interest income	12,305	14,212	21,794	29,279
Interest expense	(11,640)	(678)	(16,734)	(1,327)
Gain (loss) on remeasurement of warrant liabilities	(5,851)	9,791	(3,356)	(8,303)
Other gain (loss), net	24,459	(446)	24,481	(1,181)
Income (loss) before income tax and equity method investments	169,917	(9,509)	130,498	(152,758)
Income tax provision (benefit)	11,790	(73,570)	6,190	(73,921)
(Gain) loss from equity method investments	191	239	236	(91)
Net income (loss) attributable to common stockholders	$157,936	$63,822	$124,072	$(78,746)

Earnings (loss) per share attributable to common stockholders:
Basic	$0.32	$0.13	$0.25	$(0.17)
Diluted	$0.30	$0.10	$0.23	$(0.17)
See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock Amount	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	489,071	$48	393,014	$39	$7,978,425	$(6,441,228)	$36,488	$(563,146)	$1,010,626
Exercise of stock options	1,268	—	—	—	3,396	—	—	—	3,396
Stock-based compensation	—	—	—	—	100,380	—	—	—	100,380
Exercise of warrants	182	—	—	—	8,973	—	—	—	8,973
Purchase of treasury stock for RSU withholding	(1,519)	—	—	—	—	—	—	(74,318)	(74,318)
Restricted stock unit vesting	11,001	—	—	—	—	—	—	—	—
Purchase of treasury stock under Stock Repurchase Program	(3,664)	—	—	—	—	—	—	(142,278)	(142,278)
Net income (loss)	—	—	—	—	—	(33,864)	—	—	(33,864)
Balances at March 31, 2025	496,339	$48	393,014	$39	$8,091,174	$(6,475,092)	$36,488	$(779,742)	$872,915
Exercise of stock options	736	—	—	—	2,908	—	—	—	2,908
Stock-based compensation	—	—	—	—	89,792	—	—	—	89,792
Exercise of warrants	74	—	—	—	2,212	—	—	—	2,212
Purchase of treasury stock for RSU withholding	(780)	—	—	—	—	—	—	(27,534)	(27,534)
Shares issued under Employee Stock Purchase Plan	218	—	—	—	6,900	—	—	—	6,900
Shares issued for contingent consideration	110	—	—	—	4,962	—	—	—	4,962
Restricted stock unit vesting	2,226	—	—	—	—	—	—	—	—
Purchase of treasury stock under Stock Repurchase Program	(2,872)	—	—	—	—	—	—	(100,463)	(100,463)
Net income (loss)	—	—	—	—	—	157,936	—	—	157,936
Balances at June 30, 2025	496,051	$48	393,014	$39	$8,197,948	$(6,317,156)	$36,488	$(907,739)	$1,009,628

See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock Amount	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2023	472,697	$46	393,014	$39	$7,149,858	$(5,933,943)	$36,488	$(412,182)	$840,306
Exercise of stock options	630	—	—	—	2,857	—	—	—	2,857
Stock-based compensation	—	—	—	—	117,702	—	—	—	117,702
Exercise of warrants	1,002	—	—	—	46,181	—	—	—	46,181
Purchase of treasury stock	(782)	—	—	—	—	—	—	(33,499)	(33,499)
Restricted stock unit vesting	2,520	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	(142,568)	—	—	(142,568)
Balances at March 31, 2024	476,067	$46	393,014	$39	$7,316,598	$(6,076,511)	$36,488	$(445,681)	$830,979
Exercise of stock options	257	—	—	—	2,586	—	—	—	2,586
Stock-based compensation	—	—	—	—	93,681	—	—	—	93,681
Exercise of warrants	6	—	—	—	217	—	—	—	217
Purchase of treasury stock for RSU withholding	(631)	—	—	—	—	—	—	(24,413)	(24,413)
Restricted stock unit vesting	1,970	—	—	—	—	—	—	—	—
Shares issued in connection with business combinations	7,757	1	—	—	331,556	—	—	—	331,557
Net income (loss)	—	—	—	—	—	63,822	—	—	63,822
Balances at June 30, 2024	485,426	$47	393,014	$39	$7,744,638	$(6,012,689)	$36,488	$(470,094)	$1,298,429
See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss) attributable to common stockholders	$124,072	$(78,746)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	135,415	114,803
Non-cash interest income	(1,285)	(2,798)
Non-cash interest expense	2,224	1,327
Stock-based compensation	163,547	183,755
(Gain) loss on remeasurement of warrant liabilities	3,356	8,303
(Gain) loss from equity method investment	236	(91)
Deferred income taxes	96	(79,762)
Other non-cash (gain) loss, net	(16,422)	1,920
Change in operating assets and liabilities, net of effect of acquisitions:
Receivables reserved for users	(5,081)	73,531
Accounts receivable	(11,111)	(14,494)
Prepaid expenses and other current assets	(2,544)	(22,698)
Deposits and other non-current assets	2,759	(179)
Operating leases, net	—	168
Accounts payable and accrued expenses	(98,441)	(82,154)
Liabilities to users	(254,484)	(148,107)
Long-term income tax liability	7,953	(1,171)
Other long-term liabilities	4,615	5,387
Net cash flows provided by (used in) operating activities	$54,905	$(41,006)
Cash Flows from Investing Activities:
Purchases of property and equipment	(6,963)	(5,446)
Cash paid for internally developed software costs	(60,414)	(44,072)
Cash paid for gaming market access and licenses	(2,234)	(12,695)
Cash paid for acquisitions, net of cash acquired	—	(392,013)
Other investing activities	(4,667)	(2,308)
Net cash flows provided by (used in) investing activities	$(74,278)	$(456,534)
Cash Flows from Financing Activities:
Proceeds from Term B Loan, net	588,116	—
Repayment of Term B Loan principal	(1,500)	—
Purchase of treasury stock for RSU withholding	(101,852)	(57,912)
Purchase of treasury stock under Stock Repurchase Program	(242,741)	—
Proceeds from exercise of stock options	6,304	5,443
Proceeds from shares issued under Employee Stock Purchase Plan	6,900	—
Other financing activities	(2,093)	—
Net cash flows provided by (used in) financing activities	$253,134	$(52,469)
Net increase (decrease) in cash and cash equivalents, restricted cash, and cash reserved for users	233,761	(550,009)
Cash and cash equivalents, restricted cash, and cash reserved for users at the beginning of period	1,330,193	1,623,493
Cash and cash equivalents, restricted cash, and cash reserved for users at the end of period	$1,563,954	$1,073,484

Disclosure of cash and cash equivalents, restricted cash, and cash reserved for users
Cash and cash equivalents	$1,261,969	$815,880
Restricted cash	4,616	12,844
Cash reserved for users	297,369	244,760
Cash and cash equivalents, restricted cash, and cash reserved for users at the end of period	$1,563,954	$1,073,484

Supplemental Disclosure of Noncash Investing and Financing Activities:
Investing activities included in accounts payable and accrued expenses	$1,084	$1,709
Equity consideration issued in connection with acquisitions	$—	$331,557
Decrease of warrant liabilities from cashless exercise of warrants	$11,185	$46,398
Shares issued for contingent consideration	$4,962	$—
Supplemental Disclosure of Cash Activities:
(Decrease) increase in cash reserved for users	$(228,038)	$(96,530)
Cash paid for interest	$9,421	$—
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
In May 2018, the U.S. Supreme Court (the “Court”) struck down on constitutional grounds the Professional and Amateur Sports Protection Act of 1992, a law that prohibited most states from authorizing and regulating sports betting. As of June 30, 2025, 39 U.S. states, the District of Columbia and Puerto Rico have some form of authorized sports betting. Of those 41 jurisdictions, 33 have legalized online sports betting. 32 of those 33 jurisdictions are live, and DraftKings operates in 26 of them. As of June 30, 2025, the U.S. jurisdictions with statutes legalizing iGaming are Connecticut, Delaware, Michigan, New Jersey, Pennsylvania, Rhode Island and West Virginia.

As of June 30, 2025, we operate our Sportsbook product offering in Arizona, Colorado, Connecticut, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, North Carolina, Ohio, Oregon, Pennsylvania, Tennessee, Vermont, Virginia, Washington, D.C., West Virginia, Wyoming and Ontario, Canada, and we operate retail sportsbooks in Arizona, Colorado, Connecticut, Illinois, Iowa, Kansas, Kentucky, Louisiana, Michigan, Mississippi, New Hampshire, New Jersey, Washington and Wisconsin. As of June 30, 2025, we operate our iGaming product offering in Connecticut, Michigan, New Jersey, Pennsylvania, West Virginia and Ontario, Canada. We also have arrangements in place with land-based casinos, and other partners, to expand operations into additional states upon the passing of relevant legislation, the issuance of related regulations and the receipt of required licenses.
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

The following table summarizes the fair value of the assets acquired and liabilities assumed in connection with the consummation of the Jackpocket Transaction on the Jackpocket Closing Date:

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
Transaction Costs

For the three and six months ended June 30, 2024, the Company incurred $10.4 million and $15.3 million, respectively, in advisory, legal, accounting and management fees in connection with the Jackpocket Transaction, which were included in general and administrative expenses. There were no such costs incurred for the three and six months ended June 30, 2025.

Acquisition of Simplebet, Inc. (“Simplebet”)

On August 28, 2024, the Company entered into a definitive agreement (the “Simplebet Merger Agreement”) to acquire Simplebet, which is a leading sports betting provider of in-play micromarket content and pricing (the “Simplebet Transaction”).

On December 3, 2024 (the “Simplebet Closing Date”), DraftKings consummated the Simplebet Transaction, and, under the terms of the Simplebet Merger Agreement and subject to certain exclusions contained therein, Simplebet stockholders received approximately $36.0 million of cash consideration, approximately $45.1 million of equity consideration and additional equity contingent consideration. The present value of the equity contingent consideration of $53.5 million at the acquisition date, which is payable upon, and subject to, the achievement of certain performance targets, is included in other long term liabilities on the unaudited condensed consolidated balance sheets.

Operating results for Simplebet on and after the Simplebet Closing Date are included in the Company’s unaudited condensed consolidated statements of operations, including for the three and six months ended June 30, 2025.
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
(2)Contingent consideration of up to 3.5 million shares of DraftKings Inc.’s Class A common stock may be payable through December 31, 2026, subject to the achievement of certain future performance targets for the Company as a whole. The Company recorded a fair value estimate of the contingent consideration, as disclosed in “Note 6 – Fair Value Measurement”.

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

Transaction Costs

For the three and six months ended June 30, 2025 and June 30, 2024, the Company incurred no advisory, legal, accounting and management fees in connection with the Simplebet Transaction.

Other 2024 Acquisitions

During the year ended December 31, 2024, the Company acquired 100% of the equity interest of Sports IQ Analytics Inc. (“SIQ”) and Dijon Systems Limited (“Dijon”). SIQ and Dijon were acquired for aggregate cash payments of $28.2 million and aggregate equity consideration of $10.8 million on the respective closing dates of such acquisitions. In addition, the Company is subject to contingent consideration payments of up to $33.3 million in the aggregate for both acquisitions, subject to the achievement of certain performance targets, with a fair value estimate on each date of acquisition of $24.4 million included in other current liabilities and other long term liabilities. The Company recorded goodwill of $35.2 million, of which none will be deductible for tax purposes. In addition, the Company recorded intangible assets of $34.9 million that will be amortized over seven years as well as deferred tax liability of $7.7 million, in relation to these acquisitions.

As financial results of SIQ and Dijon are not material to the Company’s consolidated financial statements, the Company has elected to not include pro forma results.

4.Intangible Assets
Intangible Assets
As of June 30, 2025, intangible assets, net consists of the following:

	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Developed technology	3.9 years	$586,409	$(297,662)	$288,747
Internally developed software	2.3 years	406,361	(208,228)	198,133
Gaming market access and licenses	8.0 years	224,513	(78,584)	145,929
Customer relationships	5.9 years	344,002	(124,408)	219,594
Trademarks, tradenames and other	5.6 years	43,120	(16,480)	26,640
		$1,604,405	$(725,362)	$879,043
Indefinite-lived intangible assets:
Digital assets, net of impairment	Indefinite-lived	953	N/A	953
Total		$1,605,358	$(725,362)	$879,996
As of December 31, 2024, intangible assets, net consists of the following:

	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Developed technology	4.4 years	$590,231	$(260,786)	$329,445
Internally developed software	2.3 years	333,437	(166,456)	166,981
Gaming market access and licenses	8.4 years	221,479	(68,402)	153,077
Customer relationships	6.1 years	442,528	(192,055)	250,473
Trademarks, tradenames and other	5.9 years	46,253	(14,895)	31,358
		$1,633,928	$(702,594)	$931,334
Indefinite-lived intangible assets:
Digital assets, net of impairment	Indefinite-lived	1,787	N/A	1,787
Total		$1,635,715	$(702,594)	$933,121

Amortization expense was $60.8 million and $126.5 million for the three and six months ended June 30, 2025, respectively, and $56.3 million and $103.6 million for the three and six months ended June 30, 2024, respectively.
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

Revolving loans under the Revolving Credit Facility bear interest at the Company’s election at either (i) Term SOFR (as defined in the Credit Agreement), plus an applicable margin ranging from 1.75% to 2.25% depending on the Company’s Net First Lien Leverage Ratio (as defined in the Credit Agreement) or (ii) a base rate that is equal to the greatest of (a) the federal funds rate plus 0.50%, (b) the prime rate and (c) Term SOFR for a one month interest period plus 1.00%, in each case plus an additional applicable margin ranging from 0.75% to 1.25% depending on the Company’s Net First Lien Leverage Ratio. In addition, the Company is required to pay a commitment fee quarterly in arrear ranging from 0.25% to 0.375% per annum of the unused portion of the Revolving Credit Facility depending on the Company’s Net First Lien Leverage Ratio. As of June 30, 2025, the Credit Agreement provided a Revolving Credit Facility of up to $500.0 million, and there was no principal outstanding thereunder. As of June 30, 2025, $10.0 million in letters of credit were issued under the Revolving Credit Facility, with $490.0 million available for borrowing.

On March 4, 2025, the Company entered into a first amendment to the Credit Agreement, providing for a new class of incremental term loans under the Credit Agreement in an aggregate principal amount of $600.0 million (the “Term B Facility” and, such term loans, the “Term B Loan”). The Term B Facility matures on March 4, 2032, and all unpaid borrowings, together with accrued and unpaid interest thereon, are repayable on such date (unless extended in accordance with the terms of the Credit Agreement). In addition, 1.00% of the aggregate principal amount of the Term B Loan borrowed on March 4, 2025 is payable per annum in quarterly installments. In connection with the issuance of the Term B Loan, the Company incurred $11.9 million of lender fees and $3.1 million of debt financing costs, which are being amortized through the maturity date. The amortization of debt issuance costs was $0.5 million and $0.7 million for the three and six months ended June 30, 2025, respectively, which is included in interest expense on the Company’s condensed consolidated statements of operations.

Term B Loan under the Term B Facility bear interest at the Company’s election at either (i) in the case of Term SOFR Loans, Term SOFR plus an applicable margin of 1.75% per annum, or (y) in the case of ABR Term Loans, ABR plus an applicable margin of 0.75% per annum (with each of the capitalized terms used in clauses (x) and (y) as defined in the Credit Agreement). As of June 30, 2025, there were $598.5 million aggregate principal amount of Term B Loan outstanding. As of June 30, 2025, the fair value of the Term B Loan approximates the carrying value, which was calculated using the estimated or actual bids and offers of the Term B Loan in an over-the-counter market on the last business day of the period, which is a Level 1 fair value measurement.
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

Prior to September 15, 2027, the Convertible Notes will be convertible by the holder only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the Notes Maturity Date. Old DraftKings will satisfy any conversion election by paying or delivering, as the case may be, cash, shares of DraftKings Inc.’s Class A common stock or a combination of cash and shares of DraftKings Inc.’s Class A common stock. As of June 30, 2025, no conditions were met to allow for the conversion of the Convertible Notes by any holder.

In connection with the pricing of the Convertible Notes and the exercise of the over-allotment option to purchase additional notes, Old DraftKings entered into a privately negotiated capped call transaction (“Capped Call Transactions”). The Capped Call Transactions have a strike price of $94.85 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Convertible Notes. The Capped Call Transactions have an initial cap price of $135.50 per share, subject to certain adjustments. The Capped Call Transactions are expected generally to reduce potential dilution to DraftKings Inc.’s Class A common stock upon any conversion of Convertible Notes. As the transaction qualifies for equity classification, the net cost of $124.0 million incurred in connection with the Capped Call Transactions was recorded as a reduction to additional paid-in capital on the Company’s condensed consolidated balance sheets.

As of June 30, 2025, the Company’s convertible debt balance was $1,257.8 million, net of unamortized debt issuance costs of $7.2 million. The amortization of debt issuance costs was $0.7 million and $1.3 million for the three and six months ended June 30, 2025, respectively, and $0.7 million and $1.3 million for the three and six months ended June 30, 2024, respectively, which is included in interest expense on the Company’s condensed consolidated statements of operations. Although recorded at amortized cost on the Company’s condensed consolidated balance sheets, the estimated fair value of the Convertible Notes was $1,134.9 million and $1,076.9 million as of June 30, 2025 and December 31, 2024, respectively, which was calculated using the estimated or actual bids and offers of the Convertible Notes in an over-the-counter market on the last business day of the period, which is a Level 1 fair value measurement.

As of June 30, 2025, the future principal payments for the Term B Loan and Convertible Notes were as follows:

Years Ending December 31,
July 1, 2025 to December 31, 2025	$2,989
2026	5,933
2027	5,874
2028	1,270,815
2029	5,757
Thereafter	572,132
Total	$1,863,500

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
As of June 30, 2025 and December 31, 2024, the Company’s estimated contingent liability for indirect taxes was $89.4 million and $84.7 million, respectively. The estimated contingent liability for indirect taxes is recorded within other long-term liabilities on the condensed consolidated balance sheets and general and administrative expenses on the condensed consolidated statements of operations.

Warrant Liabilities
As part of the initial public offering of Diamond Eagle Acquisition Corp. (“DEAC”) on May 14, 2019 (the “IPO”), DEAC issued 13.3 million warrants each of which entitled the holder to purchase one share of DraftKings Inc.’s Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, DEAC completed the private sale of 6.3 million warrants to DEAC’s sponsor (the “Private Warrants”), each of which entitled the holder to purchase one share of DraftKings Inc.’s Class A common stock at an exercise price of $11.50 per share. As of June 30, 2025, there were no Public Warrants or Private Warrants outstanding. On April 23, 2025, the Private Warrants expired per the terms of the agreement. On May 5, 2022 (the “GNOG Closing Date”), DraftKings Inc. (formerly New Duke Holdco, Inc.) consummated the acquisition of Golden Nugget Online Gaming, Inc., a Delaware corporation, pursuant to a definitive agreement and plan of merger, dated August 9, 2021, in an all-stock transaction (the “GNOG Transaction”). On the GNOG Closing Date, in connection with the consummation of the GNOG Transaction, Old DraftKings entered into an assignment and assumption agreement (the “Old DraftKings Warrant Assignment Agreement”) with DraftKings Inc., Computershare Trust Company, N.A. and Computershare Inc. (together, “Computershare”), pursuant to which Old DraftKings assigned to DraftKings Inc. all of its rights, interests and obligations under the warrant agreement, dated as of May 10, 2019 (the “Old DraftKings Warrant Agreement”), by and between DEAC and Continental Stock Transfer & Trust Company, as warrant agent, as assumed by Old DraftKings and assigned to Computershare by that certain assignment and assumption agreement, dated as of April 23, 2020, governing Old DraftKings’ outstanding Private Warrants, on the terms and conditions set forth in the Old DraftKings Warrant Assignment Agreement. In connection with the consummation of the GNOG Transaction and pursuant to the Old DraftKings Warrant Assignment Agreement, each of the outstanding Private Warrants became exercisable for one share of DraftKings Inc. Class A common stock on the existing terms and conditions, except as otherwise described in the Old DraftKings Warrant Assignment Agreement.

In addition, on the GNOG Closing Date, in connection with the consummation of the GNOG Transaction, the Company assumed an additional 5.9 million warrants, each of which entitled the holder to purchase one share of GNOG’s Class A common stock at an exercise price of $11.50 per share (the “GNOG Private Warrants”). Effective as of the consummation of the GNOG Transaction, each of the outstanding GNOG Private Warrants became exercisable for 0.365 of a share of DraftKings Inc.’s Class A common stock, or approximately 2.1 million shares of DraftKings Inc.’s Class A common stock in the aggregate, on the existing terms and conditions of such GNOG Private Warrants, except as otherwise described in the assignment and assumption agreement relating to the GNOG Private Warrants entered into on the GNOG Closing Date. As of June 30, 2025, there were 3.0 million GNOG Private Warrants outstanding, convertible into approximately 1.1 million shares of DraftKings Inc.’s Class A common stock.

The Company classifies the Public Warrants, the Private Warrants and the GNOG Private Warrants pursuant to Accounting Standards Codification Topic 815, Derivatives and Hedging, as derivative liabilities with subsequent changes in their respective fair values recognized in its consolidated statement of operations at each reporting date. As of June 30, 2025, the fair value of the Company’s warrant liability was $14.2 million. Due to fair value changes throughout the three months ended June 30, 2025 and 2024, the Company recorded a loss on the remeasurement of its warrant liabilities of $5.9 million and a gain on the remeasurement of its warrant liabilities of $9.8 million, respectively. During the six months ended June 30, 2025 and 2024, the Company recorded a loss on the remeasurement of its warrant liabilities of $3.4 million and $8.3 million, respectively.

During the three and six months ended June 30, 2025, 0.1 million and 0.3 million Private Warrants were exercised, respectively. There were no GNOG Private Warrants exercised during the three and six months ended June 30, 2025. These Private Warrants exercises resulted in a reclassification to additional paid-in-capital in the amount of $2.2 million and $11.2 million for the three and six months ended June 30, 2025, respectively. On April 23, 2025, the Private Warrants expired per the terms of the agreement.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value as of June 30, 2025 and December 31, 2024 based on the three-tier fair value hierarchy:

	June 30, 2025
	Level 1		Level 2		Level 3		Total
Assets
Cash equivalents:
Money market funds	$278,780	(1)	$—		$—		$278,780
Other non-current assets:
Derivative instruments	—		—		7,059	(3)	7,059
Equity securities	—		13,533	(2)	—		13,533
Total	$278,780		$13,533		$7,059		$299,372

Liabilities
Other current liabilities	$—		$—		$36,028	(5)	$36,028
Warrant liabilities	—		14,205	(4)	—		14,205
Other long-term liabilities	—		—		18,541	(5)	18,541
Total	$—		$14,205		$54,569		$68,774

	December 31, 2024
	Level 1	Level 2		Level 3		Total
Assets
Other non-current assets:
Derivative instruments	$—	$—		$7,059	(3)	$7,059
Equity securities	—	13,533	(2)	—		13,533
Total	$—	$13,533		$7,059		$20,592

Liabilities
Other current liabilities	$—	$—		$3,300	(5)	$3,300
Warrant liabilities	—	22,033	(4)	—		22,033
Other long-term liabilities	—	—		74,665	(5)	74,665
Total	$—	$22,033		$77,965		$99,998

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
(3)Represents the Company’s derivative instruments held in other public and privately held entities. The Company measures these derivative instruments to fair value using option pricing models and, accordingly, classifies these assets as Level 3. There were no new Level 3 derivative instruments sold, purchased by or issued to the Company during the six months ended June 30, 2025. The table below includes a range and an average weighted by relative fair value of the significant unobservable inputs used to measure these Level 3 derivative instruments to fair value. The key inputs to the valuations are underlying stock price, volatility and risk free rate. A change in these significant unobservable inputs might result in a significantly higher or lower fair value measurement at the reporting date. Changes to fair value of these instruments are recorded in Other gain (loss), net on the condensed consolidated statements of operations in the condensed consolidated statements of cash flows.
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
(5)Represents the contingent consideration issuable to former SIQ, Dijon and Simplebet securityholders in connection with the acquisition of SIQ, the acquisition of Dijon and Simplebet Transaction upon the achievement of certain performance targets. The fair value of contingent consideration was generally calculated using customary valuation models based on probability-weighted outcomes of meeting certain future performance targets and forecasted results. The Company classified the contingent consideration liabilities as a Level 3 fair value measurement due to the lack of observable inputs used in the model. The key inputs to the valuations are the projections of future financial results in relation to the business, revenue risk premium, revenue volatility, and operational leverage ratio as well as management judgment regarding the probability of achieving a future performance target. The table below includes a range and an average weighted by relative fair value of the significant unobservable inputs used to measure contingent consideration at fair value. A change in these significant unobservable inputs might result in a significantly higher or lower fair value measurement at the reporting date. Changes to fair value of these instruments are recorded in Other (loss) gain, net on the condensed consolidated statements of operations.

	June 30, 2025	December 31, 2024
Significant Unobservable Input of Level 3 Investments	Range (Weighted Average)	Range (Weighted Average)
Revenue volatility	10.6% - 15.2% (13.2%)	17.3% - 17.7% (17.6%)
Equity volatility	45.0% - 47.1% (46.2%)	53.4% - 60.0% (55.3%)
Operational leverage ratio	65.0% - 75.0% (69.4%)	65.0% - 70.0% (66.4%)

The following table provides a roll forward of the recurring Level 3 fair value liability measurements:

Six Months Ended June 30, 2025
Balance at January 1, 2025	$77,965
Settlement of contingent consideration liabilities	(3,300)
Fair value adjustment to contingent consideration liabilities	(20,096)
Balance at June 30, 2025	$54,569

7.Revenue Recognition
Deferred Revenue

The Company includes deferred revenue within accounts payable and accrued expenses and liabilities to users in the condensed consolidated balance sheets. The deferred revenue balances were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Deferred revenue, beginning of the period	$133,700	$128,869	$166,463	$174,212
Deferred revenue, end of the period	$116,258	$117,490	$116,258	$117,490
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$114,776	$103,033	$154,413	$168,604

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

Disaggregation of revenue for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sportsbook	$997,872	$686,889	$1,879,829	$1,420,944
iGaming	429,660	350,552	853,131	720,549
Other	84,975	67,000	188,353	137,944
Total Revenue	$1,512,507	$1,104,441	$2,921,313	$2,279,437

Sportsbook revenue includes online sportsbook and retail sportsbook. Other revenue primarily includes DFS, digital lottery courier, gaming software, media and advertising revenue. The opening and closing balances of the Company’s accounts receivable from contracts with customers were $57.8 million and $69.0 million for the six months ended June 30, 2025, respectively, and $47.5 million and $65.0 million for the six months ended June 30, 2024, respectively.

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

The following table shows restricted stock unit (“RSU”) and stock option activity for the six months ended June 30, 2025:

	Options	RSUs			Total	Weighted Average Exercise Price of Options	Weighted Average FMV of RSUs
		Time Based	PSP	LTIP
Outstanding at December 31, 2024	20,775	16,253	14,506	859	52,393	$8.31	$23.75
Granted	200	6,097	1,332	—	7,629	51.27	43.18
Exercised options / vested RSUs	(2,004)	(4,395)	(8,461)	(371)	(15,231)	3.42	20.55
Change in awards due to performance multiplier	—	—	4,230	—	4,230	—	49.90
Forfeited	(6)	(849)	(267)	(68)	(1,190)	18.01	26.20
Outstanding at June 30, 2025	18,965	17,106	11,340	420	47,831	$9.28	$28.98

As of June 30, 2025, total unrecognized stock-based compensation expense of $697.3 million related to granted, and unvested stock-based compensation arrangements is expected to be recognized over a weighted-average period of 2.7 years. The following tables shows stock compensation expense for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Options	RSUs	Total	Options	RSUs	Total
Time-based (1)	$1,964	$54,629	$56,593	$7,934	$43,740	$51,674
PSP (2)	—	28,045	28,045	—	37,449	37,449
LTIP (2)	—	63	63	—	1,097	1,097
Total	$1,964	$82,737	$84,701	$7,934	$82,286	$90,220

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Options	RSUs	Total	Options	RSUs	Total
Time-based (1)	$3,900	$97,321	$101,221	$9,978	$82,797	$92,775
PSP (2)	—	61,215	61,215	—	89,801	89,801
LTIP (2)	—	1,111	1,111	—	1,179	1,179
Total	$3,900	$159,647	$163,547	$9,978	$173,777	$183,755

(1) Time-based awards vest and are expensed over a defined service period.
(2) PSP and LTIP awards vest based on defined performance criteria and are expensed based on the probability of achieving such criteria.

9.Income Taxes
The Company’s income tax provision (benefit) for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income tax provision (benefit)	$11,790	$(73,570)	$6,190	$(73,921)

The effective tax rates for the three months ended June 30, 2025 and 2024 were 6.9% and 773.6%, respectively, and the effective tax rates for the six months ended June 30, 2025 and 2024 were 4.7% and 48.4%. The difference between the Company’s effective tax rates for the three and six month periods in 2025 and 2024 and the U.S. statutory tax rate of 21% was primarily due to a valuation allowance related to the Company’s deferred tax assets, offset partially by current state tax and current foreign tax. The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized.

On July 4, 2025, the President signed into law the One Big Beautiful Bill Act (the “Act”), which introduced significant changes to the U.S. federal income tax code. The Act includes provisions affecting corporate tax rates on specified eligible income, timing of tax deductibility of depreciation, interest expense and research and development costs, and the taxation of foreign income. The effects of these changes will be recognized in the period that contains the effective date of the relevant change. We currently do not expect the Act to have a material impact on our financial statements. We will continue to evaluate the broader implications of the Act, including the potential effects of future regulatory guidance and interpretations. Additional adjustments may be required in periods subsequent to enactment as further information becomes available.

10.Segment Information
Segment Information

The Company has one consolidated operating segment. This segment provides users with Sportsbook, iGaming, DFS and digital lottery courier product offerings, media, and other online product offerings as well as the design, development and licensing of sports betting and casino gaming software for its Sportsbook and iGaming product offerings. The Company drives revenue primarily in North America and manages its business activities on a consolidated basis.

The determination of reportable operating segments is based on the Chief Operating Decision Maker’s (“CODM”) use of financial information provided for the purposes of assessing performance and making operating decisions. The Company's CODM is its Co-founder and Chief Executive Officer. The CODM uses net income (loss) to allocate resources and assess the performance of the Company by comparing actual results to historical results and previously forecasted financial information and the allocation of budget between cost of revenues, sales and marketing, product and technology, and general and administrative expenses. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets.

The accounting policies of the Company’s consolidated segment are the same as those described in “Note 2 – Summary of Significant Accounting Polices and Practices.” Any intercompany revenues or expenses are eliminated in consolidation.

The following table presents revenue, significant expenses, and net income (loss) for our consolidated segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenue	$1,512,507	$1,104,441	$2,921,313	$2,279,437
Less:
Cost of revenue: Gaming taxes	501,929	380,686	985,332	782,359
Cost of revenue: Other (1)	291,736	246,893	586,345	507,104
Adjusted sales and marketing expenses (2)	222,898	207,203	556,096	542,425
Adjusted product and technology expenses (2)	87,556	66,885	175,009	135,883
Adjusted general and administrative expenses (2)	107,744	74,807	215,257	161,309
Depreciation and amortization	65,299	61,623	135,415	114,803
Interest income	(12,305)	(14,212)	(21,794)	(29,279)
Interest expense	11,640	678	16,734	1,327
Stock-based compensation	84,701	90,220	163,547	183,755
Income tax provision (benefit)	11,790	(73,570)	6,190	(73,921)
Other segment items (3)	(18,417)	(594)	(20,890)	32,418
Consolidated net income (loss)	$157,936	$63,822	$124,072	$(78,746)

(1)Cost of revenue: Other includes all cost of revenue, other than gaming tax, presented in the condensed consolidated statements of operations, adjusted for the impact of depreciation and amortization and stock-based compensation.
(2)These items represent the respective line items in the condensed consolidated statements of operations, adjusted for the impact of depreciation and amortization; stock-based compensation; transaction-related costs; certain litigation, settlement and related costs; certain advocacy and other related legal expenses; and other expenses, as further described below.
(3)Other segment items include: (i) transaction-related costs (ii) certain external legal costs related to litigation and litigation settlement costs deemed unrelated to our ordinary-course business operations; (iii) certain costs relating to advocacy efforts and other legal expenses in jurisdictions where we do not operate certain product offerings and are actively seeking licensure, or similar approval, for those product offerings, excluding costs relating to advocacy efforts and other legal expenses in jurisdictions where we do not operate that are incurred in the ordinary course of business and costs relating to advocacy efforts and other legal expenses incurred in jurisdictions where related legislation has been passed and we currently operate; (iv) (gain) loss on remeasurement of warrant liabilities; (v) (gain) loss from equity method investments; and (vi) other items not associated with our primary offerings, such as gains or losses on contingent consideration, gain or losses on business disposals and termination-related expenses.

11.Earnings (Loss) Per Share
The computation of earnings (loss) per share and weighted-average shares of the Company’s Class A common stock outstanding for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to common stockholders – basic	$157,936	$63,822	$124,072	$(78,746)
Loss (gain) on remeasurement of warrant liabilities	(990)	(9,791)	(1,483)	—
Net income (loss) attributable to common stockholders – diluted	$156,946	$54,031	$122,589	$(78,746)
Denominator:
Weighted-average Class A common stock outstanding – basic	496,517	479,307	494,945	476,788
Weighted-average diluted impact of options and RSUs (1)	19,578	25,616	21,109	—
Weighted-average diluted impact of convertible notes (2)	13,337	13,337	13,337	—
Weighted-average diluted impact of warrant liabilities (1)	22	525	160	—
Weighted-average Class A common stock outstanding – diluted	529,454	518,785	529,551	476,788

Anti-dilutive securities excluded from the calculation of diluted earnings per share	12,697	6,308	10,649	N/A
Basic earnings per share attributable to common stockholders:	$0.32	$0.13	$0.25	$(0.17)
Diluted earnings per share attributable to common stockholders:	$0.30	$0.10	$0.23	$(0.17)
(1) Calculated using the treasury stock method
(2) Calculated using if-converted method

There were no preferred or other dividends declared for the three and six months ended June 30, 2025. The below table includes the total securities potentially dilutive for the three and six months ended June 30, 2025 and 2024, which have been excluded from the computation of diluted earnings (loss) per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Class A common stock resulting from exercise of all warrants	1,074	—	1,074	1,441
Stock Options and RSUs	22,964	22,107	20,916	56,801
Convertible notes	—	—	—	13,337
Total	24,038	22,107	21,990	71,579

The Company has contingent consideration arrangements related to business combinations as disclosed in “Note 3 – Business Combinations”. Those potential shares have been excluded from the computations and tables above as they are contingently issuable shares, and the contingency to which the issuance relates was not met at the end of the reporting period.

12.Related-Party Transactions
Equity Method Investments
The Company has committed to invest up to $17.5 million in DBDK Venture Fund I, LP and $21.0 million in DBDK Fund II, LP. Both funds are Delaware limited partnerships and are both managed by Drive by DraftKings, LLC (“DBDK”). As of June 30, 2025, the Company had invested a total of $11.9 million and none of the total commitment in DBDK Venture Fund I, LP and DBDK Fund II, LP, respectively. The Company also provides office space and general operational support to DBDK, which is partially owned by DKFS, LLC, an equity-method affiliate in which the Company has a 49.9% membership interest, in exchange for services-in-kind. The operational support is primarily general and administrative services.
Aircraft
On each of March 30, 2025 and 2024, the Company renewed a one-year lease of an aircraft from an entity controlled by Mr. Robins, pursuant to which Mr. Robins’ entity leased the aircraft to the Company for $0.6 million for a one-year period (the “Aircraft Leases”). The Company covered all operating, maintenance and other expenses associated with the aircraft. The audit and compensation committees of the Company’s Board of Directors approved this arrangement, as well as the Aircraft Leases, based on, among other things, the requirements of the overall security program that Mr. Robins and his family fly private and the committees’ assessment that such an arrangement is more efficient and flexible and better ensures safety, confidentiality and privacy. During the three and six months ended June 30, 2025, the Company incurred $0.1 million and $0.3 million of expense under the Aircraft Leases, respectively, as well as $1.1 million for upgrades related to the aircraft.

13.Commitments and Contingencies
Contractual Obligations and Contingencies
The Company is a party to several non-cancelable contracts with vendors where the Company is obligated to make future minimum payments under the terms of these contracts as follows:

Years Ending December 31,
From July 1, 2025 to December 31, 2025	$219,628
2026	217,186
2027	135,716
2028	73,256
2029	68,504
Thereafter	80,625
Total	$794,915

Surety Bonds

As of June 30, 2025, the Company has been issued $460.0 million in surety bonds at a combined annual premium cost of 0.4%, which are held for certain regulators’ use and benefit in order for the Company to satisfy state license requirements. There have been no claims against such bonds and the likelihood of future claims is remote.

Stock Repurchase Program

On July 30, 2024, the Company’s Board of Directors authorized the repurchase of an aggregate of up to $1.0 billion of the Company’s Class A common stock (the “Stock Repurchase Program”). Under the Stock Repurchase Program the Company may make repurchases of its Class A common stock through open market purchases, privately negotiated transactions or other transactions in accordance with applicable securities laws, subject to market conditions and other factors. The Company’s Stock Repurchase Program does not require it to acquire any specific number or amount of its Class A common stock and may be terminated at any time. The Company may enter into Rule 10b5-1 plans from time to time to facilitate repurchases of its Class A common stock in connection with its Stock Repurchase Program.

The Company repurchased 2.9 million shares for $100.5 million and 6.5 million shares for $242.7 million during the three and six months ended June 30, 2025, respectively, under the Stock Repurchase Program.

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

On April 16, 2018, the parties filed a notice of agreed non-suit without prejudice, and we re-filed our lawsuit against the Texas Attorney General in Travis County. On April 17, 2018, the Dallas County court granted the parties’ agreed non-suit without prejudice, thereby dismissing the Dallas County lawsuit without prejudice. FanDuel filed a petition in intervention on August 24, 2018, seeking essentially the same relief as the Company seeks. The parties filed an agreed motion to extend the scheduling order seeking, among other things, to change the non-jury trial date to January 18, 2027.

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

On December 17, 2024, the court dismissed all of Winview’s claims with respect to U.S. Patent Nos. 9,878,243 and 9,930,730. On January 6, 2025, Defendants filed a motion to dismiss Winview’s direct infringement claims for U.S. Patent No. 10,721,543 as well as Winview’s claim for willful, induced, and contributory infringement for the two remaining patents-in-suit. On July 11, 2025, the court granted the Company’s motion to dismiss without prejudice.

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

Between November 29, 2022, and February 7, 2023, the Company filed petitions for inter partes review with the PTAB challenging the validity of the Colossus Patents. The PTAB granted institution of IPRs for each of the ’341 patent, ’969 patent, and the ’822 patent. The PTAB denied institution of IPR for each of the ’516 patent, ’716 patent, ’338 patent and the ’779 patent. On September 11, 2023, the Company filed a request for Director Review of the PTAB’s decision not to institute review in the IPR for the ’779 patent. On November 7, 2023, the Director of the U.S. Patent and Trademark Office delegated Director Review of the PTAB’s institution decision in the IPR for the ’779 Patent to the Delegated Review Panel (“DRP”) to determine whether to grant rehearing. On February 21, 2024, the DRP issued a decision vacating the PTAB’s denial of institution of the IPR directed to the ’779 Patent and instructing the PTAB to reconsider institution. On May 15, 2024, the PTAB instituted the IPR directed to the ‘779 Patent. On May 9, 2025, the PTAB issued a final written decision finding all claims of the ’779 Patent that were asserted in the litigation unpatentable. On July 7, 2025, Colossus filed a Notice of Appeal in the United States Court of Appeals for the Federal Circuit, challenging the PTAB’s final written decision in the IPR directed to the ’779 Patent.

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

On July 30, 2025, the Court conducted a hearing on the plaintiff’s request for a Status Conference and a Case Management Order. The Court ordered that Plaintiff file an amended complaint, if any, ten (10) days from July 30, 2025.

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

Securities Matters Arising From DraftKings Marketplace (“Marketplace”) and Related Matters

On March 9, 2023, a putative class action was filed in Massachusetts federal court by an alleged purchaser of non-fungible tokens (“NFTs”) on the Marketplace. The complaint asserted claims for violations of federal and state securities laws against the Company and three of its officers on the grounds that, among other things, the NFTs that are sold and traded on Marketplace allegedly constituted securities that were not registered with the SEC in accordance with federal and Massachusetts law, and that Marketplace is a securities exchange that is not registered in accordance with federal and Massachusetts law. Based on these allegations, the plaintiff brought claims seeking rescissory damages and other relief on behalf of himself and a putative class of persons who purchased NFTs on Marketplace between August 11, 2021 and the present. On September 25, 2023, defendants filed a motion seeking dismissal of this action. On July 2, 2024, the district court denied the motion to dismiss. On February 26, 2025, the parties entered into a Stipulation and Agreement of Settlement subject to, among other things, court approval. On July 30, 2025, the court entered its Order and Final Judgment, among other things, certifying the settlement class, approving the settlement and dismissing the action with prejudice. We established an accrual for this matter as of December 31, 2024.

Beginning in July 2023, the Company received subpoenas from the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts (the “Massachusetts Securities Division”) seeking information concerning, among other things, Marketplace and NFTs that were sold on Marketplace, and related matters, and from the United States Securities and Exchange Commission (the “SEC”) seeking documents concerning, among other things, the blockchain on which NFTs that were sold on Marketplace were minted and digital assets and validator nodes associated with that blockchain, and related matters. On June 3, 2025, the SEC informed the Company that it concluded its inquiry. We have complied with the request by the Massachusetts Securities Division.

Any adverse outcome in the Massachusetts Securities Division matters could subject the Company to substantial damages and/or require alterations to the Company’s business. The Company cannot provide any assurance as to the outcome of the Massachusetts Securities Division matter.

The Company cannot predict with any degree of certainty the outcome of the Massachusetts Securities Division matter or determine the extent of any potential liability or damages. The Company also cannot provide an estimate of the possible loss or range of loss. Any adverse outcome in the Massachusetts Securities Division matter could expose the Company to substantial damages, penalties and/or require alterations to the Company that may have a material adverse impact on the Company’s operations and cash flows.

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

On July 12, 2024, DraftKings removed the matter to the United States District Court for the Southern District of Indiana. On August 14, 2024, DraftKings filed a motion to dismiss. On February 7, 2025, the court granted DraftKings’ motion to dismiss as to plaintiff’s DCSA claims and denied DraftKings’ motion to dismiss as to plaintiff’s breach of contract claim. The court also held that DraftKings may amend its response to plaintiff’s motion for class certification up until February 24, 2025. On February 12, 2025, McAfee filed a motion for leave to file a first amended complaint. On May 9, 2025, the court denied the motion to amend.

On November 20, 2024, plaintiff filed a motion for class certification. On December 16, 2024, DraftKings filed its opposition, and on December 24, 2024, plaintiff filed his reply. On June 11, 2025, Plaintiff filed an amended motion for class certification. On June 27, 2025, DraftKings filed an opposition, and Plaintiff filed a reply on July 7, 2025. The class certification motion remains pending.

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

Aminov

On September 30, 2024, plaintiff Nerye Aminov, individually and on behalf of others similarly situated, filed a purported class action lawsuit against DraftKings in the Supreme Court of the State of New York, County of Queens. Among other things, plaintiff alleged that the Company’s promotion that offered new customers an opportunity to earn up to 1,000 in site credits, and related advertisements were unfair or deceptive practices in violation of New York General Business Law §§ 349-350. Plaintiff also asserted claims for intentional misrepresentation, fraudulent inducement, and quasi-contract/unjust enrichment. Plaintiff seeks, among other things, injunctive relief, actual damages, punitive damages, and attorneys’ fees. Plaintiff sought to certify a nationwide class, with a New York subclass. On December 11, 2024, DraftKings removed this matter to the United States District Court for the Eastern District of New York. DraftKings filed a motion to dismiss on February 3, 2025.

On July 28, 2025, the court granted DraftKings’ motion to dismiss as to all claims with prejudice, and on July 29, 2025, judgment was entered dismissing the complaint.

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

Wan

On December 13, 2024, plaintiff Jeffrey Wan, individually and on behalf of all others similarly situated, filed a purported class action complaint against the Company in the United States District Court for the Southern District of New York. Plaintiff alleged, among other things, that the Company violated the Video Privacy Protection Act (“VPPA”) through the use of pixels and other tracking technologies on the Company’s website and mobile application in connection with the Company’s online casino games.

DraftKings filed a motion to dismiss on February 21, 2025. In response, plaintiff filed an Amended Complaint on March 14, 2025, and added a claim that the Company violated the Federal Wiretap Act. On April 28, 2025, DraftKings filed a motion to dismiss the amended complaint.

On June 20, 2025, the parties entered into a settlement agreement, and the lawsuit was thereafter dismissed.

Avila

On December 23, 2024, plaintiff Eric Avila, individually and on behalf of all others similarly situated, filed a purported class action complaint against DraftKings Inc. and DK Player Reserve LLC in the United States District Court, District of Massachusetts. Plaintiff alleged that DraftKings interfered or prevented customers from withdrawing balances from closed accounts. Plaintiff asserted claims for breach of contract, violation of Texas Deceptive Trade Practices Act, fraud, unjust enrichment, and conversion. Plaintiff sought, on behalf of himself and the purported class, damages, punitive damages and attorney fees. Plaintiff sought a nationwide class of (i) all persons whose DraftKings’ accounts were terminated by DraftKings and who were denied access to their account balances by DraftKings; and (ii) a Texas subclass of all persons in Texas whose DraftKings accounts were terminated by DraftKings and who were denied access to their account balances by DraftKings. On April 1, 2025, DraftKings filed a motion to dismiss.

On June 13, 2025, the parties entered into a settlement agreement, and the lawsuit was thereafter dismissed.

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

On March 27, 2025, DraftKings filed a motion to dismiss the complaint. In response to the motion to dismiss, on April 17, 2025, plaintiff Matthew Youngs and a second plaintiff (Jason Lombardozzi), individually and on behalf of all others similarly situated, filed a first amended purported class action complaint against DraftKings Inc. and Crown NJ Gaming Inc. dba DraftKings. In the amended complaint, the plaintiffs removed DGMB Casino and Resorts Atlantic as defendants and removed claims of negligence. In the amended complaint, the plaintiffs added new claims alleging that (i) the casino deposit match was unconscionable because it inculcated gaming addiction and (ii) the Company engaged in unconscionable conduct by targeting customers with deposit match promotions after such customers had become addicted to gaming. The court terminated the Defendants’ motion to dismiss as moot due to the plaintiffs filing an amended complaint. On May 22, 2025, DraftKings filed a motion to dismiss the amended complaint. On July 23, 2025, the court granted the motion to dismiss with prejudice regarding the unjust enrichment claim and dismissing without prejudice all other claims. Plaintiffs have until August 13, 2025 to file a further amended complaint.

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

On February 7, 2025, DraftKings removed the complaint to the United States District Court, Northern District of Illinois, Eastern Division. On April 4, 2025, DraftKings filed a motion to dismiss. In response, on May 9, 2025, Plaintiffs filed their First Amended Complaint. On June 12, 2025, DraftKings filed a motion to dismiss the First Amended Complaint. Plaintiffs filed their Opposition to the Motion to Dismiss on July 9, 2025, and DraftKings’ filed its reply on July 28, 2025.

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

Clara De Leon and Eric Mirsberger Jr.

On January 22, 2025, plaintiffs Clara De Leon and Eric Mirsberger Jr., individually and on behalf of all others similarly situated, filed a purported class action complaint (the “Original Complaint”) against DraftKings Inc. and Crown NY Gaming Inc. in the United States District Court, Southern District of New York. Among other things, plaintiffs allege that the Company’s “risk-free” and “no sweat” promotions, and the promotion that offered new customers an opportunity to earn up to

1,000 site credits as a deposit match, were unfair and misleading. Plaintiffs also allege that DraftKings targets players with gaming addiction issues, including by pairing players who bet large amounts of money with VIP hosts who, plaintiffs allege, are trained to encourage customers to place frequent and large bets. Plaintiffs brings claims for violation of the New York General Business Law sections 349 and 350, negligence, intentional misrepresentation, fraudulent inducement, unjust enrichment, and declaratory relief. Plaintiffs seek, among other things, unspecified compensatory damages, punitive damages, attorney fees and costs. Plaintiffs seek a nationwide class of (i) anyone who allegedly opted into the “risk free” or “no sweat” promotion and lost a bet (with a New York subclass); (ii) anyone who allegedly opened an account and deposited money in response to the new customer 1,000 site credit promotion (with a New York subclass); and (iii) anyone who was allegedly enticed by DraftKings’ VIP hosts to bet beyond their means (with a New York subclass). Plaintiffs also seek a declaration that DraftKings has breached agreements with Apple and Google relating to their respective app stores.

On April 8, 2025, DraftKings filed a motion to dismiss. On April 9, 2025, the court ordered plaintiffs to file an amended complaint, if any, and on May 16, 2025, Plaintiffs filed an amended putative class action complaint on behalf of Clara De Leon, Eric Mirsberger Jr., Joseph Mitchell, and Edward Mendez (the “First Amended Complaint”). In addition to the claims and theories set forth in the Original Complaint, the First Amended Complaint asserts additional causes of action, including alleged breaches of fiduciary duty and product liability claims based on theories of design defect and failure to warn. On June 20, 2025, DraftKings filed a motion to dismiss, and Plaintiffs filed their opposition on July 17, 2025. DraftKings filed its reply on August 4, 2025.

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

On May 5, 2025, DraftKings filed a motion to dismiss the complaint, which motion remains pending. On May 14, 2025, the court granted the District of Columbia’s motion to intervene. On June 16, 2025, Plaintiff filed its opposition to Defendants’ motions to dismiss; on June 23, 2025, the District of Columbia filed a brief in support of Defendants motion to dismiss; on July 7, 2025, DraftKings filed its reply in support of its motion to dismiss and Plaintiff filed its response to the District of Columbia’s brief; and on July 14, 2025, the District of Columbia filed its reply.

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

On May 7, 2025, the defendants removed the lawsuit from state court to the United States District Court for the District of Maryland (Northern Division). On June 6, 2025, the City filed a motion to remand the case to state court. On July 7, 2025, Defendants filed their opposition to the motion to remand, and Plaintiffs’ filed their reply on July 28, 2025.

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

Macek I

On April 18, 2025, plaintiffs Kenneth Macek, Matthew Harner, Avi Setton, Lionel Alicea, and Robert Walker, individually and on behalf of all others similarly situated, filed a purported class action complaint against DraftKings Inc., Crown PA Gaming Inc. dba DraftKings, and Golden Nugget Online Gaming LLC in the United States District Court, Eastern District of Pennsylvania. Among other things, plaintiffs allege that the Company’s “risk-free” and “no sweat” promotions, and the promotion that offered new customers an opportunity to earn up to 1,000 site credits as a sportsbook deposit match, as well as promotions that offered site credits in connection with a casino deposit match, were unfair, unconscionable, and misleading (collectively, the “Promotions Claims”). Plaintiffs also allege that DraftKings targets players with gaming addiction issues, including by assigning certain players with VIP hosts. Plaintiffs assert causes of action for violation of the Pennsylvania Unfair Trade Practices and Consumer Protection Law, negligence, intentional misrepresentation, failure to warn, fraudulent inducement, unjust enrichment, intentional infliction of emotional distress and conversion. Plaintiffs seek, among other things, unspecified compensatory damages, punitive damages, attorney fees and costs. Plaintiffs seek to certify a nationwide class relating to the Promotions Claims, of: of (i) anyone who participated in the casino deposit match promotion and lost part or all of their initial deposit (with a Pennsylvania subclass); (ii) anyone who allegedly opted into the “risk free” or “no sweat” promotion (with a Pennsylvania subclass); and (iii) anyone who allegedly deposited money in response to the 1,000 new customer sportsbook deposit match promotion (with a Pennsylvania subclass). Plaintiffs also seek to certify a class relating to alleged addiction claims, of (i) anyone who developed or displayed problem gaming behavior and was allegedly targeted by DraftKings’ VIP hosts or promotions or otherwise induced to game or continue to game (with a Pennsylvania subclass); and (ii) anyone who was allegedly permitted to continue gaming after self-excluding or who asked DraftKings to suspend or close their account (with a Pennsylvania subclass).

On June 24, 2025, Defendants filed a motion to dismiss. In response, on July 15, 2025, Plaintiffs filed a first amended complaint (the “First Amended Complaint”), removing Plaintiff Walker and adding new Plaintiffs Shane Spencer and Rangaraj Sadagopan. The First Amended Complaint removed all of the allegations, purported classes, and causes of actions relating to the Promotions Claims.

The First Amended Complaint only alleges claims and causes of action relating to alleged addiction matters, as follows: negligence, breach of fiduciary duty, unjust enrichment, intentional infliction of emotional distress, and strict and negligent products liability. The First Amended Complaint also contains individual claims for breach of contract and conversion based on the closure of Plaintiff Setton’s account. In the First Amended Complaint, Plaintiffs seek, among other things, unspecified compensatory damages, punitive damages, attorney fees and costs. Plaintiffs seek to certify a nationwide class of (i) anyone who developed or displayed problem gaming behavior and was allegedly targeted by DraftKings’ VIP hosts or otherwise induced to game or continue to game (with a Pennsylvania subclass); (ii) anyone who was allegedly permitted to continue gaming after asking DraftKings to suspend or close their account (with a Pennsylvania subclass); and (iii) anyone who was exposed to the allegedly dangerous design of features of DraftKings’ app and could not control their compulsive gaming (with a Pennsylvania subclass).

On July 29, 2025, DraftKings filed a motion to dismiss.

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

Macek II

On July 15, 2025 Plaintiffs Kenneth Macek, Matthew Harner, Avi Setton, Lionel Alicea, and Robert Walker, individually and on behalf of all others similarly situated, filed a purported class action complaint against DraftKings Inc., Crown PA Gaming Inc. dba DraftKings, and Golden Nugget Online Gaming LLC in the United States District Court, Eastern District of Pennsylvania. Among other things, Plaintiffs allege that the Company’s “risk-free” and “no sweat” promotions, and the promotion that offered new customers an opportunity to earn up to 1,000 site credits as a sportsbook deposit match, as well as promotions that offered site credits in connection with a casino deposit match, were unfair, unconscionable, and misleading. Plaintiffs seek, among other things, unspecified compensatory damages, punitive damages, attorney fees and costs. Plaintiffs seek to certify a nationwide class of (i) anyone who participated in DraftKings or Golden Nugget’s casino deposit match promotion and lost part or all of their initial deposit (with a Pennsylvania subclass); (ii) anyone who allegedly opted into DraftKings’ “risk free” or “no sweat” promotion and lost their bet (with a Pennsylvania subclass); and (iii) anyone who allegedly deposited money in response to DraftKings’ $1,000 new customer sportsbook deposit match promotion (with a Pennsylvania subclass). Plaintiffs bring consumer protection, fraud, and unjust enrichment claims.

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

Moore

On June 1, 2025, Plaintiffs Brandon Moore, Zhicheng Zhen, and Jonathan Smith, individually and on behalf of all others similarly situated, filed a purported class action complaint against DraftKings Inc. and Doe defendants in the United States District Court, Northern District of California. Among other things, Plaintiffs allege that DraftKings has been operating illegal online gambling platforms in California through its “Daily Fantasy Sports” and “Pick6” contests in violation of California law. Plaintiffs claim that these contests amount to unlawful lotteries, games of chance, or sports betting and that DraftKings falsely represents these services as lawful in California, including through misleading public statements and platform disclosures.

Plaintiffs bring claims under California’s Unfair Competition Law and Consumer Legal Remedies Act, and seek, among other things, injunctive relief, restitution, disgorgement, and attorneys’ fees and costs. Plaintiffs seek to represent a purported class of all California residents who allegedly placed a bet or wager on DraftKings’ alleged Daily Fantasy Sports and Pick6 gambling websites while physically located in California. On July 11, 2025, Plaintiffs filed a Notice Regarding Legal Opinion Issued By The California Attorney General enclosing an opinion from the California Attorney General (Opinion No. 23-1001) in which the California Attorney General opined that “California law prohibits the operation of daily fantasy sports games with players physically located within California.” On July 14, 2025, two other actions pending in the Northern District of California were referred sua sponte by the Court to the Judge assigned to Moore for determination on whether such actions should be related under Civil Local Rule 3-12(e) (Beltran v. FanDuel, Inc., Case No. 25-cv-5586-JSC; Head v. Underdog Sports, LLC, Case No. 25-cv-5542-JST). On July 16, the Court referred sua sponte a third pending action for the same determination (Franks v. Prize Picks, Case No. 25-cv-4916-JD). On July 24, 2025, the Court assigned to Moore held that those three actions were related to Moore and assigned all three cases to that Court.

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

Micro-Gaming

On May 9, 2025, Micro-Gaming Ventures, LLC (“Micro-Gaming”) filed suit against DraftKings Inc. in the U.S. District Court for the District of New Jersey. In the complaint, Micro-Gaming alleges that the Company infringes five patents: (1) U.S.

Patent No. 8,545,311 (“the ’311 patent”), entitled “Systems and methods for enabling remote device users to wager on micro events of games in a data network accessible gaming environment”; (2) U.S. Patent No. 8,632,392 (“the ’392 patent”), entitled “Systems and methods for enabling remote device users to wager on micro events of games in a data network accessible gaming environment”; (3) U.S. Patent No. 8,734,231 (“the ’231 patent”), entitled “Systems and methods for enabling remote device users to wager on micro events of games in a data network accessible gaming environment”; (4) U.S. Patent No. 11,783,679 (“the ’679 patent”), entitled “Location-based wagering via remote devices”; and (5) U.S. Patent No. 12,266,244 (“the ’244 patent”), entitled “Location-based wagering via remote devices” (collectively, the “Micro-Gaming Patents”). The allegations for all of the Micro-Gaming Patents are directed to the “DraftKings Sportsbook.”

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

Internal Revenue Service

The Company is currently under Internal Revenue Service audit for prior tax years, with the primary unresolved issues relating to excise taxation of fantasy sports contests and informational reporting and withholding. Certain examinations are progressing in the administrative process. The Company intends to vigorously defend its positions. The Company is unable to predict the outcome of these proceedings at this time and cannot reasonably estimate the potential loss or range of loss, if any. The final resolution of these audits, and any related proceedings, may differ from the amounts recorded in these consolidated financial statements and may materially affect the Company’s consolidated financial statements in the period or periods in which that determination is made.

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

Cautionary Statement Regarding Forward-Looking Statements
This Report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements depend upon events, risks and uncertainties that may be outside of our control. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would,” “forecast,” “propose,” and similar expressions or the negative of these words, or statements of vision, strategy or outlook, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Our historical results are not necessarily indicative of the results that may be expected for any events in the future as our business and operations are subject to a variety of risks and uncertainties, many of which are beyond our control, and, consequently, our actual results may differ materially from those projected.
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
Financial Highlights and Trends
The following table sets forth a summary of our financial results for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands, except per share amounts)	2025	2024	2025	2024
Revenue	$1,512,507	$1,104,441	$2,921,313	$2,279,437
Net Income (Loss)	157,936	63,822	124,072	(78,746)
Adjusted EBITDA (1)	300,644	127,967	403,273	150,357
Basic Earnings (Loss) Per Share	0.32	0.13	0.25	(0.17)
Diluted Earnings (Loss) Per Share	0.30	0.10	0.23	(0.17)
Adjusted Earnings (Loss) Per Share (2)	0.38	0.22	0.50	0.27

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

Revenue increased by $408.1 million and $641.9 million in the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 as a result of continued healthy customer engagement, efficient acquisition of new customers, the expansion of the Company’s Sportsbook product offering into new jurisdictions, higher structural Sportsbook hold percentage, improved promotional reinvestment for Sportsbook, and the impact of our acquisition of Jackpocket Inc. (“Jackpocket”), which was completed on May 22, 2024 (the “Jackpocket Transaction”).

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
The charts below present our average MUPs for the three and six months ended June 30, 2024 and 2025:

Average Monthly Unique Payers
(in millions)
3.1
3.3
Q2 2024
Q2 2025

Average Monthly Unique Payers
(in millions)
3.3
3.8
YTD Q2 2024
YTD Q2 2025

Average Revenue per MUP (“ARPMUP”). We define and calculate ARPMUP as the average monthly revenue, excluding revenue from gaming software services, for a reporting period, divided by the average number of MUPs for the same period. ARPMUP is a key indicator of our ability to drive usage and monetization of our product offerings. The charts below present our ARPMUP for the three and six months ended June 30, 2024 and 2025:

Average Revenue per Monthly Unique Payer
(in whole dollars)
$117
$151
Q2 2024
Q2 2025

Average Revenue per Monthly Unique Payer
(in whole dollars)
$115
$127
YTD Q2 2024
YTD Q2 2025

MUPs increased by 0.2 million or 6.5% and 0.5 million or 15.1% in the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, primarily reflecting strong unique payer retention and acquisition across our Sportsbook and iGaming product offerings and the impact of the Jackpocket Transaction. Excluding the impact of the Jackpocket Transaction, MUPs increased by 0.1 million or 4.7% and 0.3 million or 8.0% in the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024.
ARPMUP increased by $34 or 29.1% and $12 or 10.4% in the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, primarily due to structural improvement in our Sportsbook hold percentage and improved promotional reinvestment for Sportsbook. Excluding the impact of the Jackpocket Transaction, ARPMUP increased by $39 or 30.4% and $21 or 17.7% in the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024.

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

The chart below presents our Sportsbook Handle, Sportsbook Net Revenue Margin, and revenue disaggregation for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
(amounts in thousands)	2025	2024	$ Change	% Change
Sportsbook Handle	$11,474,841	$10,793,014	$681,827	6.3%
Sportsbook Revenue	997,872	686,889	310,983	45.3%
Sportsbook Net Revenue Margin	8.7%	6.4%	N/A	N/A

Sportsbook Revenue	$997,872	$686,889	$310,983	45.3%
iGaming Revenue	429,660	350,552	79,108	22.6%
Other Revenue	84,975	67,000	17,975	26.8%
Total Revenue	$1,512,507	$1,104,441	$408,066	36.9%

	Six Months Ended June 30,
(amounts in thousands)	2025	2024	$ Change	% Change
Sportsbook Handle	$25,355,232	$22,794,438	$2,560,794	11.2%
Sportsbook Revenue	1,879,829	1,420,943	458,886	32.3%
Sportsbook Net Revenue Margin	7.4%	6.2%	N/A	N/A

Sportsbook Revenue	$1,879,829	$1,420,943	$458,886	32.3%
iGaming Revenue	853,131	720,549	132,582	18.4%
Other Revenue	188,353	137,945	50,408	36.5%
Total Revenue	$2,921,313	$2,279,437	$641,876	28.2%
Sportsbook Handle increased by $681.8 million, or 6.3%, to $11.5 billion in the three months ended June 30, 2025, from $10.8 billion in the three months ended June 30, 2024, and increased by $2.6 billion, or 11.2% to $25.4 billion in the six months ended June 30, 2025, from $22.8 billion in the six months ended June 30, 2024. The increase is primarily due to MUPs increasing in 2025 as compared to 2024. The increase in MUPs was due to strong player retention and acquisition across our Sportsbook product offering.
Sportsbook Net Revenue Margin increased by 2.3 percentage points, to 8.7% in the three months ended June 30, 2025, from 6.4% in the three months ended June 30, 2024, primarily driven by higher structural Sportsbook hold percentage, sportsbook-friendly outcomes, and improved promotional reinvestment. Sportsbook Net Revenue Margin increased by 1.2 percentage points, to 7.4% in the six months ended June 30, 2025, from 6.2% in the six months ended June 30, 2024 primarily driven by higher structural hold percentage and improved promotional reinvestment, partially offset by customer-friendly sports outcomes.
iGaming revenue increased $79.1 million, or 22.6%, to $429.7 million in the three months ended June 30, 2025, from $350.6 million in the three months ended June 30, 2024, and increased by $132.6 million, or 18.4%, to $853.1 million in the six months ended June 30, 2025, from $720.5 million in the six months ended June 30, 2024. The increase is primarily due to an increase in MUPs for the product offering.
Other revenue increased $18.0 million, or 26.8%, to $85.0 million in the three months ended June 30, 2025, from $67.0 million in the three months ended June 30, 2024, and increased $50.4 million, or 36.5%, to $188.4 million in the six months ended June 30, 2025, from $137.9 million in the six months ended June 30, 2024. The increase is primarily due to the inclusion of revenue from Jackpocket. We consummated the Jackpocket Transaction on May 22, 2024.
Non-GAAP Information
This Report includes Adjusted EBITDA and Adjusted Earnings (Loss) Per Share, which are non-GAAP financial measures that we use to supplement our results presented in accordance with U.S. GAAP. We believe Adjusted EBITDA and Adjusted

Earnings (Loss) Per Share are useful in evaluating our operating performance, similar to measures reported by our publicly-listed U.S. competitors, and regularly used by security analysts, institutional investors and other interested parties in analyzing operating performance and prospects. Adjusted EBITDA and Adjusted Earnings (Loss) Per Share are not intended to be substitutes for any U.S. GAAP financial measure. As calculated, they may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry.
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
We define and calculate Adjusted Earnings (Loss) Per Share as diluted earnings (loss) per share attributable to common stockholders before the impact of amortization of acquired intangible assets; stock-based compensation; transaction-related costs; litigation, settlement and related costs; advocacy and other related legal expenses; gain or loss on remeasurement of warrant liabilities; other non-recurring and non-operating costs or income; and the tax impact of adjusting items, as described in the reconciliation below.
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

Adjusted EBITDA
The table below presents our Adjusted EBITDA reconciled to our net income (loss), which is the most directly comparable financial measure calculated in accordance with U.S. GAAP, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2025	2024	2025	2024
Net income (loss)	$157,936	$63,822	$124,072	$(78,746)
Adjusted for:
Depreciation and amortization (1)	65,299	61,623	135,415	114,803
Interest income	(12,305)	(14,212)	(21,794)	(29,279)
Interest expense	11,640	678	16,734	1,327
Income tax provision (benefit)	11,790	(73,570)	6,190	(73,921)
Stock-based compensation (2)	84,701	90,220	163,547	183,755
Transaction-related costs (3)	—	18,585	—	23,493
Litigation, settlement, and related costs (4)	—	10,804	—	20,124
Advocacy and other related legal expenses (5)	—	—	—	285
(Gain) loss on remeasurement of warrant liabilities	5,851	(9,791)	3,356	8,303
Other non-recurring costs and non-operating (income) costs (6)	(24,268)	(20,192)	(24,247)	(19,787)
Adjusted EBITDA	$300,644	$127,967	$403,273	$150,357

(1)The amounts include the amortization of acquired intangible assets of $36.4 million and $36.4 million for the three months ended June 30, 2025 and 2024, respectively, and $79.1 million and $65.7 million for the six months ended June 30, 2025 and 2024, respectively.
(2)Reflects stock-based compensation expenses resulting from the issuance of awards under incentive plans.
(3)Includes capital markets advisory, consulting, accounting and legal expenses related to the evaluation, negotiation, and consummation of transactions and offerings that are under consideration, pending, or completed, as well as integration costs related to acquisitions.

(4)Primarily includes external legal costs related to litigation and litigation settlement costs deemed unrelated to our ordinary-course business operations.
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

Adjusted Earnings (Loss) Per Share

The table below presents the Company’s Adjusted Earnings (Loss) Per Share reconciled to its diluted earnings (loss) per share attributable to common stockholders, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Diluted earnings (loss) per share attributable to common stockholders	$0.30	$0.10	$0.23	$(0.17)
Adjusted for:
Amortization of acquired intangible assets (1)	0.07	0.07	0.15	0.14
Discrete tax benefit attributed to the acquisition of Jackpocket Inc.(2)	—	(0.15)	—	(0.16)
Stock-based compensation (3)	0.16	0.17	0.31	0.39
Transaction-related costs (4)	—	0.04	—	0.05
Litigation, settlement, and related costs (5)	—	0.02	—	0.04
Advocacy and other related legal expenses (6)	—	—	—	0.00
(Gain) loss on remeasurement of warrant liabilities	0.00	0.00	0.00	0.02
Other non-recurring and non-operating costs (income)	(0.04)	(0.04)	(0.04)	(0.04)
Tax impact of adjusting items (7)	(0.11)	—	(0.16)	—
Adjusted Earnings (Loss) Per Share*	$0.38	$0.22	$0.50	$0.27
_____________
*    Weighted average diluted number of shares used to calculate Adjusted Earnings (Loss) Per Share for the three months ended June 30, 2025 and 2024 was 529.5 million and 518.8 million, respectively, and 529.6 million and 476.8 million for the six months ended June 30, 2025 and 2024, respectively; totals may not add due to rounding.

(1)The amounts include the amortization of acquired intangible assets of $36.4 million and $36.4 million for the three months ended June 30, 2025 and 2024, respectively, and $79.1 million and $65.7 million for the six months ended June 30, 2025 and 2024, respectively.
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
(5)Primarily includes external legal costs related to litigation and litigation settlement costs deemed unrelated to our ordinary-course business operations.
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
(7)Beginning in the first quarter of the 2025, the Company began applying an estimated non-GAAP effective tax rate of 25%. The non-GAAP effective tax rate reflects the non-GAAP tax provision commensurate with the Company’s level of non-GAAP profitability, which was determined after adjusting for the non-GAAP adjustments presented above and excluding the impact of changes in the valuation allowance.

Results of Operations
Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024
The following table sets forth a summary of our consolidated results of operations for the interim periods indicated, and the changes between periods:

	Three Months Ended June 30,
(amounts in thousands, except percentages)	2025	2024	$ Change	% Change
Revenue	$1,512,507	$1,104,441	$408,066	36.9%
Cost of revenue	854,559	663,414	191,145	28.8%
Sales and marketing	233,187	215,676	17,511	8.1%
Product and technology	108,417	92,655	15,762	17.0%
General and administrative	165,700	165,084	616	0.4%
Income (loss) from operations	150,644	(32,388)	183,032	565.1%
Interest income	12,305	14,212	(1,907)	(13.4)%
Interest expense	(11,640)	(678)	(10,962)	1,616.8%
Gain (loss) on remeasurement of warrant liabilities	(5,851)	9,791	(15,642)	159.8%
Other gain (loss), net	24,459	(446)	24,905	5,584.1%
Income (loss) before income tax and equity method investments	169,917	(9,509)	179,426	1,886.9%
Income tax provision (benefit)	11,790	(73,570)	85,360	116.0%
(Gain) loss from equity method investments	191	239	(48)	20.1%
Net income (loss) attributable to common stockholders	$157,936	$63,822	$94,114	147.5%
Revenue. Revenue increased by $408.1 million, or 36.9%, to $1,512.5 million in the three months ended June 30, 2025, from $1,104.4 million in the three months ended June 30, 2024. The increase was primarily attributable to our Sportsbook and iGaming product offerings, which increased $390.1 million, or 37.6%, to $1,427.5 million in the three months ended June 30, 2025, from $1,037.4 million in the three months ended June 30, 2024, due to MUPs and ARPMUPs increasing by 6.5%, and 29.1%, respectively, as compared to the three months ended June 30, 2024. The increase in MUPs was due to strong player retention and acquisition across our Sportsbook and iGaming product offerings and the Jackpocket Transaction. The increase in ARPMUP was primarily due to higher structural Sportsbook hold percentage, sportsbook-friendly outcomes, and improved promotional reinvestment.
Cost of Revenue. Cost of revenue increased $191.1 million, or 28.8%, to $854.6 million in the three months ended June 30, 2025, from $663.4 million in the three months ended June 30, 2024. The increase was primarily due to our revenue growth and an increase in our variable expenses, such as gaming taxes and payment processing fees, which increased $142.1 million and $20.7 million, respectively. The remaining increase was primarily attributable to an increase of $15.5 million in our variable platform costs resulting from additional customer activity and an increase in amortization of intangible assets of $4.5 million.

Cost of revenue as a percentage of revenue decreased by 3.6 percentage points to 56.5% in the three months ended June 30, 2025, as compared to 60.1% in the three months ended June 30, 2024, reflecting, in part, structural improvement in our Sportsbook hold rate, an improved Sportsbook Net Revenue Margin, and improved promotional reinvestment for our Sportsbook product offering, partially offset by a change in revenue mix from our more mature DFS product offering to our Sportsbook and iGaming product offerings, which, in general, produce revenue at a higher cost per revenue dollar relative to our DFS product offering.

Sales and Marketing. Sales and marketing expense increased $17.5 million, or 8.1%, to $233.2 million in the three months ended June 30, 2025, from $215.7 million in the three months ended June 30, 2024. The increase was primarily attributable to higher external marketing costs.

Product and Technology. Product and technology expense increased $15.8 million, or 17.0%, to $108.4 million in the three months ended June 30, 2025, from $92.7 million in the three months ended June 30, 2024 due to increased headcount in our product and engineering departments.

General and Administrative. General and administrative expense was consistent, increasing by $0.6 million, or 0.4%, to $165.7 million in the three months ended June 30, 2025, from $165.1 million in the three months ended June 30, 2024.

Interest Income. We recorded interest income of $12.3 million in the three months ended June 30, 2025, compared to $14.2 million in the three months ended June 30, 2024, due to fluctuations in cash balances and interest rates during the respective periods.
Interest Expense. We recorded interest expense of $11.6 million in the three months ended June 30, 2025, compared to $0.7 million in the three months ended June 30, 2024, primarily due to interest incurred on the Term B Facility.
Gain (Loss) on Remeasurement of Warrant Liabilities. We recorded a loss of $5.9 million on remeasurement of warrant liabilities in the three months ended June 30, 2025, compared to a gain of $9.8 million in the three months ended June 30, 2024, due to changes in the underlying share price of our Class A common stock.
Other Gain (Loss), net. We recorded a $24.5 million gain in the three months ended June 30, 2025, as compared to a loss of $0.4 million in the three months ended June 30, 2024. The gain was primarily attributable to the revaluation of contingent consideration for the three months ended June 30, 2025.
Income Tax Provision (Benefit). We recorded income tax expense of $11.8 million in the three months ended June 30, 2025, as compared to an income tax benefit of $73.6 million in the three months ended June 30, 2024. Although we have a cumulative three year loss position, based on our recent financial performance and our future projections, we could record a reversal of all, or a portion of the valuation allowance associated with U.S. deferred tax assets in future periods. However, any such change is subject to actual performance and other considerations that may present positive or negative evidence at the time of the assessment.

Net Income (Loss). Net income increased by $94.1 million to a net income of $157.9 million in the three months ended June 30, 2025, as compared to a net income of $63.8 million in the three months ended June 30, 2024, for the reasons discussed above.
Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
The following table sets forth a summary of our consolidated results of operations for the interim periods indicated, and the changes between periods:

	Six Months Ended June 30,
(amounts in thousands, except percentages)	2025	2024	$ Change	% Change
Revenue	$2,921,313	$2,279,437	$641,876	28.2%
Cost of revenue	1,698,362	1,373,483	324,879	23.7%
Sales and marketing	576,867	556,375	20,492	3.7%
Product and technology	211,677	181,470	30,207	16.6%
General and administrative	330,094	339,335	(9,241)	(2.7)%
Income (loss) from operations	104,313	(171,226)	275,539	160.9%
Interest income	21,794	29,279	(7,485)	(25.6)%
Interest expense	(16,734)	(1,327)	(15,407)	1,161.0%
Gain (loss) on remeasurement of warrant liabilities	(3,356)	(8,303)	4,947	59.6%
Other gain (loss), net	24,481	(1,181)	25,662	2,172.9%
Income (loss) before income tax and equity method investments	130,498	(152,758)	283,256	185.4%
Income tax provision (benefit)	6,190	(73,921)	80,111	108.4%
(Gain) loss from equity method investments	236	(91)	327	359.3%
Net income (loss) attributable to common stockholders	$124,072	$(78,746)	$202,818	257.6%

Revenue. Revenue increased by $641.9 million, or 28.2%, to $2,921.3 million in the six months ended June 30, 2025, from $2,279.4 million in the six months ended June 30, 2024. The increase was primarily attributable to our Sportsbook and iGaming product offerings, which increased $591.5 million, or 27.6%, to $2,733.0 million in the six months ended June 30, 2025, from $2,141.5 million in the six months ended June 30, 2024, due to MUPs and ARPMUPs increasing by 6.5%, and 10.4%, respectively, as compared to the six months ended June 30, 2024. The increase in MUPs was due to strong player retention and acquisition across our Sportsbook and iGaming product offerings, the expansion of our Sportsbook product offering into new jurisdictions and the Jackpocket Transaction. The increase in ARPMUP was primarily due to higher structural Sportsbook hold percentage and improved promotional reinvestment, partially offset by customer-friendly sports outcomes in the first quarter.

Cost of Revenue. Cost of revenue increased $324.9 million, or 23.7%, to $1,698.4 million in the six months ended June 30, 2025, from $1,373.5 million in the six months ended June 30, 2024. The increase was due primarily to revenue growth and an increase in our variable expenses, such as gaming taxes and payment processing fees, which increased $223.8 million and $49.8 million, respectively. The remaining increase was primarily attributable to an increase of $20.2 million in our variable platform costs resulting from additional customer activity and an increase in amortization of intangible assets of $22.8 million.

Cost of revenue as a percentage of revenue decreased by 2.2 percentage points to 58.1% in the six months ended June 30, 2025, as compared to 60.3% in the six months ended June 30, 2024, reflecting, in part, structural improvement in our Sportsbook hold rate, an improved Sportsbook Net Revenue Margin, and improved promotional reinvestment for our Sportsbook product offering, partially offset by a change in revenue mix from our more mature DFS product offering to our Sportsbook and iGaming product offerings, which, in general, produce revenue at a higher cost per revenue dollar relative to our DFS product offering.

Sales and Marketing. Sales and marketing expense increased $20.5 million, or 3.7%, to $576.9 million in the six months ended June 30, 2025, from $556.4 million in the six months ended June 30, 2024. The increase was primarily attributable to higher external marketing costs.

Product and Technology. Product and technology expense increased $30.2 million, or 16.6%, to $211.7 million in the six months ended June 30, 2025, from $181.5 million in the six months ended June 30, 2024 due to increased headcount in our product and engineering departments.

General and Administrative. General and administrative expense decreased $9.2 million, or 2.7%, to $330.1 million in the six months ended June 30, 2025, from $339.3 million in the six months ended June 30, 2024. The decrease was primarily due to an $11.0 million reduction in professional services expenses, largely attributable to transaction costs incurred during the three and six months ended June 30, 2024, which were not incurred during the corresponding periods in 2025.

Interest Income. We recorded interest income of $21.8 million in the six months ended June 30, 2025, compared to $29.3 million in the six months ended June 30, 2024, due to fluctuations in cash balances and interest rates during the respective periods.
Interest Expense. We recorded interest expense of $16.7 million in the six months ended June 30, 2025, compared to $1.3 million in the six months ended June 30, 2024, primarily due to interest incurred on the Term B Facility.
Gain (Loss) on Remeasurement of Warrant Liabilities. We recorded a loss of $3.4 million on remeasurement of warrant liabilities in the six months ended June 30, 2025, compared to a loss of $8.3 million in the six months ended June 30, 2024, due to changes in the underlying share price of our Class A common stock.
Other Gain (Loss), net. We recorded a $24.5 million gain in the six months ended June 30, 2025, as compared to a loss of $1.2 million in the six months ended June 30, 2024. The gain was primarily attributable to the revaluation of contingent consideration.
Income Tax Provision (Benefit). We recorded income tax expense of $6.2 million in the six months ended June 30, 2025, as compared to an income tax benefit of $73.9 million in the six months ended June 30, 2024. Although we have a cumulative three year loss position, based on our recent financial performance and our future projections, we could record a reversal of all, or a portion of the valuation allowance associated with U.S. deferred tax assets in future periods. However, any such change is subject to actual performance and other considerations that may present positive or negative evidence at the time of the assessment.

Net Income (Loss). Net income increased by $202.8 million to a net income of $124.1 million in the six months ended June 30, 2025, as compared to a net loss of $78.7 million in the six months ended June 30, 2024, for the reasons discussed above.

Liquidity and Capital Resources
We had $1,262.0 million in cash and cash equivalents as of June 30, 2025 (excluding restricted cash and cash reserved for users, which we segregate on behalf of our paid users for all jurisdictions and product offerings). We believe our cash on hand is sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months. We will continue to evaluate our long-term operating performance and cash needs and believe we are well positioned to continue to fund the operations of our business long-term.
Debt. In March 2021, we issued zero-coupon convertible senior notes in an aggregate principal amount of $1,265.0 million (the “Convertible Notes”). The Convertible Notes mature on March 15, 2028, subject to earlier conversion, redemption or repurchase. In connection with the pricing of the Convertible Notes and the exercise of the option to purchase additional Convertible Notes, we entered into privately negotiated capped call transactions (the “Capped Call Transactions”). The Capped Call Transactions are expected generally to reduce potential dilution to DraftKings Inc.’s Class A common stock upon any conversion of the Convertible Notes. The net cost of $124.0 million incurred to enter into the Capped Call Transactions was recorded as a reduction to additional paid-in capital on the Company’s condensed consolidated balance sheets. As of June 30, 2025, the Convertible Notes, net of issuance costs, balance was $1,257.8 million.
Revolving Credit Facility. In November 2024, we and certain of our subsidiaries entered into a credit agreement (the “Credit Agreement”) with various financial institutions, as lenders, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, providing for a senior secured revolving credit facility of up to $500.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility provides for revolving loans, swing line borrowings and letters of credit and has a maturity date of November 7, 2029. As of June 30, 2025, $10.0 million in letters of credit were issued under the Revolving Credit Facility, with $490.0 million available for borrowing.

Term Loan. In March 2025, we and certain of our subsidiaries entered into a first amendment to the Credit Agreement, which provides for a new class of incremental term loans under the Credit Agreement in an aggregate principal amount of $600.0 million (the “Term B Facility” and, such term loans, the “Term B Loan”). The Term B Facility requires principal payments in the amount of 1.00% per annum of the original aggregate principal amount of the Term B Loan payable in quarterly installments. Term B Loan bear interest at the Company’s election at either (i) in the case of Term SOFR Loans, Term SOFR plus an applicable margin of 1.75% per annum, or (ii) in the case of ABR Term Loans, ABR plus an applicable margin of 0.75% per annum (with each of the capitalized terms used in clauses (i) and (ii) as defined in the Credit Agreement). As of June 30, 2025, there was $600.0 million in aggregate principal amount of Term B Loan outstanding.

Other Purchase Obligations. We have certain non-cancelable contracts with vendors, licensors and others requiring us to make future cash payments. As of June 30, 2025, these purchase obligations were $794.9 million, with $219.6 million payable in the remainder of 2025.

Stock Repurchase Program. On July 30, 2024, our Board of Directors authorized the repurchase of an aggregate of up to $1.0 billion of our Class A common stock through open market purchases, privately negotiated transactions or other transactions in accordance with applicable securities laws. We repurchased 2.9 million shares for $100.5 million during the three months ended June 30, 2025 and 6.5 million shares and $242.7 million for the six months ended June 30, 2025. As of June 30, 2025, we have purchased 7.7 million shares of Class A common stock for $290.8 million since the inception of the stock repurchase program.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(amounts in thousands)	2025	2024
Net cash provided by (used in) operating activities	$54,905	$(41,006)
Net cash provided by (used in) investing activities	(74,278)	(456,534)
Net cash provided by (used in) financing activities	253,134	(52,469)
Net increase (decrease) in cash and cash equivalents, restricted cash, and cash reserved for users	233,761	(550,009)
Cash and cash equivalents, restricted cash, and cash reserved for users at beginning of period	1,330,193	1,623,493
Cash and cash equivalents, restricted cash, and cash reserved for users at end of period	$1,563,954	$1,073,484

Operating Activities. Net cash provided by operating activities in the six months ended June 30, 2025 was $54.9 million, compared to $41.0 million used in operating activities in the six months ended June 30, 2024, primarily from an improvement in net income, net of non-cash items, of $262.5 million for reasons discussed in Results of Operations above, offset by $166.6 million of cash used from changes in operating assets and liabilities, primarily related to a larger reduction in liabilities to users, due to timing of player activity, and a larger reduction in accounts payable due to timing of vendor payments.
Investing Activities. Net cash used in investing activities during the six months ended June 30, 2025 decreased by $382.3 million to $74.3 million, compared to $456.5 million in the six months ended June 30, 2024, primarily due to a decrease of $392.0 million in cash paid for acquisitions, net of cash required, and a decrease of $10.5 million in cash paid for gaming licenses, offset by an increase of $16.3 million in cash paid for internally developed software costs.
Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2025 increased by $305.6 million to $253.1 million, compared to $52.5 million used in the six months ended June 30, 2024, primarily driven by $588.1 million of cash received from borrowing under the Term B Facility, partially offset by $242.7 million in treasury stock purchases under the Stock Repurchase Program, and an increase of $43.9 million of RSU withholding activity relating to tax obligations upon vesting of restricted stock units.

Commitments and Contingencies
Refer to “Note 13 — Commitments and Contingencies” of our unaudited condensed consolidated financial statements included elsewhere in this Report for a summary of our commitments and contingencies as of June 30, 2025.
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
During the six months ended June 30, 2025, there were no changes to the critical accounting estimates discussed in the 2024 Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in our exposure to market risk during the six months ended June 30, 2025. Refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the 2024 Annual Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
The information required by this item is included in “Note 13 — Commitments and Contingencies” to the unaudited condensed consolidated financial statements, which is incorporated herein by reference.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On July 30, 2024, our Board of Directors authorized the repurchase of an aggregate of up to $1.0 billion of our Class A common stock through open market purchases, privately negotiated transactions or other transactions in accordance with applicable securities laws. Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our debt repayment obligations or repurchases of our debt, our stock price, and economic and market conditions. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

The table below provides information with respect to repurchases of shares of our Class A common stock during the three months ended June 30, 2025:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2025 to April 30, 2025	539,815	$33.04	539,815	$791,813
May 1, 2025 to May 31, 2025	190,947	$35.18	190,947	$785,195
June 1, 2025 to June 30, 2025	2,141,058	$35.43	2,141,058	$709,337
Total	2,871,820		2,871,820

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

On May 13, 2025, our Chief Executive Officer and a member of our Board of Directors, Jason Robins, entered into a prepaid variable forward sale contract with an unaffiliated third-party buyer, which may constitute a non-Rule 10b5-1 trading arrangement (the “Robins PVF Contract”). The Robins PVF Contract obligates Mr. Robins to deliver to such unaffiliated third-party buyer up to an aggregate of 306,997 shares of our Class A common stock following the May 13, 2030 maturity date.

On May 14, 2025, Jocelyn Moore, a member of our Board of Directors, entered into a trading arrangement designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act (the “Moore 10b5-1 Plan”). The Moore 10b5-1 Plan provides for the sale of up to 4,861 shares of the Company’s Class A common stock and terminates on August 29, 2025, or earlier if all transactions under such trading arrangement are completed.

Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit Index

Exhibit No.	Description
10.1+	Amended and Restated DraftKings Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 23, 2025).
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.1	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).

*Filed herewith.
**Furnished herewith.
+    Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DRAFTKINGS INC.
Date: August 7, 2025
	By:	/s/ Alan W. Ellingson
Name: Alan W. Ellingson
Title: Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Erik Bradbury
Name: Erik Bradbury
Title: Chief Accounting Officer
(Principal Accounting Officer)