Form 10-Q
period 2025-09-30
DraftKings Inc.
filed 2025-11-07
CIK 1883685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2025 there were 497,772,508 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 393,013,951 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

DraftKings Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2025

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
DRAFTKINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	September 30, 2025
	(Unaudited)	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,228,275	$788,287
Restricted cash	4,593	16,499
Cash reserved for users	475,319	525,407
Receivables reserved for users	55,917	62,542
Accounts receivable	65,555	57,839
Prepaid expenses and other current assets	115,370	83,187
Total current assets	1,945,029	1,533,761
Property and equipment, net	52,091	50,550
Intangible assets, net	861,041	933,121
Goodwill	1,555,116	1,555,116
Operating lease right-of-use assets	66,103	74,917
Equity method investments	19,388	13,200
Deposits and other non-current assets	125,467	123,060
Total assets	$4,624,235	$4,283,725

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$711,386	$661,245
Liabilities to users	1,022,352	979,453
Operating lease liabilities, current portion	11,464	10,993
Other current liabilities	31,130	3,300
Total current liabilities	1,776,332	1,654,991
Convertible notes, net of issuance costs	1,258,424	1,256,429
Term B Loan, net of issuance costs	577,522	—
Operating lease liabilities	59,181	67,660
Warrant liabilities	7,367	22,033
Long-term income tax liabilities	88,043	76,375
Other long-term liabilities	125,080	195,611
Total liabilities	$3,891,949	$3,273,099
Commitments and contingent liabilities (Notes 5 and 13)

Stockholders’ equity:
Class A common stock, $0.0001 par value; 900,000 shares authorized as of September 30, 2025 and December 31, 2024; 523,310 and 504,722 shares issued and 496,503 and 489,071 outstanding as of September 30, 2025 and December 31, 2024, respectively	$48	$48
Class B common stock, $0.0001 par value; 900,000 shares authorized as of September 30, 2025 and December 31, 2024; 393,014 shares issued and outstanding as of September 30, 2025 and December 31, 2024	39	39
Treasury stock, at cost; 26,807 and 15,651 shares as of September 30, 2025 and December 31, 2024, respectively	(1,010,579)	(563,146)
Additional paid-in capital	8,280,234	7,978,425
Accumulated deficit	(6,573,944)	(6,441,228)
Accumulated other comprehensive income	36,488	36,488
Total stockholders’ equity	$732,286	$1,010,626
Total liabilities and stockholders’ equity	$4,624,235	$4,283,725
See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$1,144,019	$1,095,490	$4,065,332	$3,374,927
Cost of revenue	784,079	742,434	2,482,441	2,115,917
Sales and marketing	360,370	339,943	937,237	896,318
Product and technology	114,680	103,581	326,357	285,051
General and administrative	156,780	208,126	486,874	547,461
Income (loss) from operations	(271,890)	(298,594)	(167,577)	(469,820)
Other income (expense):
Interest income (expense), net	(19,573)	8,328	(14,513)	36,280
Gain (loss) on remeasurement of warrant liabilities	4,233	21	877	(8,282)
Other gain (loss), net	16,720	(4,620)	41,201	(5,801)
Income (loss) before income tax and equity method investments	(270,510)	(294,865)	(140,012)	(447,623)
Income tax provision (benefit)	(12,065)	(1,287)	(5,875)	(75,208)
(Gain) loss from equity method investments	(1,657)	110	(1,421)	19
Net income (loss) attributable to common stockholders	$(256,788)	$(293,688)	$(132,716)	$(372,434)

Earnings (loss) per share attributable to common stockholders:
Basic and diluted	$(0.52)	$(0.60)	$(0.27)	$(0.78)
See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock Amount	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	489,071	$48	393,014	$39	$7,978,425	$(6,441,228)	$36,488	$(563,146)	$1,010,626
Exercise of stock options	1,268	—	—	—	3,396	—	—	—	3,396
Stock-based compensation	—	—	—	—	100,380	—	—	—	100,380
Exercise of warrants	182	—	—	—	8,973	—	—	—	8,973
Purchase of treasury stock for RSU withholding	(1,519)	—	—	—	—	—	—	(74,318)	(74,318)
Restricted stock unit vesting	11,001	—	—	—	—	—	—	—	—
Purchase of treasury stock under Stock Repurchase Program	(3,664)	—	—	—	—	—	—	(142,278)	(142,278)
Net income (loss)	—	—	—	—	—	(33,864)	—	—	(33,864)
Balances at March 31, 2025	496,339	$48	393,014	$39	$8,091,174	$(6,475,092)	$36,488	$(779,742)	$872,915
Exercise of stock options	736	—	—	—	2,908	—	—	—	2,908
Stock-based compensation	—	—	—	—	89,792	—	—	—	89,792
Exercise of warrants	74	—	—	—	2,212	—	—	—	2,212
Purchase of treasury stock for RSU withholding	(780)	—	—	—	—	—	—	(27,534)	(27,534)
Shares issued under Employee Stock Purchase Plan	218	—	—	—	6,900	—	—	—	6,900
Shares issued for contingent consideration	110	—	—	—	4,962	—	—	—	4,962
Restricted stock unit vesting	2,226	—	—	—	—	—	—	—	—
Purchase of treasury stock under Stock Repurchase Program	(2,872)	—	—	—	—	—	—	(100,463)	(100,463)
Net income (loss)	—	—	—	—	—	157,936	—	—	157,936
Balances at June 30, 2025	496,051	$48	393,014	$39	$8,197,948	$(6,317,156)	$36,488	$(907,739)	$1,009,628
Exercise of stock options	786	—	—	—	2,927	—	—	—	2,927
Stock-based compensation	—	—	—	—	76,754	—	—	—	76,754
Exercise of warrants	72	—	—	—	2,605	—	—	—	2,605
Purchase of treasury stock for RSU withholding	(681)	—	—	—	—	—	—	(31,628)	(31,628)
Restricted stock unit vesting	1,915	—	—	—	—	—	—	—	—
Purchase of treasury stock under Stock Repurchase Program	(1,640)	—	—	—	—	—	—	(71,212)	(71,212)
Net income (loss)	—	—	—	—	—	(256,788)	—	—	(256,788)
Balances at September 30, 2025	496,503	$48	393,014	$39	$8,280,234	$(6,573,944)	$36,488	$(1,010,579)	$732,286

See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock Amount	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2023	472,697	$46	393,014	$39	$7,149,858	$(5,933,943)	$36,488	$(412,182)	$840,306
Exercise of stock options	630	—	—	—	2,857	—	—	—	2,857
Stock-based compensation	—	—	—	—	117,702	—	—	—	117,702
Exercise of warrants	1,002	—	—	—	46,181	—	—	—	46,181
Purchase of treasury stock for RSU withholding	(782)	—	—	—	—	—	—	(33,499)	(33,499)
Restricted stock unit vesting	2,520	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	(142,568)	—	—	(142,568)
Balances at March 31, 2024	476,067	$46	393,014	$39	$7,316,598	$(6,076,511)	$36,488	$(445,681)	$830,979
Exercise of stock options	257	—	—	—	2,586	—	—	—	2,586
Stock-based compensation	—	—	—	—	93,681	—	—	—	93,681
Exercise of warrants	6	—	—	—	217	—	—	—	217
Purchase of treasury stock for RSU withholding	(631)	—	—	—	—	—	—	(24,413)	(24,413)
Restricted stock unit vesting	1,970	—	—	—	—	—	—	—	—
Shares issued in connection with business combinations	7,757	1	—	—	331,556	—	—	—	331,557
Net income (loss)	—	—	—	—	—	63,822	—	—	63,822
Balances at June 30, 2024	485,426	$47	393,014	$39	$7,744,638	$(6,012,689)	$36,488	$(470,094)	$1,298,429
Exercise of stock options	529	—	—	—	1,355	—	—	—	1,355
Stock-based compensation	—	—	—	—	90,260	—	—	—	90,260
Exercise of warrants	1	—	—	—	18	—	—	—	18
Purchase of treasury stock for RSU withholding	(598)	—	—	—	—	—	—	(20,258)	(20,258)
Restricted stock unit vesting	1,811	—	—	—	—	—	—	—	—
Purchase of treasury stock under Stock Repurchase Program	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	(293,688)	—	—	(293,688)
Balances at September 30, 2024	487,169	$47	393,014	$39	$7,836,271	$(6,306,377)	$36,488	$(490,352)	$1,076,116
See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss) attributable to common stockholders	$(132,716)	$(372,434)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	201,486	204,755
Non-cash interest (income) expense, net	1,658	27
Stock-based compensation	236,020	271,307
(Gain) loss on remeasurement of warrant liabilities	(877)	8,282
(Gain) loss from equity method investment	(1,421)	19
Loss on sale of Vegas Sports Information Network, LLC	—	5,817
Deferred income taxes	(3,521)	(80,604)
Other non-cash (gain) loss, net	(34,908)	4,632
Change in operating assets and liabilities, net of effect of acquisitions:
Receivables reserved for users	6,625	(30,955)
Accounts receivable	(17,673)	(13,792)
Prepaid expenses and other current assets	(31,722)	(20,704)
Deposits and other non-current assets	3,489	446
Accounts payable and accrued expenses	54,988	44,780
Liabilities to users	42,899	61,839
Long-term income tax liability	11,668	1,025
Other long-term liabilities	6,387	8,138
Net cash flows provided by (used in) operating activities	$342,382	$92,578
Cash Flows from Investing Activities:
Purchases of property and equipment	(11,396)	(8,148)
Cash paid for internally developed software costs	(93,432)	(71,059)
Cash paid for gaming market access and licenses	(4,343)	(14,820)
Cash paid for acquisitions, net of cash acquired	—	(392,501)
Other investing activities	(6,938)	(1,656)
Net cash flows provided by (used in) investing activities	$(116,109)	$(488,184)
Cash Flows from Financing Activities:
Proceeds from Term B Loan, net	588,116	—
Repayment of Term B Loan principal	(3,000)	—
Purchase of treasury stock for RSU withholding	(133,480)	(78,170)
Purchase of treasury stock under Stock Repurchase Program	(313,953)	—
Proceeds from exercise of stock options	9,231	6,798
Proceeds from shares issued under Employee Stock Purchase Plan	6,900	—
Other financing activities	(2,093)	—
Net cash flows provided by (used in) financing activities	$151,721	$(71,372)
Net increase (decrease) in cash and cash equivalents, restricted cash, and cash reserved for users	377,994	(466,978)
Cash and cash equivalents, restricted cash, and cash reserved for users at the beginning of period	1,330,193	1,623,493
Cash and cash equivalents, restricted cash, and cash reserved for users at the end of period	$1,708,187	$1,156,515

Disclosure of cash and cash equivalents, restricted cash, and cash reserved for users
Cash and cash equivalents	$1,228,275	$877,822
Restricted cash	4,593	13,807
Cash reserved for users	475,319	264,886
Cash and cash equivalents, restricted cash, and cash reserved for users at the end of period	$1,708,187	$1,156,515

Supplemental Disclosure of Noncash Investing and Financing Activities:
Investing activities included in accounts payable and accrued expenses	$2,959	$1,788
Equity consideration issued in connection with acquisitions	$—	$331,557
Decrease of warrant liabilities from cashless exercise of warrants	$13,790	$46,416
Shares issued for contingent consideration	$4,962	$—
Stock-based compensation capitalized to internally developed software costs	$17,466	$13,461
Supplemental Disclosure of Cash Activities:
(Decrease) increase in cash reserved for users	$(50,088)	$(76,404)
Cash paid for interest	$18,630	$—
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
In May 2018, the U.S. Supreme Court struck down on constitutional grounds the Professional and Amateur Sports Protection Act of 1992, a law that prohibited most states from authorizing and regulating sports betting. As of September 30, 2025, 39 U.S. states, the District of Columbia and Puerto Rico have some form of authorized sports betting. Of those 41 jurisdictions, 33 have legalized online sports betting. 32 of those 33 jurisdictions are live, and DraftKings operates in 26 of them. As of September 30, 2025, the U.S. jurisdictions with statutes legalizing iGaming are Connecticut, Delaware, Michigan, New Jersey, Pennsylvania, Rhode Island and West Virginia.

As of September 30, 2025, we operate our Sportsbook product offering in Arizona, Colorado, Connecticut, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, North Carolina, Ohio, Oregon, Pennsylvania, Tennessee, Vermont, Virginia, Washington, D.C., West Virginia, Wyoming and Ontario, Canada, and we operate retail sportsbooks in Arizona, Colorado, Connecticut, Illinois, Iowa, Kansas, Kentucky, Louisiana, Michigan, Mississippi, New Hampshire, New Jersey, Washington and Wisconsin. As of September 30, 2025, we operate our iGaming product offering in Connecticut, Michigan, New Jersey, Pennsylvania, West Virginia and Ontario, Canada. We also have arrangements in place with land-based casinos, and other partners, to expand operations into additional states upon the passing of relevant legislation, the issuance of related regulations and the receipt of required licenses.
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

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes—Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 modifies the rules on income tax disclosures to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The guidance also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024, with early adoption permitted. All entities are required to apply the guidance prospectively but have the option to apply it retrospectively. We are currently evaluating the impact of this standard on our income tax disclosure.

In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of income statement expenses. ASU 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for public business entities for annual periods beginning after December 15, 2026, with early adoption permitted. We are currently evaluating the impact of this standard on our disclosure of income statement expenses.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 changes the accounting for internal-use software under Accounting Standards Codification (“ASC”) 350-40. ASU 2025-06 clarifies when to begin capitalizing costs. ASU 2025-06 is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

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
The acquisition of Jackpocket allows DraftKings to participate in the U.S. digital lottery courier business with expected ancillary benefits to our Sportsbook and iGaming product offerings by enhancing customer lifetime value and customer acquisition capabilities.
Operating results for Jackpocket on and after the Jackpocket Closing Date are included in the Company’s unaudited condensed consolidated statements of operations, including for the three and nine months ended September 30, 2025.
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
Transaction Costs

For the three and nine months ended September 30, 2024, the Company incurred nil and $15.3 million, respectively, in advisory, legal, accounting and management fees in connection with the Jackpocket Transaction, which were included in general and administrative expenses. There were no such costs incurred for the three and nine months ended September 30, 2025.

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

Operating results for Simplebet on and after the Simplebet Closing Date are included in the Company’s unaudited condensed consolidated statements of operations, including for the three and nine months ended September 30, 2025.
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
(2)Contingent consideration of up to 3.5 million shares of DraftKings Inc.’s Class A common stock may be payable through December 31, 2026, subject to the achievement of certain future performance targets for the Company as a whole. The Company recorded a fair value estimate of the contingent consideration, as disclosed in “Note 6 – Fair Value Measurement.”

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

Transaction Costs

For the three and nine months ended September 30, 2024, the Company incurred $2.7 million of advisory, legal, accounting and management fees in connection with the Simplebet Transaction. There were no such costs incurred for the three and nine months ended September 30, 2025.

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

4.Intangible Assets
As of September 30, 2025, intangible assets, net consists of the following:

	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Developed technology	3.7 years	$586,409	$(318,010)	$268,399
Internally developed software	2.3 years	443,944	(231,909)	212,035
Gaming market access and licenses	7.7 years	229,490	(83,827)	145,663
Customer relationships	5.7 years	344,000	(134,367)	209,633
Trademarks, tradenames and other	5.3 years	43,120	(17,809)	25,311
Total		$1,646,963	$(785,922)	$861,041
As of December 31, 2024, intangible assets, net consists of the following:

	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Developed technology	4.4 years	$590,231	$(260,786)	$329,445
Internally developed software	2.3 years	333,437	(166,456)	166,981
Gaming market access and licenses	8.4 years	221,479	(68,402)	153,077
Customer relationships	6.1 years	442,528	(192,055)	250,473
Trademarks, tradenames and other	5.9 years	46,253	(14,895)	31,358
		$1,633,928	$(702,594)	$931,334
Indefinite-lived intangible assets:
Digital assets, net of impairment	Indefinite-lived	1,787	N/A	1,787
Total		$1,635,715	$(702,594)	$933,121

Amortization expense was $60.6 million and $187.1 million for the three and nine months ended September 30, 2025, respectively, and $84.6 million and $188.2 million for the three and nine months ended September 30, 2024, respectively.
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

Revolving loans under the Revolving Credit Facility bear interest at the Company’s election at either (i) Term SOFR (as defined in the Credit Agreement), plus an applicable margin ranging from 1.75% to 2.25% depending on the Company’s Net First Lien Leverage Ratio (as defined in the Credit Agreement) or (ii) a base rate that is equal to the greatest of (a) the federal funds rate plus 0.50%, (b) the prime rate and (c) Term SOFR for a one month interest period plus 1.00%, in each case plus an additional applicable margin ranging from 0.75% to 1.25% depending on the Company’s Net First Lien Leverage Ratio. In addition, the Company is required to pay a commitment fee quarterly in arrear ranging from 0.25% to 0.375% per annum of the unused portion of the Revolving Credit Facility depending on the Company’s Net First Lien Leverage Ratio. As of September 30, 2025, the Credit Agreement provided a Revolving Credit Facility of up to $500.0 million, and there was no principal outstanding thereunder. As of September 30, 2025, $10.0 million in letters of credit were issued under the Revolving Credit Facility, with $490.0 million available for borrowing.

On March 4, 2025, the Company entered into a first amendment to the Credit Agreement, providing for a new class of incremental term loans under the Credit Agreement in an aggregate principal amount of $600.0 million (the “Term B Facility” and, such term loans, the “Term B Loan”). The Term B Facility matures on March 4, 2032, and all unpaid borrowings, together with accrued and unpaid interest thereon, are repayable on such date (unless extended in accordance with the terms of the Credit Agreement). In addition, 1.00% of the aggregate principal amount of the Term B Loan borrowed on March 4, 2025 is payable per annum in quarterly installments. In connection with the borrowing of the Term B Loan, the Company incurred $11.9 million of lender fees and $3.1 million of debt financing costs, which are being amortized through the maturity date. The amortization of debt issuance costs was $0.5 million and $1.2 million for the three and nine months ended September 30, 2025, respectively, which is included in Interest income (expense), net on the Company’s condensed consolidated statements of operations.

The Term B Loan under the Term B Facility bears interest at the Company’s election at either (x) in the case of Term SOFR Loans, Term SOFR plus an applicable margin of 1.75% per annum, or (y) in the case of ABR Term Loans, ABR plus an applicable margin of 0.75% per annum (with each of the capitalized terms used in clauses (x) and (y) as defined in the Credit Agreement). As of September 30, 2025, the aggregate principal amount of Term B Loan outstanding was $597.0 million. As of September 30, 2025, the fair value of the Term B Loan approximates the carrying value, which was calculated using the estimated or actual bids and offers of the Term B Loan in an over-the-counter market on the last business day of the period, which is a Level 1 fair value measurement.
The performance of the Company’s obligations under the Credit Agreement is secured by a first-priority security interest on substantially all of its assets. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including dividend restrictions, a public corporate credit rating requirement for so long as any Term B Loan are outstanding, and, with respect to the Revolving Credit Facility only, a financial covenant that the Company is required to maintain a Net First Lien Leverage Ratio not to exceed 4.50:1.00, which is tested only if the aggregate amount of (i) revolving loans outstanding and (ii) letters of credit outstanding under the Revolving Credit Facility in excess of a specified threshold (unless cash collateralized) is in excess of 40% of the total commitments under the Revolving Credit Facility. As of September 30, 2025, the Company was not required to test the covenant as the aggregate amount of the revolving loans outstanding and the letters of credit outstanding did not exceed 40% of the total commitments under the Revolving Credit Facility.
Convertible Notes and Capped Call Transactions
In March 2021, DraftKings Holdings Inc. (formerly DraftKings Inc.), a Nevada corporation (“Old DraftKings”), issued zero-coupon convertible senior notes in an aggregate principal amount of $1,265.0 million, which includes proceeds from the full exercise of the over-allotment option (collectively, the “Convertible Notes”). The Convertible Notes will mature on March 15, 2028 (the “Notes Maturity Date”), subject to earlier conversion, redemption or repurchase. In connection with the issuance of the Convertible Notes, Old DraftKings incurred $17.0 million of lender fees and $1.7 million of debt financing costs, which are being amortized through the Notes Maturity Date. The amortization of debt issuance costs was $0.7 million and $2.0 million for the three and nine months ended September 30, 2025, respectively, and $0.7 million and $2.0 million for the three and nine months ended September 30, 2024, respectively, which is included in Interest income (expense), net on the Company’s condensed consolidated statements of operations. The Convertible Notes represent senior unsecured obligations of Old DraftKings, which are being amortized through the Notes Maturity Date.

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

Prior to September 15, 2027, the Convertible Notes will be convertible by the holder only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the Notes Maturity Date. Old DraftKings will satisfy any conversion election by paying or delivering, as the case may be, cash, shares of DraftKings Inc.’s Class A common stock or a combination of cash and shares of DraftKings Inc.’s Class A common stock. As of September 30, 2025, no conditions were met to allow for the conversion of the Convertible Notes by any holder.

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

As of September 30, 2025, the Company’s convertible debt balance was $1,258.4 million, net of unamortized debt issuance costs of $6.6 million. Although recorded at amortized cost on the Company’s condensed consolidated balance sheets, the estimated fair value of the Convertible Notes was $1,137.5 million and $1,076.9 million as of September 30, 2025 and December 31, 2024, respectively, which was calculated using the estimated or actual bids and offers of the Convertible Notes in an over-the-counter market on the last business day of the period, which is a Level 1 fair value measurement.

As of September 30, 2025, the future principal payments for the Term B Loan and Convertible Notes were as follows:

Years Ending December 31,
October 1, 2025 to December 31, 2025	$1,493
2026	5,933
2027	5,874
2028	1,270,815
2029	5,757
Thereafter	572,132
Total	$1,862,004

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
As of September 30, 2025 and December 31, 2024, the Company’s estimated contingent liability for indirect taxes was $91.3 million and $84.7 million, respectively. The estimated contingent liability for indirect taxes is recorded within other long-term liabilities on the condensed consolidated balance sheets and general and administrative expenses on the condensed consolidated statements of operations.

Warrant Liabilities
As part of the initial public offering of Diamond Eagle Acquisition Corp. (“DEAC”) on May 14, 2019 (the “IPO”), DEAC issued 13.3 million warrants each of which entitled the holder to purchase one share of DraftKings Inc.’s Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, DEAC completed the private sale of 6.3 million warrants to DEAC’s sponsor (the “Private Warrants”), each of which entitled the holder to purchase one share of DraftKings Inc.’s Class A common stock at an exercise price of $11.50 per share. As of September 30, 2025, there were no Public Warrants or Private Warrants outstanding. On April 23, 2025, the Private Warrants expired per the terms of the agreement. On May 5, 2022 (the “GNOG Closing Date”), DraftKings Inc. (formerly New Duke Holdco, Inc.) consummated the acquisition of Golden Nugget Online Gaming, Inc., a Delaware corporation, pursuant to a definitive agreement and plan of merger, dated August 9, 2021, in an all-stock transaction (the “GNOG Transaction”). On the GNOG Closing Date, in connection with the consummation of the GNOG Transaction, Old DraftKings entered into an assignment and assumption agreement (the “Old DraftKings Warrant Assignment Agreement”) with DraftKings Inc., Computershare Trust Company, N.A. and Computershare Inc. (together, “Computershare”), pursuant to which Old DraftKings assigned to DraftKings Inc. all of its rights, interests and obligations under the warrant agreement, dated as of May 10, 2019 (the “Old DraftKings Warrant Agreement”), by and between DEAC and Continental Stock Transfer & Trust Company, as warrant agent, as assumed by Old DraftKings and assigned to Computershare by that certain assignment and assumption agreement, dated as of April 23, 2020, governing Old DraftKings’ outstanding Private Warrants, on the terms and conditions set forth in the Old DraftKings Warrant Assignment Agreement. In connection with the consummation of the GNOG Transaction and pursuant to the Old DraftKings Warrant Assignment Agreement, each of the outstanding Private Warrants became exercisable for one share of DraftKings Inc. Class A common stock on the existing terms and conditions, except as otherwise described in the Old DraftKings Warrant Assignment Agreement.

In addition, on the GNOG Closing Date, in connection with the consummation of the GNOG Transaction, the Company assumed an additional 5.9 million warrants, each of which entitled the holder to purchase one share of GNOG’s Class A common stock at an exercise price of $11.50 per share (the “GNOG Private Warrants”). Effective as of the consummation of the GNOG Transaction, each of the outstanding GNOG Private Warrants became exercisable for 0.365 of a share of DraftKings Inc.’s Class A common stock, or approximately 2.1 million shares of DraftKings Inc.’s Class A common stock in the aggregate, on the existing terms and conditions of such GNOG Private Warrants, except as otherwise described in the assignment and assumption agreement relating to the GNOG Private Warrants entered into on the GNOG Closing Date. As of September 30, 2025, there were 2.7 million GNOG Private Warrants outstanding, convertible into approximately 1.0 million shares of DraftKings Inc.’s Class A common stock. The remaining GNOG Private Warrants were exercised in October 2025.

The Company classifies the Public Warrants, the Private Warrants and the GNOG Private Warrants pursuant to ASC Topic 815, Derivatives and Hedging, as derivative liabilities with subsequent changes in their respective fair values recognized in the Company’s consolidated statement of operations at each reporting date. As of September 30, 2025, the fair value of the Company’s warrant liability was $7.4 million. Due to fair value changes throughout the three months ended September 30, 2025 and 2024, the Company recorded a gain on the remeasurement of its warrant liabilities of $4.2 million and a nominal gain on the remeasurement of its warrant liabilities, respectively. During the nine months ended September 30, 2025 and 2024, the Company recorded a gain on the remeasurement of its warrant liabilities of $0.9 million and a loss on the remeasurement of its warrant liabilities of $8.3 million, respectively.

During the three months ended September 30, 2025, no Private Warrants were exercised, as all such warrants had expired on April 23, 2025, and 0.2 million GNOG Private Warrants were exercised. These exercises resulted in a reclassification to additional paid-in-capital in the amount of $2.6 million. During the nine months ended September 30, 2025, 0.3 million Private Warrants and 0.2 million GNOG Private Warrants were exercised. These exercises resulted in a reclassification to additional paid-in-capital in the amount of $13.8 million.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value as of September 30, 2025 and December 31, 2024 based on the three-tier fair value hierarchy:

	September 30, 2025
	Level 1		Level 2		Level 3		Total
Assets
Cash equivalents:
Money market funds	$281,729	(1)	$—		$—		$281,729
Other non-current assets:
Derivative instruments	—		—		7,059	(3)	7,059
Equity securities	—		13,533	(2)	—		13,533
Total	$281,729		$13,533		$7,059		$302,321

Liabilities
Other current liabilities	$—		$—		$21,447	(5)	$21,447
Warrant liabilities	—		7,367	(4)	—		7,367
Other long-term liabilities	—		—		15,322	(5)	15,322
Total	$—		$7,367		$36,769		$44,136

	December 31, 2024
	Level 1	Level 2		Level 3		Total
Assets
Other non-current assets:
Derivative instruments	$—	$—		$7,059	(3)	$7,059
Equity securities	—	13,533	(2)	—		13,533
Total	$—	$13,533		$7,059		$20,592

Liabilities
Other current liabilities	$—	$—		$3,300	(5)	$3,300
Warrant liabilities	—	22,033	(4)	—		22,033
Other long-term liabilities	—	—		74,665	(5)	74,665
Total	$—	$22,033		$77,965		$99,998

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
(3)Represents the Company’s derivative instruments held in other public and privately held entities. The Company measures these derivative instruments to fair value using option pricing models and, accordingly, classifies these assets as Level 3. There were no new Level 3 derivative instruments sold, purchased by or issued to the Company during the nine months ended September 30, 2025. The table below includes a range and an average weighted by relative fair value of the significant unobservable inputs used to measure these Level 3 derivative instruments to fair value. The key inputs to the valuations are underlying stock price, volatility and risk free rate. A change in these significant unobservable inputs might result in a significantly higher or lower fair value measurement at the reporting date. Changes to fair value of these instruments are recorded in Other gain (loss), net on the condensed consolidated statements of operations.
(4)The Company measures the Private Warrants and the GNOG Private Warrants to fair value using a binomial lattice model or a Black-Scholes model, where appropriate, with the significant assumptions being observable inputs and, accordingly, classifies these liabilities as Level 2. Key assumptions used in the valuation of the Private Warrants and the GNOG Private Warrants include term, risk free rate and volatility.
(5)Represents the contingent consideration issuable to former SIQ, Dijon and Simplebet securityholders in connection with the acquisition of SIQ, the acquisition of Dijon and the Simplebet Transaction upon the achievement of certain performance targets. The fair value of contingent consideration was generally calculated using customary valuation models based on probability-weighted outcomes of meeting certain future performance targets and forecasted results. The Company classified the contingent consideration liabilities as a Level 3 fair value measurement due to the lack of observable inputs used in the model. The key inputs to the valuations are the projections of future financial results in relation to the business, revenue risk premium, revenue volatility, and operational leverage ratio as well as management judgment regarding the probability of achieving a future performance target. The table below includes a range and an average weighted by relative fair value of the significant unobservable inputs used to measure contingent consideration at fair value. A change in these significant unobservable inputs might result in a significantly higher or lower fair value measurement at the reporting date. Changes to fair value of these instruments are recorded in Other gain (loss), net on the condensed consolidated statements of operations.

	September 30, 2025	December 31, 2024
Significant Unobservable Inputs of Level 3 Investments	Range (Weighted Average)	Range (Weighted Average)
Revenue volatility	10.6% - 14.5% (12.2%)	17.3% - 17.7% (17.6%)
Equity volatility	45.0% - 45.4% (45.2%)	53.4% - 60.0% (55.3%)
Operational leverage ratio	65.0% - 75.0% (70.8%)	65.0% - 70.0% (66.4%)

The following table provides a roll forward of the recurring Level 3 fair value liability measurements:

Balance at December 31, 2024	$77,965
Settlement of contingent consideration liabilities	(3,300)
Fair value adjustment to contingent consideration liabilities	(37,896)
Balance at September 30, 2025	$36,769

7.Revenue Recognition
Deferred Revenue

The Company includes deferred revenue within accounts payable and accrued expenses and liabilities to users in the condensed consolidated balance sheets. The deferred revenue balances were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Deferred revenue, beginning of the period	$116,258	$117,490	$166,463	$174,212
Deferred revenue, end of the period	$178,112	$179,019	$178,112	$179,019
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$93,466	$81,146	$149,282	$169,402

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

Disaggregation of revenue for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sportsbook	$596,119	$656,920	$2,475,948	$2,077,864
iGaming	451,300	361,460	1,304,431	1,082,009
Other	96,600	77,110	284,953	215,054
Total Revenue	$1,144,019	$1,095,490	$4,065,332	$3,374,927

Sportsbook revenue includes online sportsbook and retail sportsbook revenue. Other revenue primarily includes DFS, digital lottery courier, gaming software, media and advertising revenue. Beginning in the three month period ended September 30, 2025, other revenue also includes interest income on customer deposits. Although such income does not directly arise from contracts with customers, it is presented within revenue as these funds are critical components of providing our product offerings to customers, and therefore the cash inflows from interest are directly associated with the Company’s ongoing revenue-generating activities. Interest income included in other revenue for the three and nine month periods ended September 30, 2025 was $20.2 million, of which $12.7 million relates to the six month period ended June 30, 2025. Prior period amounts were not material. The opening and closing balances of the Company’s accounts receivable from contracts with customers were $57.8 million and $65.6 million for the nine months ended September 30, 2025, respectively, and $47.5 million and $64.4 million for the nine months ended September 30, 2024, respectively.

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

The following table shows restricted stock unit (“RSU”) and stock option activity for the nine months ended September 30, 2025:

	Options	RSUs			Total	Weighted Average Exercise Price of Options	Weighted Average FMV of RSUs
		Time Based	PSP	LTIP
Outstanding at December 31, 2024	20,775	16,253	14,506	859	52,393	$8.31	$23.75
Granted	200	6,681	1,332	—	8,213	51.27	43.26
Exercised options / vested RSUs	(2,790)	(6,310)	(8,461)	(371)	(17,932)	3.50	21.56
Change in awards due to performance multiplier	—	—	4,230	—	4,230	—	49.90
Forfeited	(10)	(1,160)	(440)	(75)	(1,685)	17.66	26.31
Outstanding at September 30, 2025	18,175	15,464	11,167	413	45,219	$9.52	$29.38

As of September 30, 2025, total unrecognized stock-based compensation expense of $624.3 million related to granted, and unvested stock-based compensation arrangements is expected to be recognized over a weighted-average period of 2.6 years. The following tables show stock-based compensation expense for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Options	RSUs	Total	Options	RSUs	Total
Time-based (1)	$1,908	$53,296	$55,204	$1,632	$45,073	$46,705
PSP (2)	—	15,982	15,982	—	38,814	38,814
LTIP (2)	—	1,287	1,287	—	2,033	2,033
Total	$1,908	$70,565	$72,473	$1,632	$85,920	$87,552

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Options	RSUs	Total	Options	RSUs	Total
Time-based (1)	$5,808	$150,617	$156,425	$11,610	$127,870	$139,480
PSP (2)	—	77,197	77,197	—	128,615	128,615
LTIP (2)	—	2,398	2,398	—	3,212	3,212
Total	$5,808	$230,212	$236,020	$11,610	$259,697	$271,307

(1) Time-based awards vest and are expensed over a defined service period.
(2) PSP and LTIP awards vest based on defined performance criteria and are expensed based on the probability of achieving such criteria.

9.Income Taxes
The Company’s income tax provision (benefit) for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income tax provision (benefit)	$(12,065)	$(1,287)	$(5,875)	$(75,208)

The effective tax rates for the three months ended September 30, 2025 and 2024 were 4.5% and 0.4%, respectively, and the effective tax rates for the nine months ended September 30, 2025 and 2024 were 4.2% and 16.8%, respectively. The difference between the Company’s effective tax rates for the three and nine month periods in 2025 and 2024 and the U.S. statutory tax rate of 21% was primarily due to a valuation allowance related to the Company’s deferred tax assets, offset partially by current state tax and current foreign tax. The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted. Key income tax-related provisions of the OBBBA include the repeal of mandatory capitalization of research and development expenditures under Internal Revenue Code (“IRC”) Section 174 (reinstating full expensing beginning in 2025), extension of bonus depreciation, and revisions to international tax regimes. The company recognized the income tax effects of the OBBBA in its third quarter 2025 financial statements. Due to the valuation allowance, the OBBBA does not have a material impact on the financial statements.

10.Segment Information
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

The following table presents revenue, significant expenses, and net income (loss) for our consolidated segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenue	$1,144,019	$1,095,490	$4,065,332	$3,374,927
Less:
Cost of revenue: Gaming taxes	455,449	397,018	1,440,781	1,179,377
Cost of revenue: Other (1)	268,059	260,462	854,404	767,566
Adjusted sales and marketing expenses (2)	350,890	328,514	906,986	870,939
Adjusted product and technology expenses (2)	92,320	78,767	267,329	214,650
Adjusted general and administrative expenses (2)	103,788	89,233	319,045	250,542
Depreciation and amortization	66,071	89,952	201,486	204,755
Interest (income) expense, net	19,573	(8,328)	14,513	(36,280)
Stock-based compensation	72,473	87,552	236,020	271,307
Income tax provision (benefit)	(12,065)	(1,287)	(5,875)	(75,208)
Other segment items (3)	(15,751)	67,295	(36,641)	99,713
Consolidated net income (loss)	$(256,788)	$(293,688)	$(132,716)	$(372,434)

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
(3)Other segment items include: (i) transaction-related costs; (ii) certain external legal costs related to litigation and litigation settlement costs deemed unrelated to our ordinary-course business operations; (iii) certain costs relating to advocacy efforts and other legal expenses in jurisdictions where we do not operate certain product offerings and are actively seeking licensure, or similar approval, for those product offerings, excluding costs relating to advocacy efforts and other legal expenses in jurisdictions where we do not operate that are incurred in the ordinary course of business and costs relating to advocacy efforts and other legal expenses incurred in jurisdictions where related legislation has been passed and we currently operate; (iv) (gain) loss on remeasurement of warrant liabilities; (v) (gain) loss from equity method investments; and (vi) other items not associated with our primary offerings, such as gains or losses on contingent consideration, gain or losses on business disposals and termination-related expenses.

11.Earnings (Loss) Per Share
The computation of earnings (loss) per share and weighted-average shares of the Company’s Class A common stock outstanding for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) attributable to common stockholders	$(256,788)	$(293,688)	$(132,716)	$(372,434)
Basic and diluted weighted-average common shares outstanding	496,639	486,219	495,522	479,981
Earnings (loss) per share attributable to common stockholders:
Basic and diluted	$(0.52)	$(0.60)	$(0.27)	$(0.78)

There were no preferred or other dividends declared for the three and nine months ended September 30, 2025. The below table includes the total securities potentially dilutive for the three and nine months ended September 30, 2025 and 2024, which have been excluded from the computation of diluted earnings (loss) per share.

	September 30,
	2025	2024
Class A common stock resulting from exercise of all warrants	1,001	1,441
Stock Options and RSUs	45,219	54,423
Convertible notes	13,337	13,337
Total	59,557	69,201

The Company has contingent consideration arrangements related to business combinations as disclosed in “Note 3 – Business Combinations.” Those potential shares have been excluded from the computations and tables above as they are contingently issuable shares, and the contingency to which the issuance relates was not met at the end of the reporting period.

12.Related-Party Transactions
Equity Method Investments
The Company has committed to invest up to $17.5 million in DBDK Venture Fund I, LP, in which the Company holds a 28.6% ownership interest, and $21.0 million in DBDK Fund II, LP, in which the Company holds a 35.0% ownership interest. Both funds are Delaware limited partnerships and are both managed by Drive by DraftKings, LLC (“DBDK”). As of September 30, 2025, the Company had invested a total of $12.7 million and none of the total commitment in DBDK Venture Fund I, LP and DBDK Fund II, LP, respectively. The Company also provides office space and general operational support to DBDK, which is partially owned by DKFS, LLC, an equity-method affiliate in which the Company has a 49.9% membership interest, in exchange for services-in-kind. The operational support is primarily general and administrative services.
Aircraft
On each of March 30, 2025 and 2024, the Company renewed a one-year lease of an aircraft from an entity controlled by Mr. Robins, pursuant to which Mr. Robins’ entity leased the aircraft to the Company for $0.6 million for a one-year period (the “Aircraft Leases”). The Company covered all operating, maintenance and other expenses associated with the aircraft. The audit and compensation committees of the Company’s Board of Directors approved this arrangement, as well as the Aircraft Leases, based on, among other things, the requirements of the overall security program that Mr. Robins and his family fly private and the committees’ assessment that such an arrangement is more efficient and flexible and better ensures safety, confidentiality and privacy. During the three and nine months ended September 30, 2025, the Company incurred $0.1 million and $0.4 million of expense under the Aircraft Leases, respectively, as well as $1.8 million and $2.9 million for upgrades related to the aircraft in each period, respectively.

13.Commitments and Contingencies
Contractual Obligations and Contingencies
The Company is a party to several non-cancelable contracts with vendors where the Company is obligated to make future minimum payments under the terms of these contracts as follows:

Years Ending December 31,
From October 1, 2025 to December 31, 2025	$161,212
2026	469,201
2027	490,731
2028	403,780
2029	364,944
Thereafter	176,345
Total	$2,066,213

The above commitments include $1.3 billion of expected contractual obligations over the next five years as part of multi-year content integration agreements signed with three media distribution counterparties in the three month period ended September 30, 2025.

Surety Bonds

As of September 30, 2025, the Company has been issued $500.0 million in surety bonds at a combined annual premium cost of 0.5%, which are held for certain regulators’ use and benefit in order for the Company to satisfy state license requirements. There have been no claims against such bonds and the likelihood of future claims is remote.

Stock Repurchase Program

On July 30, 2024, the Company’s Board of Directors authorized the repurchase of an aggregate of up to $1.0 billion of the Company’s Class A common stock (the “Stock Repurchase Program”). On November 6, 2025, our Board of Directors approved a $1.0 billion increase to our existing stock repurchase authorization, which brings the aggregate share repurchase authorization to $2.0 billion of our Class A common stock. Under the Stock Repurchase Program the Company may make repurchases of its Class A common stock through open market purchases, privately negotiated transactions or other transactions in accordance with applicable securities laws, subject to market conditions and other factors. The Company’s Stock Repurchase Program does not require it to acquire any specific number or amount of its Class A common stock and may be terminated at any time. The Company may enter into Rule 10b5-1 plans from time to time to facilitate repurchases of its Class A common stock in connection with its Stock Repurchase Program.

The Company repurchased 1.6 million shares for $71.2 million and 8.2 million shares for $314.0 million during the three and nine months ended September 30, 2025, respectively, under the Stock Repurchase Program.

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

On December 17, 2024, the court dismissed all of Winview’s claims with respect to U.S. Patent Nos. 9,878,243 and 9,930,730. On January 6, 2025, Defendants filed a motion to dismiss Winview’s direct infringement claims for U.S. Patent No. 10,721,543 as well as Winview’s claim for willful, induced, and contributory infringement for the two remaining patents-in-suit. On July 11, 2025, the court granted the Company’s motion to dismiss without prejudice. On August 11, 2025, WinView filed an amended complaint alleging infringement of different claims of the ’543 and ’988 Patents, and alleging infringement by DK Sportsbook, DFS, DK Casino, Pick6, and DK Horse. On September 26, 2025, DraftKings filed a motion to dismiss WinView’s direct infringement claims for the ’543 Patent and WinView’s claim for willful, induced, and contributory infringement for the two remaining patents-in-suit.

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

Between November 29, 2022, and February 7, 2023, the Company filed petitions for inter partes review with the PTAB challenging the validity of the Colossus Patents. The PTAB granted institution of IPRs for each of the ’341 patent, ’969 patent, and the ’822 patent. The PTAB denied institution of IPR for each of the ’516 patent, ’716 patent, ’338 patent and the ’779 patent. On September 11, 2023, the Company filed a request for Director Review of the PTAB’s decision not to institute review in the IPR for the ’779 patent. On November 7, 2023, the Director of the U.S. Patent and Trademark Office delegated Director Review of the PTAB’s institution decision in the IPR for the ’779 Patent to the Delegated Review Panel (“DRP”) to determine whether to grant rehearing. On February 21, 2024, the DRP issued a decision vacating the PTAB’s denial of institution of the IPR directed to the ’779 Patent and instructing the PTAB to reconsider institution. On May 15, 2024, the PTAB instituted the IPR directed to the ‘779 Patent. On May 9, 2025, the PTAB issued a final written decision finding all claims of the ’779 Patent that were asserted in the litigation unpatentable. On July 7, 2025, Colossus filed a Notice of Appeal in the United States Court of Appeals for the Federal Circuit, challenging the PTAB’s final written decision in the IPR directed to the ’779 Patent. On October 17, 2025, Colossus filed its opening brief in the appeal.

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

On July 30, 2025, the court conducted a hearing on the plaintiff’s request for a Status Conference and a Case Management Order. On August 8, 2025, Steiner filed his amended complaint. On September 9, 2025, DraftKings and FanDuel jointly moved to dismiss Steiner’s amended complaint, which motion remains pending.

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

Shareholder Derivative Litigation Related to Marketplace

On May 31, 2023, the first of three substantially similar, putative shareholder derivative actions was filed in Nevada state court by an alleged shareholder of the Company. On October 29, 2024, the court entered a stipulated order consolidating the three actions under the caption In re DraftKings Inc. Stockholder Derivative Litigation and appointed lead counsel. On December 23, 2024, the plaintiffs filed a consolidated amended complaint. The amended complaint purports to assert claims on behalf of the Company against certain senior officers and members of the Board of Directors of the Company based primarily on allegations that the defendants caused or allowed the Company to sell NFTs in violation of applicable law. The amended complaint also alleges that certain individuals are liable for trading in Company stock based on non-public information about its NFT business. The amended complaint seeks unspecified compensatory damages on the Company's behalf, changes to corporate governance and internal procedures, costs and attorney’s fees, and other unspecified relief.

On February 21, 2025, the defendants moved to dismiss the amended complaint. On September 12, 2025, the court entered an order granting in part and denying in part the defendants’ motion to dismiss on the merits pursuant to Rule 12(b)(5). The court dismissed without prejudice the plaintiffs’ first, second, and fifth causes of action—asserting breach of fiduciary duty, corporate waste, and insider trading—under Rule 12(b)(5). The court denied without prejudice the defendants’ motion under Rule 12(b)(5) as to the plaintiffs’ third and fourth causes of action—alleging the sale of unregistered securities and transacting business as an unlicensed broker-dealer. The court deferred consideration of the defendants’ separate motion to dismiss for failure to plead demand futility under Rule 23.1, and granted the plaintiffs leave to file an amended complaint within thirty days of entry of the order. Plaintiffs declined to replead the previously dismissed claims, and defendants intend to renew their motions to dismiss the remaining claims at an appropriate time.

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

On March 26, 2024, the case was transferred to the Business Litigation Session (“BLS”) of the Massachusetts Superior Court.

On January 29, 2024, DraftKings filed a motion to dismiss all of plaintiffs’ claims. On August 19, 2024, the court denied the motion to dismiss. On October 10, 2025, DraftKings served its motion for summary judgment, which remains pending.

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

On October 21, 2025, Plaintiff filed a motion for summary judgment, which remains pending.

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

Youngs

On January 7, 2025, plaintiff Matthew Youngs, individually and on behalf of all others similarly situated, filed a purported class action complaint against DraftKings Inc., Crown NJ Gaming Inc. dba DraftKings, DGMB Casino LLC and Resorts Atlantic City in the United States District Court, District of New Jersey. Among other things, plaintiff alleges that the Company’s “risk-free” and “no sweat” promotions, and the promotion that offered new customers an opportunity to earn up to 1,000 site credits as a sportsbook deposit match, as well as promotions that offered site credits in connection with a casino deposit match, were unfair, unconscionable, and misleading. The plaintiff's complaint, as amended, asserts claims for violation of the New Jersey Consumer Fraud Act (“CFA”), intentional misrepresentation, unjust enrichment, and conversion. Plaintiff seeks compensatory damages, punitive damages, attorney fees and costs. Plaintiff seeks to certify a nationwide class of anyone who participated in the casino deposit match promotion and lost part or all of their initial deposit (with subclasses for New Jersey, Connecticut, Pennsylvania, Michigan, and West Virginia). Plaintiff also seeks a statewide class of (i) anyone in New Jersey who allegedly opted into the “risk free” or “no sweat” promotion and lost a bet; and (ii) anyone in New Jersey who opened an account and deposited money while in New Jersey in response to the 1,000 new customer sportsbook deposit match promotion.

On March 27, 2025, DraftKings filed a motion to dismiss the complaint. In response to the motion to dismiss, on April 17, 2025, plaintiff Matthew Youngs and a second plaintiff (Jason Lombardozzi), individually and on behalf of all others similarly situated, filed a first amended purported class action complaint against DraftKings Inc. and Crown NJ Gaming Inc. dba DraftKings. In the amended complaint, the plaintiffs removed DGMB Casino and Resorts Atlantic as defendants and removed claims of negligence. In the amended complaint, the plaintiffs added new CFA claims alleging that (i) the casino deposit match was unconscionable because it inculcated gaming addiction and (ii) the Company engaged in unconscionable conduct by targeting customers with casino deposit match promotions after such customers had become addicted to gaming. The court terminated the Defendants’ motion to dismiss as moot due to the plaintiffs filing an amended complaint. On May 22, 2025, DraftKings filed a motion to dismiss the amended complaint. On July 23, 2025, the court granted the motion to dismiss with prejudice regarding the unjust enrichment claim and dismissing without prejudice all other claims. On August 13, 2025, plaintiffs filed a second amended complaint: dismissing Lombardozzi as a plaintiff and added a new plaintiff (Charles Thompson); dismissing their CFA claims alleging that the casino deposit match promotions allegedly inculcated gaming or were otherwise unconscionable; and added two new intentional misrepresentation claims related to the “risk free” and “no sweat promotions,” and new customer sportsbook deposit match promotion. Plaintiffs seek to certify nationwide classes of persons who opted into each of the promotions at issue, as well as a New Jersey subclass. On September 10, 2025, DraftKings filed a motion to dismiss the second amended complaint, which remains pending.

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

On February 7, 2025, DraftKings removed the complaint to the United States District Court, Northern District of Illinois, Eastern Division. On April 4, 2025, DraftKings filed a motion to dismiss. In response, on May 9, 2025, Plaintiffs filed their First Amended Complaint. On June 12, 2025, DraftKings filed a motion to dismiss the First Amended Complaint. Plaintiffs filed their Opposition to the Motion to Dismiss on July 9, 2025, and DraftKings’ filed its reply on July 28, 2025. The motion remains pending.

On August 8, 2025, the court ordered the parties to provide a supplemental brief setting forth the basis for the court’s subject matter jurisdiction under the Class Action Fairness Act in light of the mandatory “local controversy exception” contained in 28 U.S.C. §1332(d)(4)(A), and struck DraftKings’ motion to dismiss without prejudice and with leave to reinstate should the court find that it has jurisdiction. On September 8, 2025, DraftKings submitted its response, and on September 17, 2025, plaintiffs submitted their response. The court has not yet ruled if it has jurisdiction.

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

On April 8, 2025, DraftKings filed a motion to dismiss. On April 9, 2025, the court ordered plaintiffs to file an amended complaint, if any, and on May 16, 2025, Plaintiffs filed an amended putative class action complaint on behalf of Clara De Leon, Eric Mirsberger Jr., Joseph Mitchell, and Edward Mendez (the “First Amended Complaint”). In addition to the claims and theories set forth in the Original Complaint, the First Amended Complaint asserts additional causes of action, including alleged breaches of fiduciary duty and product liability claims based on theories of design defect and failure to warn. On June 20, 2025, DraftKings filed a motion to dismiss, and Plaintiffs filed their opposition on July 17, 2025. DraftKings filed its reply on August 4, 2025. The motion remains pending.

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

On August 18, 2025, DraftKings filed its motion to dismiss WinView’s direct infringement claims of the ’883 patent, all claims against DK Casino and DK Horse, as well as WinView’s claims for willful, induced, and contributory infringement for all nine patents-in-suit.

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

DC Gambling Recovery LLC v. Caesars et al.

On February 28, 2025, DC Gambling Recovery LLC filed a lawsuit against DraftKings, Caesars, FanDuel, BetMGM, and Fanatics in state court in the District of Columbia. On April 4, 2025, the defendants removed the lawsuit to the United States District Court for the District of Columbia. Plaintiff alleges that the Defendants violated the Statute of Anne (D.C. Code § 16-1702), a statute which purportedly allows an individual to recover their betting losses greater than twenty-five dollars from each sportsbook, and should such party fail to sue within three months, the statute purportedly authorizes any person to file suit against the sportsbook to recover the losses (including treble damages). Plaintiff also alleges that the U.S. Supreme Court’s 2018 decision striking down the Professional and Amateur Sports Protection Act (“PASPA”) does not apply to the District of Columbia and, therefore, the Sports Wagering Lottery Amendment Act (“SWLAA”), a 2019 law that legalized sports betting in the District of Columbia, is without any legal force or effect. Plaintiff also alleges that the Statute of Anne permits recovery of betting losses greater than twenty-five dollars even if the SWLAA has legal force or effect. Plaintiff seeks to recover on behalf of all individuals within the District of Columbia that (i) have lost more than $25 at any single time or sitting by sports betting with DraftKings and (ii) not sued to recover those losses within three months of payment to DraftKings.

On May 5, 2025, DraftKings filed a motion to dismiss the complaint, which motion remains pending. On May 14, 2025, the court granted the District of Columbia’s motion to intervene. On June 16, 2025, Plaintiff filed its opposition to Defendants’ motions to dismiss; on June 23, 2025, the District of Columbia filed a brief in support of Defendants motion to dismiss; on July 7, 2025, DraftKings filed its reply in support of its motion to dismiss and Plaintiff filed its response to the District of Columbia’s brief; and on July 14, 2025, the District of Columbia filed its reply. On September 24, 2025, the District of Columbia notified the court that the D.C. Council had amended D.C. Code § 16-1702 to clarify that it does not apply to sports betting authorized under the SWLAA, and that the amendment would become permanent after review by Congress. On September 29, 2025, Plaintiff filed a response arguing that the amendment violated PASPA. The court will hear argument on the motions to dismiss on December 2, 2025.

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

On May 7, 2025, the defendants removed the lawsuit from state court to the United States District Court for the District of Maryland (Northern Division). On June 6, 2025, the City filed a motion to remand the case to state court. On July 7, 2025, Defendants filed their opposition to the motion to remand, and Plaintiffs’ filed their reply on July 28, 2025. On August 8, 2025, the City filed a motion for leave to file a surreply. Both the motion to remand and the motion for leave to file a surreply remain pending.

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

On July 29, 2025, DraftKings filed a motion to dismiss. On August 12, 2025, Plaintiffs filed their response, and on August 19, 2025, DraftKings filed its reply. The motion remains pending.

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

On September 16, 2025, DraftKings filed its motion to dismiss. On September 30, 2025, Plaintiffs filed their response, in which they withdrew two of their three fraud claims and their request for injunctive relief. On October 7, 2025, DraftKings filed its reply. The motion to dismiss remains pending. Also on September 16, 2025, DraftKings filed a motion to consolidate Macek I and Macek II for all purposes. On September 23, 2025, Plaintiffs filed their response, and on September 30, 2025, DraftKings filed its reply. The motion to consolidate also remains pending.

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

Moore (now Zhen v. DraftKings Inc.)

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

Plaintiffs bring claims under California’s Unfair Competition Law and Consumer Legal Remedies Act, and seek, among other things, injunctive relief, restitution, disgorgement, and attorneys’ fees and costs. Plaintiffs seek to represent a purported class of all California residents who allegedly placed a bet or wager on DraftKings’ alleged Daily Fantasy Sports and Pick6 gambling websites while physically located in California. On July 11, 2025, Plaintiffs filed a Notice Regarding Legal Opinion Issued By The California Attorney General enclosing an opinion from the California Attorney General (Opinion No. 23-1001) in which the California Attorney General opined that “California law prohibits the operation of daily fantasy sports games with players physically located within California.” On July 14, 2025, two other actions pending in the Northern District of California were referred sua sponte by the court to the Judge assigned to Moore for determination on whether such actions should be related under Civil Local Rule 3-12(e) (Beltran v. FanDuel, Inc., Case No. 25-cv-5586-JSC; Head v. Underdog Sports, LLC, Case No. 25-cv-5542-JST). On July 16, the court referred sua sponte a third pending action for the same determination (Franks v. Prize Picks, Case No. 25-cv-4916-JD). On July 24, 2025, the court assigned to Moore held that those three actions were related to Moore and assigned all three cases to that court. On August 1, 2025, Plaintiff Moore voluntarily dismissed his case without prejudice; and upon motion by the plaintiff, the Court ordered that the case is now entitled Zhen v. DraftKings. On August 11, 2025, DraftKings filed its motion to dismiss. The remaining plaintiffs filed an opposition on September 25, 2025, and DraftKings filed its reply on October 16, 2025. The motion remains pending, and the hearing is set for November 14, 2025.

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

On August 8, 2025, the Company filed its motion to dismiss. Micro-Gaming filed its brief in opposition to the motion to dismiss on September 2, 2025, and the Company filed its reply brief on September 15, 2025. The motion remains pending.

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

14. Subsequent Events
Acquisition of Railbird Technologies Inc. (“Railbird”)

On October 21, 2025 (“Railbird Acquisition Date”), the Company completed the acquisition of Railbird and its wholly owned subsidiary Railbird Exchange, LLC, a federally licensed exchange designated by the Commodity Futures Trading Commission. The acquisition provides a foundation that will allow the Company to enter prediction markets through regulated event contracts.

Under the terms of the merger agreement, the Company paid upfront consideration in the amount of approximately $48.6 million, consisting of approximately $19.9 million in cash consideration and 0.9 million shares of the Company’s Class A common stock, valued at approximately $28.7 million, with additional consideration of up to $200.0 million, in a combination of shares of the Company’s Class A common stock, valued on the basis of a 30-day volume-weighted average price of the Company’s Class A common stock determined at or around the issuance thereof, and cash, payable at a later date based on certain post-closing performance metrics.

The acquisition will be accounted for using the purchase method of accounting, and Railbird’s assets, liabilities and results of operations will be included in the Company’s financial statements from the Railbird Acquisition Date. The Company is in the process of completing the purchase price allocation.

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
Our current technology is highly scalable with relatively minimal incremental spend required to launch our product offerings in new jurisdictions. We will continue to manage our fixed-cost base in conjunction with our market entry plans and focus our variable spend on marketing, user experience and support and regulatory compliance to become the product of choice for users and to maintain favorable relationships with regulators. We also expect to improve our profitability over time as our revenue and gross profit expand as jurisdictions mature and our variable marketing expenses and fixed costs stabilize or grow at a slower rate.
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
Financial Highlights and Trends
The following table sets forth a summary of our financial results for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands, except per share amounts)	2025	2024	2025	2024
Revenue	$1,144,019	$1,095,490	$4,065,332	$3,374,927
Net Income (Loss)	(256,788)	(293,688)	(132,716)	(372,434)
Adjusted EBITDA (1)	(126,488)	(58,504)	276,785	91,853
Basic and Diluted Earnings (Loss) Per Share	(0.52)	(0.60)	(0.27)	(0.78)
Adjusted Earnings (Loss) Per Share (2)	(0.26)	(0.17)	0.27	0.09

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
The charts below present our average MUPs for the three and nine months ended September 30, 2024 and 2025:

Average Monthly Unique Payers
(in millions)
3.6
3.6
Q3 2024
Q3 2025

Average Monthly Unique Payers
(in millions)
3.4
3.8
YTD Q3 2024
YTD Q3 2025

Average Revenue per MUP (“ARPMUP”). We define and calculate ARPMUP as the average monthly revenue, excluding revenue from gaming software services, for a reporting period, divided by the average number of MUPs for the same period. ARPMUP is a key indicator of our ability to drive usage and monetization of our product offerings. The charts below present our ARPMUP for the three and nine months ended September 30, 2024 and 2025:

Average Revenue per Monthly Unique Payer
(in whole dollars)
$103
$106
Q3 2024
Q3 2025

Average Revenue per Monthly Unique Payer
(in whole dollars)
$111
$120
YTD Q3 2024
YTD Q3 2025

MUPs increased 1.5% in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. MUPs increased 0.4 million or 11.8% in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily reflecting strong unique payer retention and acquisition across our Sportsbook and iGaming product offerings, and the impact of the Jackpocket Transaction. Excluding the impact of the Jackpocket Transaction, MUPs increased by 0.2 million or 7.4% in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
ARPMUP increased by $3 or 3.0% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to increased revenue in iGaming as well as structural improvement in our Sportsbook hold percentage, partially offset by customer-friendly sports outcomes. ARPMUP increased $9 or 8.1% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, due to increased handle and improvement in our Sportsbook hold percentage. Excluding the impact of the Jackpocket Transaction, ARPMUP increased by $14 or 11.8% in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

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

The chart below presents our Sportsbook Handle, Sportsbook Net Revenue Margin, and revenue disaggregation for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
(amounts in thousands)	2025	2024	$ Change	% Change
Sportsbook Handle	$11,402,405	$10,365,068	$1,037,337	10.0%
Sportsbook Revenue	596,119	656,920	(60,801)	(9.3)%
Sportsbook Net Revenue Margin	5.2%	6.3%	N/A	N/A

Sportsbook Revenue	$596,119	$656,920	$(60,801)	(9.3)%
iGaming Revenue	451,300	361,460	89,840	24.9%
Other Revenue	96,600	77,110	19,490	25.3%
Total Revenue	$1,144,019	$1,095,490	$48,529	4.4%

	Nine Months Ended September 30,
(amounts in thousands)	2025	2024	$ Change	% Change
Sportsbook Handle	$36,757,637	$33,159,506	$3,598,131	10.9%
Sportsbook Revenue	2,475,948	2,077,863	398,085	19.2%
Sportsbook Net Revenue Margin	6.7%	6.3%	N/A	N/A

Sportsbook Revenue	$2,475,948	$2,077,863	$398,085	19.2%
iGaming Revenue	1,304,431	1,082,009	222,422	20.6%
Other Revenue	284,953	215,055	69,898	32.5%
Total Revenue	$4,065,332	$3,374,927	$690,405	20.5%
Sportsbook Handle increased by $1.0 billion, or 10.0%, to $11.4 billion in the three months ended September 30, 2025, from $10.4 billion in the three months ended September 30, 2024, reflecting strong customer acquisition and continued strength in existing user engagement. Sportsbook Handle increased by $3.6 billion, or 10.9%, to $36.8 billion in the nine months ended September 30, 2025, from $33.2 billion in the nine months ended September 30, 2024, primarily due to an increase in MUPs.
Sportsbook Net Revenue Margin decreased by 1.1 percentage points, to 5.2% in the three months ended September 30, 2025, from 6.3% in the three months ended September 30, 2024, primarily driven by customer-friendly sports outcomes. Sportsbook Net Revenue Margin increased by 0.4 percentage points, to 6.7% in the nine months ended September 30, 2025, from 6.3% in the nine months ended September 30, 2024, primarily driven by higher structural hold percentage and improved promotional reinvestment, partially offset by customer-friendly sports outcomes in the first and third quarters.
iGaming revenue increased $89.8 million, or 24.9%, to $451.3 million in the three months ended September 30, 2025, from $361.5 million in the three months ended September 30, 2024, and increased by $222.4 million, or 20.6%, to $1,304.4 million in the nine months ended September 30, 2025, from $1,082.0 million in the nine months ended September 30, 2024. The increase is primarily due to an increase in iGaming customers.
Other revenue increased $19.5 million, or 25.3%, to $96.6 million in the three months ended September 30, 2025, from $77.1 million in the three months ended September 30, 2024, primarily due to interest income on customer deposits. Other revenue increased $69.9 million, or 32.5%, to $285.0 million in the nine months ended September 30, 2025, from $215.1 million in the nine months ended September 30, 2024, primarily due to interest income on customer deposits and revenue from our digital lottery courier product offering.
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

Adjusted EBITDA
The table below presents our Adjusted EBITDA reconciled to our net income (loss), which is the most directly comparable financial measure calculated in accordance with U.S. GAAP, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2025	2024	2025	2024
Net income (loss)	$(256,788)	$(293,688)	$(132,716)	$(372,434)
Adjusted for:
Depreciation and amortization (1)	66,071	89,952	201,486	204,755
Interest expense (income), net	19,573	(8,328)	14,513	(36,280)
Income tax provision (benefit)	(12,065)	(1,287)	(5,875)	(75,208)
Stock-based compensation (2)	72,473	87,552	236,020	271,307
Transaction-related costs (3)	6,860	840	6,860	24,333
Litigation, settlement, and related costs (4)	—	20,448	—	40,572
Advocacy and other related legal expenses (5)	—	6,018	—	6,303
(Gain) loss on remeasurement of warrant liabilities	(4,233)	(21)	(877)	8,282
Other non-recurring costs and non-operating (income) costs (6)	(18,379)	40,010	(42,626)	20,223
Adjusted EBITDA	$(126,488)	$(58,504)	$276,785	$91,853

(1)The amounts include the amortization of acquired intangible assets of $33.9 million and $55.5 million for the three months ended September 30, 2025 and 2024, respectively, and $113.0 million and $121.2 million for the nine months ended September 30, 2025 and 2024, respectively.
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
(6)Primarily includes the change in fair value of certain assets and liabilities, including contingent consideration, as well as our equity method share of investee’s gains and losses and other costs relating to non-recurring and non-operating items. For the three and nine months ended September 30, 2024, this amount also includes $27.8 million in expense related to the discontinuance of our Reignmakers product offering, $7.5 million in expenses related to the termination of a market access agreement, and a $5.8 million loss on the sale of Vegas Sports Information Network, LLC. For the nine month period ended September 30, 2024, these costs are offset by $20.9 million related to gaming tax credits as a result of audits and appeals related to prior periods.

Adjusted Earnings (Loss) Per Share

The table below presents the Company’s Adjusted Earnings (Loss) Per Share reconciled to its basic earnings (loss) per share attributable to common stockholders, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic earnings (loss) per share attributable to common stockholders	$(0.52)	$(0.60)	$(0.27)	$(0.78)
Adjusted for:
Amortization of acquired intangible assets (1)	0.07	0.11	0.23	0.25
Discrete tax benefit attributed to the acquisition of Jackpocket Inc.(2)	—	—	—	(0.16)
Stock-based compensation (3)	0.15	0.18	0.48	0.57
Transaction-related costs (4)	0.01	0.00	0.01	0.05
Litigation, settlement, and related costs (5)	—	0.04	—	0.08
Advocacy and other related legal expenses (6)	—	0.01	—	0.01
(Gain) loss on remeasurement of warrant liabilities	(0.01)	0.00	0.00	0.02
Other non-recurring and non-operating costs (income)	(0.03)	0.08	(0.08)	0.04
Tax impact of adjusting items (7)	0.07	—	(0.09)	—
Adjusted Earnings (Loss) Per Share*	$(0.26)	$(0.17)	$0.27	$0.09
_____________
*    Weighted average number of shares used to calculate Adjusted Earnings (Loss) Per Share for the three months ended September 30, 2025 and 2024 was 496.6 million and 486.2 million, respectively, and 495.5 million and 480.0 million for the nine months ended September 30, 2025 and 2024, respectively; totals may not add due to rounding.

(1)The amounts include the amortization of acquired intangible assets of $33.9 million and $55.5 million for the three months ended September 30, 2025 and 2024, respectively, and $113.0 million and $121.2 million for the nine months ended September 30, 2025 and 2024, respectively.
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
(7)Beginning in the first quarter of 2025, the Company began applying an estimated non-GAAP effective tax rate, which is 23% as of the third quarter of 2025. The non-GAAP effective tax rate reflects the non-GAAP tax provision commensurate with the Company’s level of non-GAAP profitability, which was determined after adjusting for the non-GAAP adjustments presented above and excluding the impact of changes in the valuation allowance.

Results of Operations
Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
The following table sets forth a summary of our consolidated results of operations for the interim periods indicated, and the changes between periods:

	Three Months Ended September 30,
(amounts in thousands, except percentages)	2025	2024	$ Change	% Change
Revenue	$1,144,019	$1,095,490	$48,529	4.4%
Cost of revenue	784,079	742,434	41,645	5.6%
Sales and marketing	360,370	339,943	20,427	6.0%
Product and technology	114,680	103,581	11,099	10.7%
General and administrative	156,780	208,126	(51,346)	(24.7)%
Income (loss) from operations	(271,890)	(298,594)	26,704	8.9%
Interest income (expense), net	(19,573)	8,328	(27,901)	(335.0)%
Gain (loss) on remeasurement of warrant liabilities	4,233	21	4,212	n.m.
Other gain (loss), net	16,720	(4,620)	21,340	n.m.
Income (loss) before income tax and equity method investments	(270,510)	(294,865)	24,355	8.3%
Income tax provision (benefit)	(12,065)	(1,287)	(10,778)	837.5%
(Gain) loss from equity method investments	(1,657)	110	(1,767)	n.m.
Net income (loss) attributable to common stockholders	$(256,788)	$(293,688)	$36,900	12.6%
n.m. = not meaningful
Revenue. Revenue increased by $48.5 million, or 4.4%, to $1,144.0 million in the three months ended September 30, 2025, from $1,095.5 million in the three months ended September 30, 2024. The increase was primarily attributable to our iGaming product offering, which increased $89.8 million, or 24.9%, due to increased handle and improved promotional reinvestment, offset by our Sportsbook offering which decreased $60.8 million, or 9.3%, primarily due to customer-friendly sports outcomes.
Cost of Revenue. Cost of revenue increased $41.6 million, or 5.6%, to $784.1 million in the three months ended September 30, 2025, from $742.4 million in the three months ended September 30, 2024. The increase was primarily due to our revenue growth and a resulting increase in our variable expenses, such as gaming taxes and payment processing fees, which increased $58.4 million and $5.1 million, respectively. These increases were partially offset by a decrease in amortization of intangible assets of $24.1 million.

Cost of revenue as a percentage of revenue increased by 0.8 percentage points to 68.5% in the three months ended September 30, 2025, as compared to 67.8% in the three months ended September 30, 2024, primarily attributable to higher gaming tax rates in certain states.

Sales and Marketing. Sales and marketing expense increased $20.4 million, or 6.0%, to $360.4 million in the three months ended September 30, 2025, from $339.9 million in the three months ended September 30, 2024, primarily attributable to higher external marketing costs.

Product and Technology. Product and technology expense increased $11.1 million, or 10.7%, to $114.7 million in the three months ended September 30, 2025, from $103.6 million in the three months ended September 30, 2024, due to increased headcount in our product and engineering departments.

General and Administrative. General and administrative expense decreased by $51.3 million, or 24.7%, to $156.8 million in the three months ended September 30, 2025, from $208.1 million in the three months ended September 30, 2024. The decrease was primarily driven by higher expenses recognized in the prior year, including $27.8 million related to the discontinuance of our Reignmakers product offering, lower stock-based compensation expense of $10.8 million, and reduced non-ordinary course litigation, settlement, and related costs of $20.4 million.

Interest Income (Expense), net. We recorded net interest expense of $19.6 million in the three months ended September 30, 2025, compared to $8.3 million of net interest income in the three months ended September 30, 2024. This fluctuation was due to the inclusion of interest income on customer deposits in revenue rather than in interest income, as well as increased interest expense from the Term B Loan, which was entered into in the first quarter of 2025.
Gain (Loss) on Remeasurement of Warrant Liabilities. We recorded a gain of $4.2 million on remeasurement of warrant liabilities in the three months ended September 30, 2025, compared to a nominal gain in the three months ended September 30, 2024, due to changes in the underlying share price of our Class A common stock.
Other Gain (Loss), net. We recorded a net gain of $16.7 million in the three months ended September 30, 2025, as compared to a net loss of $4.6 million in the three months ended September 30, 2024. The gain was primarily attributable to the revaluation of contingent consideration for the three months ended September 30, 2025.
Income Tax Provision (Benefit). We recorded an income tax benefit of $12.1 million in the three months ended September 30, 2025, as compared to an income tax benefit of $1.3 million in the three months ended September 30, 2024. Although we have a cumulative three year loss position, based on our recent financial performance and our future projections, we could record a reversal of all, or a portion of the valuation allowance associated with U.S. deferred tax assets in future periods. However, any such change is subject to actual performance and other considerations that may present positive or negative evidence at the time of the assessment.

Net Income (Loss). Net loss decreased by $36.9 million to a net loss of $256.8 million in the three months ended September 30, 2025, as compared to a net loss of $293.7 million in the three months ended September 30, 2024, for the reasons discussed above.
Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
The following table sets forth a summary of our consolidated results of operations for the interim periods indicated, and the changes between periods:

	Nine Months Ended September 30,
(amounts in thousands, except percentages)	2025	2024	$ Change	% Change
Revenue	$4,065,332	$3,374,927	$690,405	20.5%
Cost of revenue	2,482,441	2,115,917	366,524	17.3%
Sales and marketing	937,237	896,318	40,919	4.6%
Product and technology	326,357	285,051	41,306	14.5%
General and administrative	486,874	547,461	(60,587)	(11.1)%
Income (loss) from operations	(167,577)	(469,820)	302,243	64.3%
Interest income (expense), net	(14,513)	36,280	(50,793)	(140.0)%
Gain (loss) on remeasurement of warrant liabilities	877	(8,282)	9,159	n.m.
Other gain (loss), net	41,201	(5,801)	47,002	n.m.
Income (loss) before income tax and equity method investments	(140,012)	(447,623)	307,611	68.7%
Income tax provision (benefit)	(5,875)	(75,208)	69,333	(92.2)%
(Gain) loss from equity method investments	(1,421)	19	(1,440)	n.m.
Net income (loss) attributable to common stockholders	$(132,716)	$(372,434)	$239,718	64.4%
n.m. = not meaningful

Revenue. Revenue increased by $690.4 million, or 20.5%, to $4,065.3 million in the nine months ended September 30, 2025, from $3,374.9 million in the nine months ended September 30, 2024. The increase was primarily attributable to our Sportsbook and iGaming product offerings, which increased $620.5 million, or 19.6%, to $3,780.4 million in the nine months ended September 30, 2025, from $3,159.9 million in the nine months ended September 30, 2024, due to MUPs and ARPMUPs increasing by 11.8% and 8.1%, respectively, as compared to the nine months ended September 30, 2024. The increase in MUPs was primarily due to strong player retention and acquisition across our Sportsbook and iGaming product offerings. The increase in ARPMUP was primarily due to higher Sportsbook hold percentage and improved promotional reinvestment, partially offset by customer-friendly sports outcomes in the first and third quarters of 2025.

Cost of Revenue. Cost of revenue increased $366.5 million, or 17.3%, to $2,482.4 million in the nine months ended September 30, 2025, from $2,115.9 million in the nine months ended September 30, 2024. The increase was due to revenue growth and a resulting increase in our variable expenses, primarily gaming taxes and payment processing fees, which increased $282.3 million and $54.9 million, respectively.

Cost of revenue as a percentage of revenue decreased by 1.6 percentage points to 61.1% in the nine months ended September 30, 2025, as compared to 62.7% in the nine months ended September 30, 2024, reflecting, in part, structural improvement in our Sportsbook hold rate, an improved Sportsbook Net Revenue Margin, and improved promotional reinvestment for our Sportsbook product offering, partially offset by higher gaming tax rate in certain states, including Illinois.

Sales and Marketing. Sales and marketing expense increased $40.9 million, or 4.6%, to $937.2 million in the nine months ended September 30, 2025, from $896.3 million in the nine months ended September 30, 2024. The increase was primarily attributable to higher external marketing costs.

Product and Technology. Product and technology expense increased $41.3 million, or 14.5%, to $326.4 million in the nine months ended September 30, 2025, from $285.1 million in the nine months ended September 30, 2024, due to increased headcount in our product and engineering departments.

General and Administrative. General and administrative expense decreased $60.6 million, or 11.1%, to $486.9 million in the nine months ended September 30, 2025, from $547.5 million in the nine months ended September 30, 2024. The decrease was primarily driven by the non-recurrence of higher expenses recognized in the prior year, including $27.8 million related to the discontinuance of our Reignmakers product offering, a $40.6 million reduction in non-ordinary course litigation, settlement, and related costs, and a $17.5 million reduction in transaction-related costs.

Interest Income (Expense), net. We recorded net interest expense of $14.5 million in the nine months ended September 30, 2025, compared to $36.3 million of net interest income in the nine months ended September 30, 2024, due to fluctuations in cash balances and interest rates during the respective periods, the inclusion of interest income on customer deposits in revenue rather than in interest income, and increased interest expense from the Term B Loan, which was entered into in the first quarter of 2025.
Gain (Loss) on Remeasurement of Warrant Liabilities. We recorded a gain of $0.9 million on remeasurement of warrant liabilities in the nine months ended September 30, 2025, compared to a loss of $8.3 million in the nine months ended September 30, 2024, due to changes in the underlying share price of our Class A common stock.
Other Gain (Loss), net. We recorded a $41.2 million gain in the nine months ended September 30, 2025, as compared to a loss of $5.8 million in the nine months ended September 30, 2024. The gain was primarily attributable to the revaluation of contingent consideration.
Income Tax Provision (Benefit). We recorded an income tax benefit of $5.9 million in the nine months ended September 30, 2025, as compared to an income tax benefit of $75.2 million in the nine months ended September 30, 2024. Although we have a cumulative three year loss position, based on our recent financial performance and our future projections, we could record a reversal of all, or a portion of the valuation allowance associated with U.S. deferred tax assets in future periods. However, any such change is subject to actual performance and other considerations that may present positive or negative evidence at the time of the assessment.

Net Income (Loss). Net loss decreased by $239.7 million to a net loss of $132.7 million in the nine months ended September 30, 2025, as compared to a net loss of $372.4 million in the nine months ended September 30, 2024, for the reasons discussed above.
Liquidity and Capital Resources
We had $1,228.3 million in cash and cash equivalents as of September 30, 2025 (excluding restricted cash and cash reserved for users, which we segregate on behalf of our paid users for all jurisdictions and product offerings). We believe our cash on hand is sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months. We will continue to evaluate our long-term operating performance and cash needs and believe we are well positioned to continue to fund the operations of our business long-term.
Debt. In March 2021, we issued zero-coupon convertible senior notes in an aggregate principal amount of $1,265.0 million (the “Convertible Notes”). The Convertible Notes mature on March 15, 2028, subject to earlier conversion, redemption or repurchase. In connection with the pricing of the Convertible Notes and the exercise of the option to purchase additional Convertible Notes, we entered into privately negotiated capped call transactions (the “Capped Call Transactions”). The Capped

Call Transactions are expected generally to reduce potential dilution to DraftKings Inc.’s Class A common stock upon any conversion of the Convertible Notes. The net cost of $124.0 million incurred to enter into the Capped Call Transactions was recorded as a reduction to additional paid-in capital on the Company’s condensed consolidated balance sheets. As of September 30, 2025, the Convertible Notes, net of issuance costs, balance was $1,258.4 million.
Revolving Credit Facility. In November 2024, we and certain of our subsidiaries entered into a credit agreement (the “Credit Agreement”) with various financial institutions, as lenders, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, providing for a senior secured revolving credit facility of up to $500.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility provides for revolving loans, swing line borrowings and letters of credit and has a maturity date of November 7, 2029. As of September 30, 2025, $10.0 million in letters of credit were issued under the Revolving Credit Facility, with $490.0 million available for borrowing.

Term Loan. In March 2025, we and certain of our subsidiaries entered into a first amendment to the Credit Agreement, which provides for a new class of incremental term loans under the Credit Agreement in an aggregate principal amount of $600.0 million (the “Term B Facility” and, such term loans, the “Term B Loan”). The Term B Facility requires principal payments in the amount of 1.00% per annum of the original aggregate principal amount of the Term B Loan payable in quarterly installments. The Term B Loan bears interest at the Company’s election at either (i) in the case of Term SOFR Loans, Term SOFR plus an applicable margin of 1.75% per annum, or (ii) in the case of ABR Term Loans, ABR plus an applicable margin of 0.75% per annum (with each of the capitalized terms used in clauses (i) and (ii) as defined in the Credit Agreement). As of September 30, 2025, there was $597.0 million in aggregate principal amount of Term B Loan outstanding.

Other Purchase Obligations. We have certain non-cancelable contracts with vendors, licensors and others requiring us to make future cash payments. As of September 30, 2025, these purchase obligations were $2.1 billion, with $0.2 billion payable in the remainder of 2025. This includes $1.3 billion of expected contractual obligations over the next five years as part of multi-year content integration agreements signed with three media distribution counterparties in the three month period ended September 30, 2025.

Stock Repurchase Program. On July 30, 2024, our Board of Directors authorized the repurchase of an aggregate of up to $1.0 billion of our Class A common stock through open market purchases, privately negotiated transactions or other transactions in accordance with applicable securities laws. We repurchased 1.6 million shares for $71.2 million during the three months ended September 30, 2025 and 8.2 million shares and $314.0 million for the nine months ended September 30, 2025. As of September 30, 2025, we have purchased 9.3 million shares of Class A common stock for $362.0 million since the inception of the stock repurchase program.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(amounts in thousands)	2025	2024
Net cash provided by (used in) operating activities	$342,382	$92,578
Net cash provided by (used in) investing activities	(116,109)	(488,184)
Net cash provided by (used in) financing activities	151,721	(71,372)
Net increase (decrease) in cash and cash equivalents, restricted cash, and cash reserved for users	377,994	(466,978)
Cash and cash equivalents, restricted cash, and cash reserved for users at beginning of period	1,330,193	1,623,493
Cash and cash equivalents, restricted cash, and cash reserved for users at end of period	$1,708,187	$1,156,515
Operating Activities. Net cash provided by operating activities in the nine months ended September 30, 2025 was $342.4 million, compared to $92.6 million provided by operating activities in the nine months ended September 30, 2024, primarily from an improvement in net income (loss), net of non-cash items, of $223.9 million for reasons discussed in Results of Operations above, in addition to $25.9 million of cash provided from changes in operating assets and liabilities, primarily related to timing of player activity, impacting receivables reserved for users and liabilities to users, as well as timing of vendor payments.
Investing Activities. Net cash used in investing activities during the nine months ended September 30, 2025 decreased by $372.1 million to $116.1 million, compared to $488.2 million in the nine months ended September 30, 2024, primarily due to a decrease of $392.5 million in cash paid for acquisitions, net of cash acquired, and a decrease of $10.5 million in cash paid for gaming market access and licenses, offset by an increase of $22.4 million in cash paid for internally developed software costs, an increase of $3.2 million in cash paid for purchases of property plant and equipment, and an increase of $5.3 million in cash paid for other investing activities.
Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2025 increased by $223.1 million to $151.7 million, compared to $71.4 million used in the nine months ended September 30, 2024, primarily driven by $588.1 million of cash received from borrowing under the Term B Facility, partially offset by $314.0 million in treasury stock purchases under the Stock Repurchase Program, and an increase of $55.3 million in cash paid for purchases of treasury stock for RSU withholding.

Commitments and Contingencies
Refer to “Note 13 — Commitments and Contingencies” of our unaudited condensed consolidated financial statements included elsewhere in this Report for a summary of our commitments and contingencies as of September 30, 2025.
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
During the nine months ended September 30, 2025, there were no changes to the critical accounting estimates discussed in the 2024 Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes in our exposure to market risk during the nine months ended September 30, 2025. Refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the 2024 Annual Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On July 30, 2024, our Board of Directors authorized the repurchase of an aggregate of up to $1.0 billion of our Class A common stock through open market purchases, privately negotiated transactions or other transactions in accordance with applicable securities laws. On November 6, 2025, our Board of Directors approved a $1.0 billion increase to our existing stock repurchase authorization, which brings the aggregate share repurchase authorization to $2.0 billion of our Class A common stock. Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our debt repayment obligations or repurchases of our debt, our stock price, and economic and market conditions. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

The table below provides information with respect to repurchases of shares of our Class A common stock during the three months ended September 30, 2025:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2025 to July 31, 2025	63,088	$40.56	63,088	$706,632
August 1, 2025 to August 31, 2025	286,570	$42.95	286,570	$694,319
September 1, 2025 to September 30, 2025	1,290,200	$43.65	1,290,200	$637,980
Total	1,639,858		1,639,858

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

On September 9, 2025, Matthew Kalish, our President, DraftKings North America and a member of our Board of Directors, entered into a trading agreement designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange act (the “Kalish 10b5-1 Plan”). The Kalish 10b5-1 Plan provides for the sale of up to 1,260,000 shares of the Company's Class A common stock and terminates on March 3, 2026, or earlier if all transactions under such trading agreement are completed.

Matthew Kalish Transition
On November 6, 2025, Mr. Kalish and the Company mutually agreed that Mr. Kalish will transition out of his role as President, DraftKings North America, effective as of March 31, 2026 (the “Transition Date”). In connection with Mr. Kalish’s transition, the Company entered into a Transition Agreement with Mr. Kalish, pursuant to which Mr. Kalish will step down from all other roles as an officer or employee of the Company and any of its subsidiaries, effective as of the Transition Date. Mr. Kalish will remain a director on the Board of Directors of the Company after the Transition Date.

In recognition of, among other things, Mr. Kalish’s 14 years of service as a co-founder of the Company, subject to the terms and conditions of the Transition Agreement, (i) the performance-based restricted stock units (“PSUs”) that were granted in November 2022 and February 2023 with respect to performance in calendar year 2026 will accelerate and vest as of December 10, 2025 (the “Accelerated Vesting Date”), with performance deemed to be achieved at the maximum performance level (200%), (ii) outstanding time-based RSUs will continue vesting, under their original terms, through the last scheduled March 1, 2026 vesting date, (iii) PSUs that were granted in February 2024 with respect to performance in calendar year 2025 will continue vesting, under their original terms, through the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and (iv) vested stock options will remain outstanding subject to their terms. Other than as set forth above, all remaining equity awards that would have been outstanding and unvested as of the execution of the Transition Agreement were forfeited and cancelled as of November 6, 2025.

Pursuant to the Transition Agreement, Mr. Kalish will receive continued security services and payment of COBRA premiums until March 31, 2027. He also will receive director compensation in connection with his continued service on the Board of Directors.

The foregoing descriptions are qualified in their entirety by reference to the Transition Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit Index

Exhibit No.	Description
10.1*+	Transition Agreement, dated as of November 6, 2025, by and between DraftKings Inc. and Matthew Kalish.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.1	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).

*Filed herewith.
**Furnished herewith.
+    Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DRAFTKINGS INC.
Date: November 7, 2025
	By:	/s/ Alan W. Ellingson
Name: Alan W. Ellingson
Title: Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Erik Bradbury
Name: Erik Bradbury
Title: Chief Accounting Officer
(Principal Accounting Officer)