Form 10-K
period 2025-12-31
DraftKings Inc.
filed 2026-02-13
CIK 1883685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Yes ☐    No ☒
The aggregate value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, was $19.1 billion based upon the closing price reported for such date on the Nasdaq Global Select Market.
As of February 10, 2026, there were 492,991,385 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 393,013,951 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.
Documents Incorporated by Reference:
Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders, or the Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements depend upon events, risks and uncertainties that may be outside of our control. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would,” “forecast,” “propose” and similar expressions or the negative of these words may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, many of which are beyond our control, and, consequently, our actual results may differ materially from those projected.

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
•our ability to develop and market new products;
•our ability to effectively compete in the global entertainment and gaming industries;
•our ability to successfully acquire and integrate new operations;
•our ability to obtain and maintain licenses with gaming authorities; and
•our inability to recognize deferred tax assets and tax loss carryforwards;
•market and global conditions and economic factors beyond our control, as well as the potential impact of general economic conditions and the potential impact of new and existing laws, regulations or policies, including those related to tariffs, import/export or trade restrictions, volatile inflation and interest rates, on our liquidity, operations and personnel;
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

PART I

Item 1. Business.

Overview

We are a digital sports entertainment and gaming company. We provide users with online and retail sports betting (together, “Sportsbook”), online casino (“iGaming”), daily fantasy sports (“DFS”), digital lottery courier, prediction markets and other product offerings.

Our mission is to make life more exciting by responsibly creating the world’s favorite real-money games, betting experiences and event contracts trading. We accomplish this by creating an environment where our users can find enjoyment and fulfillment through Sportsbook, iGaming, DFS, digital lottery courier and prediction markets as well as other product offerings. We are also highly focused on our responsibility as a steward of this new era in real-money gaming. Our ethics guide our decision making, with respect to both the tradition and integrity of sports and our investments in regulatory compliance and consumer protection.

We continue to make deliberate and substantial investments in support of our mission and long-term growth. For example, we have invested in our product offerings and technology in order to continuously launch new product innovations; improve marketing, merchandising and operational efficiency through data science; and deliver a great user experience. We also make significant investments in sales and marketing and incentives to grow, retain, and monetize our paid user base, including personalized cross-product offers and promotions, and promote brand awareness to attract the “skin-in-the-game” sports fan. Together, these investments have enabled us to create a leading product built on scalable technology, while attracting a user base that has resulted in the rapid growth of our business.

Our priorities are to (a) continue to invest in our product offerings, (b) launch our product offerings in new jurisdictions, (c) create replicable and predictable state-level unit economics in sports betting and iGaming and (d) expand our product offerings. When we launch Sportsbook and iGaming product offerings in a new jurisdiction, we invest heavily in customer acquisition, user retention and cross-selling until the new jurisdiction provides a critical mass of users engaged across our product offerings.

Our current technology is highly scalable with relatively minimal incremental spend required to launch our product offerings in new jurisdictions. We will continue to manage our fixed-cost base to achieve our target levels of profitability and focus our variable spend on marketing, user experience and support and regulatory compliance to become the product of choice for users and to maintain favorable relationships with regulators. We also expect to improve our profitability over time as our revenue and gross profit expand as states mature and we optimize our variable marketing expenses and fixed cost structure.

Our path to increase profitability on an annual basis is based on the acceleration of positive contribution profit growth driven by increased revenue and gross profit generation from ongoing efficient customer acquisition, strong user retention, improved monetization from frequency and higher Net Revenue Margin, as well as scale benefits from investments in our product offerings and technology and general and administrative functions. In any given period, we expect to achieve profitability on a consolidated adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) basis when total contribution profit exceeds the fixed costs of our business, which depends, in part, on the percentage of the U.S. adult population that has access to our product offerings and the other factors summarized in the section entitled “Cautionary Statement Regarding Forward-Looking Statements.”

During the fiscal years ended December 31, 2025, 2024 and 2023, we had revenue of $6,054.5 million, $4,767.7 million and $3,665.4 million, respectively; average monthly unique payers (“MUPs”) of 4.0 million, 3.7 million and 2.7 million, respectively; average revenue per MUP (“ARPMUP”) of $125, $106 and $113, respectively; Sportsbook Handle of $53.6 billion, $48.1 billion and $37.4 billion, respectively; and Sportsbook Net Revenue Margin of 7.1%, 6.0% and 5.6%, respectively. Refer to the section entitled “Key Performance Indicators” within Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein for the definition of and additional information regarding our MUPs, ARPMUP, Sportsbook Handle and Sportsbook Net Revenue Margin.

Our Product Offerings

Our revenues are predominantly generated through two product offerings — Sportsbook and iGaming. These two product offerings accounted for 93%, 93% and 91% of DraftKings’ revenues for the fiscal years ended December 31, 2025, 2024 and

2023, respectively. In addition to our two primary product offerings, we also offer DFS, digital lottery courier, prediction markets and other product offerings.

Below is a description of each of our significant product offerings and services:

Sportsbook — Sportsbook engages consumers in their sports viewing experience. Sports betting involves a user placing a bet by wagering money on an event at fixed odds (“proposition”) determined by DraftKings. In the event the user wins, DraftKings pays out the bet. Our Sportsbook revenue is generated by setting odds that are intended to provide a built-in theoretical margin for each proposition offered to our users. While the actual betting patterns of our users and outcomes of individual events may cause short-term volatility in our revenue and profitability, we believe we can deliver a stable and attractive betting revenue margin over the long term.

Revenue is realized by taking the settled handle for betting markets that have been resolved and subtracting the payouts for these betting markets such that the difference is our gross gaming revenue, or “hold.”

iGaming — iGaming, or online casino, product offerings typically include the full suite of games available in land-based casinos, such as blackjack, roulette, baccarat and slot machines. For these product offerings, we function similarly to land-based casinos, generating revenue through hold, or gross winnings, as users play against the house. In iGaming, we believe there is typically lower volatility in hold percentage versus land-based casinos since the average return to a player for specific games is easier to predict in advance based on game rules and statistics.

Our iGaming product offering consists of a combination of games that we have built in-house and licensed content from suppliers such as International Gaming Technology, Light & Wonder Inc., Spin and Evolution for live dealer services. The latter are subject to standard revenue-sharing agreements specific to each supplier, whereby the supplier receives a percentage of our gaming revenue generated from their respective casino games played utilizing our technology. In exchange, DraftKings receives a limited license to offer the games to users in jurisdictions where use is approved by the relevant regulatory authorities. Revenue generated through our self-developed major casino games, such as blackjack, results in higher retained revenue by DraftKings.

Daily Fantasy Sports — Since our launch, we have monetized our DFS product offering, including Pick6, by facilitating peer-to-peer play, whereby contestants compete against each other for prize money. We provide contestants with technology that establishes DFS contests, scores the contests, distributes the prizes and performs other administrative activities to enable the “skin-in-the-game” sports fan experience. Our revenue from DFS consists of the difference between the entry fees collected and the amounts paid out to contestants as prizes in a period.

Digital Lottery Courier — Our digital lottery courier product offering facilitates the purchase of official state lottery tickets on behalf of customers through a mobile application or website. Revenue is earned primarily from service fees for processing and fulfilling ticket orders, along with commissions earned from state lotteries on ticket sales and certain winning tickets, where applicable. Revenue is not recognized from the face value of lottery tickets or customer prize winnings, as the service acts solely as a courier and assumes no risk from game outcomes.

Prediction Markets — DraftKings Predictions launched on December 19, 2025, formally entering prediction markets under the oversight of the U.S. Commodity Futures Trading Commission (“CFTC”) and is a new standalone mobile app and web product that allows eligible customers to trade on real-world outcomes across a wide range of markets, including sports and financial markets. DraftKings acts as an introducing broker, and therefore revenue is generated from introducing fees, paid by futures commission merchants, and is recognized when customer trades occur.

Reducing the revenues attributable to our Sportsbook, iGaming, DFS, digital lottery courier and prediction markets product offerings is the portion of gross revenue that we allocate to new and existing user incentives and promotions, which are awarded as a result of game play or at our discretion, through loyalty programs, free plays, deposit bonuses, discounts, rebates or other rewards. We leverage our return-on-investment models that are based on gross profit paybacks, lifetime value, player segmentation and user and revenue retention to determine appropriate promotional levels.

Seasonality

Our business experiences seasonality primarily based on the relative popularity of certain sports. Although sporting events occur throughout the year, our users are typically most active in the fourth quarter due to the overlapping calendars of the NFL and NBA seasons, which are the most popular sports on our Sportsbook product offering.

Our Technology and Product Development

In order to build the best product offerings, we have invested in core disciplines across our technology, analytics and marketing, which have allowed us to rapidly innovate and bring new experiences to market while gaining a unique understanding of our users. The result has been leadership in our industry, fueled by a brand reputation and a depth of user trust that we believe has set us apart from our competitors.

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

Marketing

Customer Acquisition and Retention — Our ability to effectively market is paramount to our operational success. Utilizing a blend of analytics and data science as our foundation, we leverage our marketing to acquire, retain and reactivate users while building trusted consumer-facing brands such as DraftKings, Golden Nugget Online Gaming (“GNOG”) and Jackpocket. We use a variety of marketing channels, in combination with compelling offers and exciting product innovations, to achieve our objectives. Furthermore, we optimize our marketing spend with a data driven approach. Our marketing spend is based on a return-on-investment model that considers a variety of factors, including the performance of different marketing channels, predicted lifetime value and behavior of users across various product offerings, the location of our users and our estimate of when enabling legislation and regulations for sports betting and iGaming may come to fruition.

Where paid marketing is concerned, we leverage a broad array of advertising channels, including television, radio, social media platforms, search and influencer marketing. Much of our advertising is distributed on a national basis to realize efficiencies on buying media on the national versus local market. Our marketing expenditures can be highly seasonal based on the sport calendar for our sports products while our iGaming advertising has a more consistent and more local approach. Our digital lottery courier marketing through the Jackpocket brand focuses on draw-based and scratch lottery, oriented around operating jurisdictions while leveraging national spending for efficiencies for draw-based lottery.

In addition to traditional paid advertising channels, we cross-promote our product offerings to our users through internal channels such as email and push notifications. Additionally, we encourage our users to refer new users through our “Refer-a-Friend” program and engage with each other on Discord channels.

League, Team, and Media Relationships — We maintain relationships with sports leagues and professional sports teams to improve our brand awareness, improve user retention and create unique collaborative integrations for our users.

We also maintain strategic relationships with leading media companies including ESPN, NBC and Amazon. DraftKings is the official sportsbook and odds provider of ESPN, working with that network to responsibly promote DraftKings verticals across Disney properties.

Distribution

We distribute our online sportsbook, iGaming, DFS, digital lottery courier and prediction markets product offerings through various channels, including traditional websites, direct app downloads and global direct-to-consumer digital platforms such as the Apple App Store and the Google Play Store. These two digital platforms are the main distribution channels for our product offerings. Our product offerings are delivered as a free application through both the Apple App Store and Google Play Store and are also accessible via mobile and traditional websites. We derive nearly all of our revenue through product offerings distributed via the Apple App Store, Google Play Store and via traditional websites. For all of our product offerings, neither Apple nor Google takes any revenue share for distribution.

Intellectual Property

Our business substantially relies on the creation, acquisition, use and protection of intellectual property. Some of this intellectual property is in the form of software code, patented technology and trade secrets that we use to develop and properly run our Sportsbook, iGaming, DFS, digital lottery courier and prediction markets product offerings and related services. We also create intellectual property that includes proprietary sports betting, iGaming, digital lottery courier, prediction markets and DFS-related technology and content, as well as proprietary data acquired from the use of those product offerings.

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

We protect our intellectual property rights by relying on federal, state and common law rights as well as contractual restrictions. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors and confidentiality agreements with third parties. We also engage in monitoring the activities of third parties with respect to potential infringing uses of our intellectual property by third parties.

We actively seek patent protection covering inventions originating from us and, from time to time, review opportunities to acquire patents to the extent we believe such patents may be useful or relevant to our business.

In addition to these contractual arrangements, we also rely on a combination of trade secrets, copyrights, trademarks, trade dress, domain names and patents to protect our product offerings and other intellectual property. We typically own the copyright to the software code to our content, as well as trademarks under which our Sportsbook, iGaming, digital lottery courier, prediction markets and DFS product offerings and related services are marketed. We pursue the registration of our domain names, trademarks and service marks in the United States and in locations outside the United States. Our registered trademarks in the United States include “DraftKings” and the names of certain of our brands, product offerings, services and applications, among others.

Competition

We operate in the global entertainment and gaming industries, primarily with our Sportsbook, iGaming, DFS, and digital lottery courier product offerings, and the prediction markets industry, with our prediction markets product offering. Our users face a vast array of entertainment and engagement choices. Other forms of entertainment, such as television, movies, sporting events and in-person casinos, are more well established and may be perceived by our users to offer greater variety, affordability, interactivity and enjoyment. We compete with these and other forms of entertainment for the discretionary time and income of our users.

The specific industries in which we operate are characterized by dynamic customer demand and technological advances, and there is significant competition among online gaming and entertainment providers. A number of established, well-financed companies producing online gaming and/or interactive entertainment or prediction markets products and services compete with our product offerings, and other well-capitalized companies may introduce competitive services. There has also been consolidation among competitors in the entertainment and gaming industries, and such consolidation and future consolidation could result in the formation of larger competitors with increased financial resources and altered cost structures, which may enable them to offer more competitive products, gain larger market share, expand their product offerings and broaden their geographic scope of operations.

Human Capital Resources

As a multinational technology company with over 5,500 employees located in thirteen countries, our business success is driven by our highly skilled workforce.

At DraftKings, we recognize that engaging and developing our employees is a key to our success, and we rely on attracting and retaining our talent to deliver on DraftKings’ goal to be a leader in today’s fast-growing global entertainment and gaming industries. We routinely measure our employees’ level of engagement and satisfaction through a bi-annual engagement survey. These surveys ensure we hear directly from our employees on how we can better focus on the following areas: (i) alignment with DraftKings’ mission/vision and in-role clarity, (ii) manager effectiveness, (iii) growth opportunities, (iv) belonging, (v) work-life balance, (vi) rewards and recognition, (vii) enablement and (viii) overall satisfaction.

We have committed to and formalized employee development programs that support belonging and promote creativity and innovation through various leadership and talent management programs. DraftKings’ talent training programs are designed to provide increased career and internal mobility for our employees, identify development opportunities, and proactively support succession planning.

We also offer our employees a holistic total rewards package with competitive compensation and premier health and welfare programs for employees and their dependents. In addition, most full-time employees receive an equity award upon hire. Approximately half of our employees are also eligible for equity awards on a recurring basis to align compensation with long-term stockholder interests and to allow employees to participate in the Company’s financial success. Our paid time off programs enable our workforce to enjoy personal time away from their job responsibilities.

Government Regulation

DraftKings is subject to various U.S. and foreign laws and regulations that affect our ability to operate our Sportsbook, iGaming, DFS, digital lottery courier and prediction markets product offerings. These product offerings are generally subject to regulations that could change based on political and social norms and that could be interpreted in ways that could negatively impact our business.

The gaming industry (inclusive of our Sportsbook and iGaming product offerings) is regulated, and we must maintain licenses and pay gaming taxes or a percentage of revenue where required by the jurisdictions in which we operate in order to continue our operations. Our business is subject to regulation under the laws, rules and regulations of the jurisdictions in which we operate. These laws, rules and regulations generally concern the responsibility, financial stability, integrity and character of the owners, managers and persons with material financial interests in the gaming operations along with the integrity and security of sports betting and iGaming product offerings. Violations of laws or regulations in one jurisdiction could result in disciplinary action in that and other jurisdictions.

Gaming laws are generally based upon declarations of public policy designed to protect gaming consumers and the viability and integrity of the gaming industry. Gaming laws also may be designed to protect and maximize state and local tax revenues as well as to enhance economic development and tourism. To accomplish these public policy goals, gaming laws establish procedures to ensure that participants in the gaming industry meet certain standards of character and responsibility.

Through our subsidiary GUS III, LLC d/b/a DraftKings Predictions, we also facilitate trading of event contracts for our customers. DraftKings Predictions is registered with the CFTC as an introducing broker (“IB”) and is a member of the National Futures Association (the “NFA”). The Commodity Exchange Act (the “CEA”) governs the cleared swaps industry in the U.S. and is administered by the CFTC. The NFA rules apply to DraftKings Predictions operations with respect to cybersecurity, marketing, and supervision.

On October 21, 2025, DraftKings acquired Railbird Technologies Inc. (“Railbird”) and its subsidiary, Railbird Exchange, LLC, a registered designated contract market (“DCM”) licensed by the CFTC. DCMs are exchanges on which futures, options, and swaps are traded. DCMs are subject to regulation by the CFTC including provisions regarding corporate governance, market surveillance, and systems safeguards.

The CFTC also has rules and regulations with respect to the minimum amount of capital or other financial resources required to be maintained by its regulated entities, including IBs, such as DraftKings Predictions, and DCMs, such as Railbird.

If DraftKings Predictions fails to maintain its required capital or if Railbird fails to maintain its required financial resources, they may be subject to suspension or revocation of their registration by regulatory authorities and suspension or expulsion by these regulators could lead to the liquidation of each entity.

We operate in a regulated industry and must adapt to changes in laws and regulations like all companies in the prediction markets industry. Interpreting and applying evolving laws and regulations to our business is complex in the current environment of heightened scrutiny of the conduct of financial services firms and increasing penalties for violations of applicable laws and regulations. We might fail to establish and enforce procedures that comply with applicable legal requirements and regulations. We might be adversely affected by new laws or regulations, changes in the interpretation of existing laws or regulations, or more rigorous enforcement. For instance, there are currently numerous lawsuits challenging the CFTC’s exclusive jurisdiction over event contracts under the CEA, with a specific focus on sports event contracts. Depending upon the ultimate resolution of this litigation, we may not be able to continue to offer certain event contracts and potentially could be subject to adverse litigation and regulatory actions for doing so. The CFTC or NFA may also adopt new rules or guidance for events contracts. Our ability to offer certain products may also be impacted by actions taken by government regulators. There is a risk that regulators could request or require us to cease offering specific products or services. Such regulatory actions could lead to the suspension or termination of product offerings, which may result in increased compliance costs, financial losses, and negative publicity.

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

Gaming laws in certain jurisdictions require DraftKings Inc., and each of its subsidiaries engaged in gaming operations, certain of our directors, officers and employees and, in some cases, certain of our stockholders to obtain licenses from gaming authorities. Such licenses typically require a determination that the applicant qualifies or is suitable to hold the license. When determining whether to grant such a license to an applicant, gaming authorities generally consider: (i) the financial stability, integrity and responsibility of the applicant (including verification of the applicant’s sources of funding); (ii) the quality and security of the applicant’s online real-money gaming platform, hardware and related software (including the platform’s ability to operate in compliance with local regulation, as applicable); (iii) the applicant’s history; (iv) the applicant’s ability to operate its gaming business in a socially responsible manner; and (v) in certain circumstances, the effect on competition.

Gaming authorities may, subject to certain administrative procedural requirements: (i) deny an application, or limit, condition, revoke or suspend any license issued by them; (ii) impose fines, either on a mandatory basis or as a consensual settlement of regulatory action; (iii) demand that named individuals or stockholders be disassociated from a gaming business; and (iv) in serious cases, liaise with local prosecutors to pursue legal action, which may result in civil or criminal penalties.

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

Product-Specific Licensing

Sportsbook

As of February 10, 2026, 39 U.S. states, the District of Columbia and Puerto Rico have some form of authorized sports betting. Of those 41 jurisdictions, 33 have legalized online sports betting. All 33 jurisdictions are live, and DraftKings operates in 27 of them. As of February 10, 2026, we operate our online sports betting product offering via the DraftKings Sportsbook app in Arizona, Colorado, Connecticut, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Missouri, New Hampshire, New Jersey, New York, North Carolina, Ohio, Oregon, Pennsylvania, Tennessee, Vermont, Virginia, Washington, D.C., West Virginia and Wyoming pursuant to our licenses, temporary licenses or executed vendor agreements granted by the gaming or lottery commission of such states, specifically, the Arizona Department of Gaming, State of Colorado Department of Revenue Division of Gaming, State of Connecticut Department of Consumer Protection, the District of Columbia Office of Lottery and Gaming, the Illinois Gaming Board, the Indiana Gaming Commission, the Iowa Racing and Gaming Commission, the Kansas Racing and Gaming Commission, the Kentucky Horse Racing and Gaming Corporation, the Louisiana Gaming Control Board, the Maine Gambling Control Unit, the Maryland Lottery and Gaming Control Agency, the Massachusetts Gaming Commission, the Michigan Gaming Control Board, the Missouri Gaming Commission, the New Hampshire Lottery Commission, the New Jersey Division of Gaming Enforcement, the New York State Gaming Commission, the North Carolina State Lottery Commission, the Ohio Casino Control Commission, the Oregon State Lottery, the Pennsylvania Gaming Control Board, the Tennessee Sports Wagering Council, the Vermont Department of Liquor and Lottery, the Virginia Lottery, the West Virginia Lottery Commission and the Wyoming Gaming Commission. Additionally, DraftKings operates its online sports betting product offering in the Canadian province of Ontario pursuant to a registration approved by the Alcohol and Gaming Commission of Ontario.

In addition to our DraftKings-branded sports betting product offering, we operate our GNOG branded online sports betting product offering via the GNOG Sportsbook app in Arizona pursuant to our licenses granted by the state’s gaming or lottery commission as described above.

We also operate retail sportsbooks in Arizona, Colorado, Connecticut, Illinois, Iowa, Kansas, Kentucky, Louisiana, Michigan, Mississippi, New Hampshire, New Jersey, Washington, Wisconsin and Puerto Rico pursuant to state, territorial and/or tribal regulatory regimes.

On May 14, 2018, the U.S. Supreme Court issued an opinion determining that the Professional and Amateur Sports Protection Act (“PASPA”) was unconstitutional. PASPA prohibited certain states from “authorizing by law” any form of sports betting. In striking down PASPA, the U.S. Supreme Court opened the potential for state-by-state authorization of sports betting. Several states and territories, including Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, North Dakota, Ohio, Oregon, Pennsylvania, Rhode Island, South Dakota, Tennessee, Vermont, Virginia, Washington, Washington, D.C., West Virginia, Wisconsin, Wyoming and Puerto Rico already have authorized some form of sports betting online or in brick-and-mortar establishments. Sports betting in the United States is subject to additional laws, rules and regulations at the state level. See “Risk Factors — Risk Factors Relating to our Business and Industry — Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business. Any change in existing regulations or their interpretation, or the regulatory climate applicable to our product offerings and services, or changes in tax rules and regulations or interpretation thereof related to our product offerings and services, could adversely impact our ability to operate our business as currently conducted or as we seek to operate in the future, which could have a material adverse effect on our financial condition and results of operations.”

iGaming

As of February 10, 2026, we operate our DraftKings-branded iGaming product offering in New Jersey pursuant to a license granted by the New Jersey Division of Gaming Enforcement, in Connecticut pursuant to a license granted by the State of Connecticut Department of Consumer Protection, in Michigan pursuant to a license granted by the Michigan Gaming Control Board, in the Canadian Province of Ontario pursuant to a license granted by the Alcohol and Gaming Commission of Ontario, in Pennsylvania pursuant to a license granted by the Pennsylvania Gaming Control Board and in West Virginia pursuant to a license granted by the West Virginia Lottery. In addition, we operate our GNOG-branded iGaming product offering in Michigan, New Jersey, Pennsylvania, West Virginia, and Ontario, Canada subject to licenses issued by the Michigan Gaming Control Board, the New Jersey Division of Gaming Enforcement, Pennsylvania Gaming Control Board, the West Virginia Lottery and the Alcohol and Gaming Commission of Ontario, respectively.

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

Daily Fantasy Sports

As of February 10, 2026, our DFS product offering is available in 44 U.S. states, the District of Columbia, and certain provinces in Canada. In those states that currently require a license or registration for DFS operations, DraftKings has either obtained the appropriate license or registration or a provisional license from the relevant regulatory authority or is operating pursuant to a grandfathering clause that allows operation pending the availability of licensing applications and subsequent grant of a license. Various state laws and regulations govern our licenses, but generally such state laws and regulations define paid fantasy sports, establish the rules concerning the application and licensure procedures for gaming operators in the fantasy sports business and regulate practices for paid fantasy sports deemed to be detrimental to the public interest. As part of the licensing process, we must submit, in some jurisdictions, materials on our operations, including our technology and data security, age verification of contestants, segregation of account funds and responsible gaming initiatives.

In the United States, our DFS licenses are generally granted for a predetermined period of time (typically ranging from one to four years) or require documents to be supplied on a regular basis in order to maintain our licenses.

Prediction Markets

In the United States, prediction markets are regulated as DCMs, which are subject to the exclusive jurisdiction of the CFTC. The CEA requires that DCMs satisfy the core principles and the CFTC’s regulations governing all aspects of a DCM’s operations as a derivatives exchange. Applicants for DCM licensure must submit materials describing the legal sufficiency of their proposed operations. As a registered DCM, Railbird must provide periodic reporting to the CFTC and is subject to examination to demonstrate its ongoing compliance with all applicable statutory and regulatory requirements.

Entities operating as intermediaries in prediction markets are required to register with the CFTC and become members of the NFA. To become a registered IB, DraftKings Predictions was required to submit materials regarding its proposed business, its governance, and its capital sufficiency. On an ongoing basis, DraftKings Predictions will be subject to periodic examination by the NFA and is required to file semi-annual financial statements and submit to an annual financial audit.

Data Protection and Privacy

In addition to our licensing regime for our product offerings, we also take significant measures to protect users’ privacy and data. Our programs are described in further detail below.

Because we handle, collect, store, receive, transmit and otherwise process certain personal information of our users and employees, we are subject to U.S. federal and state laws and foreign laws related to the privacy and protection of such data, and we may also face particular privacy, data security and data protection risks in connection with requirements under the amended California Consumer Privacy Act and its implementing regulations, Virginia’s Consumer Data Protection Act, the General Data Protection Regulation of the European Union (EU) 2016/679 (the “GDPR”) and other data protection regulations. Any failure to comply with these rules may result in regulatory fines or penalties including orders that require us to change the way we process data. In the event of a data breach, we are also subject to breach notification laws in the jurisdictions in which we operate, including under the GDPR, and the risk of litigation and regulatory enforcement actions.

Any significant change to applicable laws, regulations, interpretations of laws or regulations or market practices regarding the use of personal data, or regarding the manner in which we seek to comply with applicable laws and regulations, could require us to make modifications to our product offerings, services, policies, procedures, notices and business practices, including potentially material changes. Such changes could potentially have an adverse impact on our business.

Compliance

We have developed and implemented an internal compliance program to help ensure that we comply with legal and regulatory requirements imposed on us in connection with our Sportsbook, iGaming, DFS and prediction markets product offerings. Our compliance program focuses on, among other things, reducing and managing problematic gaming and providing tools to assist users in making educated choices related to gaming activities.

Responsible Gaming

Responsible Gaming is fundamental to DraftKings’ mission. We make tools and resources available to all our customers to support responsible play. All employees receive annual responsible gaming training, and customer-facing employees receive additional training.

Available Information

Our internet address is www.DraftKings.com. Our website and the information contained therein or linked thereto are not part of this Annual Report. We make available free of charge through our internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, registration statements and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the U.S. Securities and Exchange Commission (the “SEC”). The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at www.sec.gov.

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
•Despite our security measures, our information technology systems and infrastructure are vulnerable to cybersecurity incidents arising from attacks by hackers or breaches due to employee error, malfeasance or other disruptions. Any such cybersecurity incident could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen, which could damage our reputation, cause a loss of confidence in our product offerings or services or otherwise adversely affect our business.
•We rely on strategic relationships with casinos, tribes and horse-tracks in order to be able to offer our Sportsbook and iGaming product offerings in certain jurisdictions. If we cannot establish and manage such relationships with such partners, our business, financial condition and results of operations could be adversely affected.
•Our business model depends upon the continued compatibility between our apps and the major mobile operating systems and upon third-party platforms for the distribution of our product offerings. If Google Play or the Apple App Store prevent users from downloading our apps or augment the restrictions on advertising to our users, our ability to grow our revenue, profitability and prospects may be adversely affected.

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
•Our growth prospects depend on the legal status of real-money gaming in various jurisdictions, predominantly within the United States, and legalization may not occur in as many jurisdictions as we expect, or may occur at a slower pace than we anticipate. Additionally, even if jurisdictions legalize real-money gaming, this may be accompanied by legislative or regulatory restrictions and/or taxes that make it impracticable or less attractive to operate in those jurisdictions, the process of implementing regulations or securing the necessary licenses to operate in a particular jurisdiction may take longer than we anticipate, or existing laws or regulations may be changed or interpreted adversely, any of which could adversely affect our future results of operations and make it more difficult to meet our expectations for financial performance.
•Our growth prospects and market potential depend on our ability to obtain licenses to operate in a number of jurisdictions, and if we fail to obtain and subsequently maintain such licenses, our business, financial condition, results of operations and prospects could be impaired.
•We have been, and continue to be, the subject of governmental investigations and inquiries with respect to the operation of our businesses, and we could be subject to future governmental investigations and inquiries, legal proceedings and enforcement actions. Any such investigation, inquiry, legal proceeding or enforcement action could adversely affect our business.
•Negative events or negative media coverage relating to, or a declining popularity of, sports betting, online sports betting, DFS, the underlying sports or athletes, iGaming or prediction markets, or other negative coverage may adversely impact our ability to retain or attract users, which could have an adverse impact on our business.
•Due to the nature of our business, we are subject to taxation in a number of jurisdictions, and changes in, or new interpretations of, tax laws, tax rulings or their application by tax authorities could result in additional tax liabilities and could materially affect our financial condition and results of operations. We have been, and continue to be, subject to periodic audits and examinations by the Internal Revenue Service (the “IRS”), as well as state and local taxing authorities, the results of which may materially impact our financial statements in the period in which the audit or examination occurs.
•The trading price of our Class A common stock has been, and will likely continue to be, volatile, and you could lose all or part of your investment.
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

We operate in the global entertainment and gaming industries. Our users face a vast array of entertainment choices. Other forms of entertainment, such as television, movies, sporting events and in-person casinos, are more well-established and may be perceived by our users to offer greater variety, affordability, interactivity and enjoyment. We compete with these other forms of entertainment for the discretionary time and income of our users. If we are unable to sustain sufficient interest in our Sportsbook, iGaming, DFS, digital lottery courier and prediction markets product offerings in comparison to other forms of entertainment, including new forms of entertainment, our business model may not continue to be viable.

The specific industries in which we operate are characterized by dynamic customer demand and technological advances, and there is significant competition among online gaming and entertainment providers. A number of established, well-financed companies producing online gaming, interactive entertainment products, prediction markets and services compete with our product offerings, and other well-capitalized companies may introduce competitive services. Such competitors may spend more money and time on developing and testing products and services, undertake more extensive marketing campaigns, adopt more aggressive pricing or promotional policies or otherwise develop more commercially successful products or services than ours, which could negatively impact our business. Our competitors may also develop products, features, or services that are similar to ours or that achieve greater market acceptance. Such competitors may also undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. Furthermore, new competitors, whether licensed or not, may enter the gaming industry. There has also been considerable consolidation among competitors in the entertainment and gaming industries, and such consolidation and future consolidation could result in the formation of larger competitors with increased financial resources and altered cost structures, which may enable them to offer more competitive products, gain a larger market share, expand product offerings and broaden their geographic scope of operations. If we are not able to maintain or improve our market share, or if our product offerings do not continue to be popular, our business could suffer.

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

The global and U.S. economies experienced tepid growth immediately following the global financial crisis in 2008 – 2009 and more recently experienced a period of increased volatility during the global COVID-19 pandemic. Ongoing or intensifying economic weakness, including recessions, economic slowdowns, uncertainties in the global financial markets and other adverse economic conditions, including inflation, changes in monetary policy and volatile interest rates, actual or perceived instability in the global banking sector, changes in the labor market, supply chain disruptions or other changes in economic and political conditions, may result in a material adverse effect on our business, financial condition, results of operations or prospects.

In addition, changes in general market, economic and political conditions in domestic and foreign economies or financial markets, including fluctuation in stock markets resulting from, among other things, trends in the economy as a whole, may reduce users’ disposable income and advertisers’ budgets. Any one of these changes could have a material adverse effect on our business, financial condition, results of operations or prospects.

Certain of our operations are in non-U.S. jurisdictions and are subject to the economic, political, regulatory, and other risks of international operations.

We conduct business in numerous countries that carry high levels of currency, political, compliance and economic risk. For example, we have offices in Ukraine and Israel, and the military conflict between Russia and Ukraine and conflicts or geopolitical instability in the Middle East and any business interruptions or other spillover effects from such conflicts could adversely affect our operations. Operations in non-U.S. jurisdictions can present many risks, including volatility in gross domestic product and rates of economic growth, financial and governmental instability, cultural differences (such as employment and business practices) and the imposition of exchange and capital controls.

Instability and uncertainties arising from the global geopolitical environment and the evolving international and domestic political, regulatory and economic landscape, including the potential for changes in global trade policies, including sanctions, tariffs and other trade barriers, and trends such as populism, economic nationalism and negative sentiment toward multinational companies, as well as the cost of compliance with increasingly complex and often conflicting regulations worldwide, can impair our flexibility in modifying our product offerings, marketing, hiring or other strategies for growing our businesses, as well as our ability to improve productivity and maintain acceptable operating margins.

The United States and other countries have and may in the future implement actions, including trade actions, tariffs, export controls, and sanctions, against other countries or localities, which along with any retaliatory measures could increase costs, adversely affect our operations or adversely affect our ability to meet contractual and financial obligations. For example, since 2025, the United States has announced new tariffs and trade measures with respect to certain U.S. trading partners, which have had and could continue to have a significant impact on the macroeconomic environment and could adversely affect demand for our products and services. Additionally, it is possible that the Russia-Ukraine conflict or conflicts and geopolitical instability in the Middle East may escalate or expand, and the scope, extent and duration of the military action, current or future sanctions and resulting market and geopolitical disruptions could be significant. While to date sanctions and export controls have not had a material impact on our business, it is possible that these measures, as well as any countervailing responses, could adversely affect us and/or our supply chain, business counterparties or customers.

While these factors and their impact are difficult to predict, any one or more of them could have a material adverse effect on our competitive position, results of operations, financial condition or liquidity.

Reductions in discretionary consumer spending could have an adverse effect on our business, financial condition, results of operations and prospects.

Our business is particularly sensitive to reductions from time to time in discretionary consumer spending. Demand for entertainment and leisure activities, including gaming, can be affected by changes in the economy and consumer preferences, both of which are difficult to predict and beyond our control. Unfavorable changes in general economic conditions, including recessions, economic slowdowns, sustained high levels of unemployment and rising prices or the perception by consumers of weak or weakening economic conditions, may reduce our users’ disposable income or result in fewer individuals engaging in entertainment and leisure activities, such as sports betting, online gaming or DFS, or certain investment activities, such as prediction markets. As a result, we cannot ensure that the demand for our product offerings will remain consistent. Adverse developments affecting economies throughout the world, and particularly in the United States, including a general tightening of availability of credit, decreased liquidity in certain financial markets, volatile inflation and interest rates, foreign exchange fluctuations, increased energy costs, the impact of higher tariffs or escalating trade disputes, acts of war or terrorism, transportation disruptions, natural disasters, declining consumer confidence, sustained high levels of unemployment or significant declines in stock markets, as well as concerns regarding pandemics, epidemics and the spread of contagious diseases, could lead to a reduction in discretionary spending on leisure activities, such as our Sportsbook, iGaming, DFS, digital lottery courier and prediction markets product offerings.

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

Our financial results in any given quarter may be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including the impact of seasonality and our betting results, and the other risks and uncertainties set forth herein. In particular, our Sportsbook, DFS and prediction markets operations have significant exposure to, and may be materially impacted by, sporting events and seasons, which can result in short-term volatility in betting win margins and user engagement, thus impacting revenues. Consumer engagement with our Sportsbook, iGaming, DFS, digital lottery courier and prediction markets product offerings may decline or fluctuate as a result of a number of factors, including the popularity of the underlying sports, the user’s level of satisfaction with our product offerings, our ability to improve and innovate, our ability to adapt our product offerings, outages and disruptions of online services, the availability of live sporting events, the services offered by our competitors, our marketing and advertising efforts or declines in consumer activity generally as a result of economic downturns, among others. Any decline or fluctuation in the recurring portion of our business may have a negative impact on our business, financial condition, results of operations or prospects.

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

We have a history of losses and we may not be consistently profitable in the future.

We achieved profitability on a net income basis for the year ended December 31, 2025. However, we have historically experienced cumulative net losses and negative cash flows from operations. We recognized net income in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) of $3.7 million in the year ended December 31, 2025 and net loss in accordance with U.S. GAAP of $507.3 million in the year ended December 31, 2024. We may continue to experience losses in the future, and we cannot assure you that we will maintain or increase our level of profitability. We expect our operating expenses to increase in the future as we expand our operations. If our revenue does not grow at a greater rate than our expenses, we will not be able to maintain or increase profitability. We may incur significant losses in the future for many reasons, including those described in the other risks and uncertainties described in this Annual Report. Additionally, we may encounter unforeseen expenses, operating delays, or other unknown factors that may result in losses in future periods. If our expenses exceed our revenue, our business may be negatively impacted, and we may not maintain or increase profitability.

Our results of operations fluctuate due to seasonality and other factors and, therefore, our periodic operating results are not guarantees of future performance.

Our Sportsbook, DFS and prediction markets operations fluctuate due to seasonal trends and other factors. A majority of our current Sportsbook and DFS handle and entry fees are and will continue to be generated from bets placed on, or contests relating to, the NFL and the NBA. As such, our historical revenues generally have been highest in the fourth quarter primarily due to the overlapping time frame of the NFL and NBA seasons. In addition, the NFL and NBA have their own respective off-seasons, which may cause decreases in our revenues during such periods. In addition, we believe that significant sporting events such as the playoffs and championship games tend to impact, among other things, revenues from operations, key metrics and customer activity, and, as such, our revenues may be impacted when those games occur. Our revenues have been, and in the future may be, affected by the scheduling of major sporting events that do not occur annually, such as the World Cup, or the cancellation or postponement of sporting events. In addition, certain individuals or teams advancing or failing to advance and their scores and other results within specific tournaments, games or events has in the past enhanced, and may in the future enhance, the impact of seasonality and other factors that impact our financial performance.

The success, including win or hold rates, of existing or future sports betting and iGaming product offerings depends on a variety of factors and is not completely controlled by us.

The sports betting and iGaming industries are characterized by an element of chance. Accordingly, we employ theoretical win rates to estimate what a certain type of sports bet or iGame, on average, will win or lose in the long run. Net win is impacted by variations in the hold percentage (the ratio of net win to total amount wagered) or actual outcome, on our iGames and sports bets we offer to our users. We use hold percentage as an indicator of an iGame’s or sports bet’s performance against its expected outcome. Although each iGame or sports bet generally performs within a defined statistical range of outcomes, actual outcomes may vary for any given period. In addition to the element of chance, win rates (hold percentages) may also (depending on the game involved) be affected by the spread of limits and factors that are beyond our control, such as a user’s experience and behavior, the mix of games played, the financial resources of users, the volume of bets placed and the amount of time spent engaging with our product offerings. As a result of the variability in these factors, the actual win rates on our iGames and sports bets may differ from the theoretical win rates we have estimated and could result in the winnings of our users exceeding those anticipated. The variability of win rates (hold rates) also has the potential to negatively impact our business, financial condition, results of operations, and prospects.

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

We use artificial intelligence, machine learning, data science and similar technologies in our business, and challenges with properly managing such technologies could result in reputational harm, competitive harm and legal liability, and adversely affect our results of operations.

We use artificial intelligence (including generative artificial intelligence), machine learning, data science and similar technologies (collectively, “AI”) in our technology and infrastructure, which may become more important in our operations over time. Our competitors or other third parties may incorporate AI in a similar or different manner, and may do so more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Third-party AI tools may be deemed to be infringing on third party intellectual property rights (including as a result of being trained on unauthorized materials) or may contain insufficient safeguards, matters over which we may have no or limited visibility or control. Additionally, if the content, analyses, materials, software, or recommendations that AI produces or assists in producing (or actions that AI systems, including AI agents, take) are, or are alleged to be, infringing or otherwise violating of others’ rights (including intellectual property rights), or illegal, we may be subject to legal liability or our business, reputation, financial condition and results of operations may otherwise be adversely affected.

In addition, customers or other third parties may use AI-powered bots or similar computer programs to interfere with or attempt to gain an unfair advantage in connection with our products or offerings, which could adversely affect our business and results of operations.

The use of AI (and, in particular, generative AI) can lead to unintended consequences, including the generation of outputs that appear correct but are factually inaccurate, misleading or are otherwise flawed, which could harm our reputation and business. The content, analysis, materials, software, recommendations and other outputs produced by AI (and, in particular, generative AI), may be subject to limited or no intellectual property or other proprietary protection. We may lose intellectual property and other proprietary rights in any data, content, confidential information, trade secrets, or other materials that we provide as inputs to AI technology. If we are unable to assert proprietary rights in such outputs or inputs against use by third parties, we may experience competitive harm, and our financial condition and results of operations may be adversely affected. We may experiment with or deploy AI agents or other AI-enabled automation that can plan, make decisions, and take actions with reduced human prompting or oversight. Such autonomous systems may increase the risk of unintended, unauthorized or harmful outcomes, including where such systems interact with other systems or third-party tools, data sources or vendors.

In addition, the use of AI may result in violations of applicable data security or data privacy laws, or in cybersecurity incidents that implicate the personal data of end customers, employees or other third parties. Any such violation or cybersecurity incidents related to our use of AI could result in legal liability or otherwise adversely affect our reputation and results of operations. If our use of AI becomes controversial, we may experience brand or reputational harm or competitive harm. AI is subject to a dynamic and rapidly evolving legal and regulatory environment, the extent and scope of which may in many instances be uncertain and may vary (or conflict) across jurisdictions. Such laws and regulations (which have begun to take effect) impose compliance obligations and penalties and may require us to make modifications to our products, services, policies, procedures and business practices. Compliance with existing and potential government regulation of AI may require significant resources, including to develop, test and maintain platforms, offerings, services and features to help us implement AI in accordance with applicable law, and to minimize other adverse effect on our results of operations.

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

If our user base and engagement continue to grow, and the amount and types of product offerings continue to grow and evolve, we will need an increasing amount of technical infrastructure, including network capacity, computing power and possible increasing reliance on third-party providers, to continue to satisfy our users’ needs. Such infrastructure expansion may be complex, and unanticipated delays in completing these projects or availability of components may lead to increased project costs, operational inefficiencies, or interruptions in the delivery or degradation of the quality of our product offerings. In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, and which may only become evident after we have started to fully use the underlying equipment or software, that could further degrade the user experience or increase our costs. As such, we could fail to continue to effectively scale and grow our technical infrastructure to accommodate increased demands. In addition, our business may be subject to interruptions, delays or failures resulting from adverse weather conditions, other natural disasters, power loss, terrorism, cybersecurity incidents, public health emergencies or other catastrophic events.

We believe that if our users have a negative experience with our product offerings, or if our brand or reputation is negatively affected, our users may be less inclined to continue or resume utilizing our product offerings or to recommend our product offerings to other potential users. As such, a failure or significant interruption in our service could harm our reputation, business and operating results.

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

We rely on encryption and authentication technology licensed from third parties in an effort to securely transmit confidential and sensitive information, including credit card numbers. Advances in computer capabilities, new technological discoveries or other developments may result in the whole or partial failure of this technology to protect transaction data or other confidential and sensitive information from being breached or compromised. In addition, websites are often attacked through compromised credentials, including those obtained through phishing and credential stuffing. Our cybersecurity measures, and those of our third-party service providers, may not prevent, detect or hinder all attempts to breach our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our websites, networks and systems or that we or such third parties otherwise maintain, including payment card systems, which may subject us to fines or higher transaction fees or limit or terminate our access to certain payment methods. We and such third parties may not anticipate, detect or prevent all types of attacks until after they have already been launched. For example, beginning in November 2022, DraftKings was the target of potential credential stuffing attacks, in which it appears that one or more bad actors may have obtained login credentials from a non-DraftKings source and used the credentials to access certain DraftKings players’ accounts. Further, techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers.

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

In addition, users may experience password or other compromises unrelated to our systems that enable an unauthorized party to access or obtain the user’s transaction data or personal information, resulting in the perception that our systems are insecure. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data protection, data security, network and information systems security and other laws and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition, results of operations and prospects. We continue to devote significant resources to protect against cybersecurity incidents and we may need to do so in the future to address problems caused by breaches, including notifying affected users, investigating the matter and responding to any resulting litigation or regulatory investigation or action, which in turn, diverts resources from the growth and expansion of our business.

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

Any of the above circumstances or events may harm our reputation and brand, reduce the availability or usage of our technology, lead to a significant loss of revenue, increase our costs and impair our ability to attract new users, any of which could adversely affect our business, financial condition, results of operations and prospects.

We rely on third-party providers to validate the identity and identify the location of our users, and if such providers fail to perform adequately or provide accurate information or we do not maintain business relationships with them, our business, financial condition, results of operations and prospects could be adversely affected.

There is no guarantee that the third-party geolocation and identity verification systems that we rely on will perform adequately, or be effective. We rely on our geolocation and identity verification systems to ensure we are in compliance with certain applicable laws and regulations, and any service disruption to those systems would prohibit us from operating our product offerings and would adversely affect our business. Additionally, incorrect or misleading geolocation and identity verification data with respect to current or potential users received from third-party service providers may result in us inadvertently allowing access to our product offerings to individuals who should not be permitted to access them, or otherwise inadvertently deny access to individuals who should be able to access our product offerings, in each case based on inaccurate identity or geographic location determination. Our third-party geolocation services provider relies on its ability to obtain information necessary to determine geolocation from mobile devices, operating systems and other sources. Changes, disruptions or temporary or permanent failure to access such sources by our third-party services providers may result in their inability to accurately determine the location of our users. Moreover, our inability to maintain our existing contracts with third-party services providers, or to replace them with equivalent third parties, may result in our inability to access geolocation and identity verification data necessary for our day-to-day operations. If any of these risks materializes, we may be subject to disciplinary action, fines or lawsuits, and our business, financial condition and results of operations could be adversely affected.

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

Although we monitor our use of open source software to avoid subjecting our technology to conditions we do not intend, there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our technology. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Moreover, we cannot assure you that our processes for controlling our use of open source software in our technology will be effective. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement or other liability or be required to seek costly licenses from third parties to continue providing our product offerings on terms that are not economically feasible, to re-engineer our technology, to discontinue or delay the provision of our product offerings if re-engineering could not be accomplished on a timely basis or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition, results of operations and prospects.

We rely on third-party payment processors to process deposits and withdrawals made by our users, and if we cannot manage our relationships with such third parties and other payment-related risks, our business, financial condition, results of operations and prospects could be adversely affected.

We rely on a limited number of third-party payment processors to process deposits and withdrawals made by our users. If any of our third-party payment processors terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate payment processor and may not be able to secure similar terms or replace such payment processor in an acceptable time frame. Further, the software and services provided by our third-party payment processors may not meet our expectations, may contain errors or vulnerabilities or may be compromised or experience outages. Any of these risks could cause us to lose our ability to accept online payments or other payment transactions, make timely payments to our users or access funds or credit in such payment processors or systems, any of which could make our technology less trustworthy and convenient, adversely affect our ability to attract and retain our users and negatively impact our working capital position.

Nearly all of our payments are made by credit card, debit card or through other third-party payment services, which subjects us to certain regulations and the risk of fraud. We may in the future offer new payment options to users that may be subject to additional regulations and risks. We are also subject to a number of other laws and regulations relating to the payments we accept from our users, including with respect to money laundering, money transfers, privacy and information security. If we fail to comply with applicable rules and regulations (including anti-money laundering regulations), we may be subject to civil or criminal penalties, fines and/or higher transaction fees and may lose our ability to accept online payments or other payment card transactions, which could make our product offerings less convenient and attractive to our users. If any of these events were to occur, our business, financial condition, results of operations and prospects could be adversely affected.

For example, if we are deemed to be a money transmitter as defined by applicable regulations, we could be subject to certain laws, rules and regulations enforced by multiple authorities and governing bodies in the United States and numerous state and local agencies who may define money transmitter differently. For example, certain states may have a more expansive view of who qualifies as a money transmitter. Additionally, outside of the United States, we could be subject to additional laws, rules and regulations related to the provision of payments and financial services, and if we expand into new jurisdictions, the foreign regulations and regulators governing our business that we are subject to will expand as well. If we are found to be a money transmitter under any applicable regulation and we are not in compliance with such regulation, we may be subject to fines or other penalties in one or more jurisdictions levied by federal or state or local regulators, including state attorneys general, as well as those levied by foreign regulators. In addition to fines, penalties for failing to comply with applicable rules and regulations could include criminal and civil proceedings, forfeiture of significant assets or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny.

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

We rely on third-party sports data providers for real-time and accurate data for sporting events for our Sportsbook and DFS products, and if such third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition, results of operations and prospects could be adversely affected.

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

Furthermore, if any of our sports data providers terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate provider and may not be able to secure similar terms or replace such providers in an acceptable time frame, or at all. Any of these risks could increase our costs and adversely affect our business, financial condition, results of operations and prospects. Further, any negative publicity related to any of our third-party providers, including any publicity related to regulatory concerns, could adversely affect our reputation and brand and could potentially lead to increased regulatory or litigation exposure.

We rely on other third-party service providers, and if such third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition, results of operations and prospects could be adversely affected.

Our success depends in part on our relationships with third-party service providers. For example, we rely on third parties for content delivery, load balancing and protection against distributed denial-of-service attacks. If those providers do not perform adequately, our users may experience issues or interruptions with their product offering experiences. Furthermore, if any of our providers terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate provider, and may not be able to secure similar terms or replace such providers in an acceptable time frame, or at all. We also rely on other software and services supplied by third parties, such as communications and internal software, and our business may be adversely affected to the extent such software and services do not meet our expectations, contain errors or vulnerabilities, are compromised or experience outages. Any of these risks could increase our costs and adversely affect our business, financial condition, results of operations and prospects. Further, any negative publicity related to any of our third-party providers, including any publicity related to regulatory concerns, could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure.

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

We rely on third-party futures commission merchants, exchanges and market makers for our prediction markets product offerings, and if such third parties do not perform adequately or terminate their relationships with us, our prediction markets and our business, financial condition, results of operations and prospects could be adversely affected.

We rely on third-party market infrastructure providers, including Wedbush Securities Inc. (“Wedbush”) in its capacity as our futures commission merchant (“FCM”) and Chicago Mercantile Exchange Inc. (“CME”) and Crypto.com | Derivatives North America (“CDNA”), each in their capacities as the DCMs on which our prediction markets are listed and derivatives clearing organizations (“DCO”) that clear and settle such contracts. If any of these third parties (other than CME or CDNA in their capacities as DCOs) terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, or if any such third party restricts the services it provides to us (including services relating to prediction markets) or is unwilling or unable to continue to support our product offerings, we would need to find an alternate FCM, DCM or DCO. We may not be able to secure similar terms or replace such providers in an acceptable time frame, or at all. Any such changes could increase our costs, require us to modify or limit our prediction markets offerings or delay the launch of new products.

We also rely upon CME’s and CDNA’s market makers that provide liquidity in certain of our prediction markets. If any of these third parties terminates its relationship with CME or CDNA, as applicable, restricts the services it provides or is unwilling or unable to continue to support our product offerings, our users may have a negative experience with our prediction markets offerings, our brand and reputation may be negatively affected, and users may be less inclined to continue or resume using our prediction markets or to recommend our offerings to others. Any such changes could require us to modify or limit our prediction markets offerings, delay the launch of new products, and adversely affect our business, financial condition, results of operations and prospects.

The software, technology and services provided by Wedbush, CME, CDNA and CME’s and CDNA’s market makers may not meet our expectations, may contain errors or vulnerabilities or may be compromised or experience interruptions or outages. For example, issues with order routing, trade execution, clearing or settlement, market data, connectivity, pricing or quoting could cause us to lose the ability to list or maintain certain prediction markets, impair customers’ ability to place or close positions, delay settlement or result in us incorrectly displaying markets or outcomes. Our ability to provide a reliable prediction markets experience depends on these third parties operating effectively. If we cannot adequately resolve issues that arise with these providers or with our customers, our users may have a negative experience with our prediction markets offerings, our brand and reputation may be negatively affected, and users may be less inclined to continue or resume using our prediction markets or to recommend our offerings to others. Any of these events could adversely affect our business, financial condition and results of operations.

Wedbush, CME, and CDNA are also subject to regulation and supervision, including by the CFTC and, in the cases of CME and CDNA in their capacities as DCMs, as self-regulatory organizations with rulemaking and enforcement authority over their markets and participants. Changes in laws, regulations or regulatory interpretations, or regulatory inquiries, investigations or enforcement actions involving Wedbush, CME, or CDNA could cause them to change, limit or cease certain services, including support for prediction markets, or to impose new or more stringent requirements on us or our users. CME and CDNA, in particular, have discretion to adopt, interpret and enforce rules governing product listing and delisting, trading halts, position limits, margin requirements, fee schedules and clearing eligibility that directly affect the economics, liquidity and availability of our prediction markets. If we fail to comply with applicable rules or contractual obligations relating to our use of these services, we could be subject to penalties, higher fees, limitations on our access to certain markets or services or other adverse consequences.

Because our prediction markets offering relies on a limited number of key third-party providers for FCM, exchange, clearing and market-making services, we are exposed to significant third-party and concentration risk. Furthermore, any negative publicity related to Wedbush, CME, CDNA, CME’s market makers, CDNA’s market makers, or other third parties, including publicity related to regulatory concerns, operational failures or financial condition, could adversely affect our reputation and brand and could potentially lead to increased regulatory or litigation exposure for us. Any of the foregoing risks could increase our costs and adversely affect our ability to offer prediction markets, which could in turn adversely affect our business, financial condition and results of operations.

If we fail to detect fraud or theft, including by our users and employees, our reputation may suffer which could harm our brand and reputation and negatively impact our business, financial condition, results of operations and prospects and could subject us to investigations and litigation.

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

In addition, any misappropriation of, or access to, users’ or other proprietary information or other breach of our information security could result in legal claims or legal proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, including for failure to protect personal information or for misusing personal information, which could disrupt our operations, force us to modify our business practices, damage our reputation and expose us to claims from our users, regulators, employees and other persons, any of which could have an adverse effect on our business, financial condition, results of operations and prospects. For example, beginning in November 2022, DraftKings was the target of potential credential stuffing attacks, in which it appears that one or more bad actors may have obtained login credentials from a non-DraftKings source and used the credentials to access certain DraftKings players’ accounts.

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

A substantial portion of our network infrastructure is provided by third parties, including internet service providers and other technology-based service providers. See “—We rely on Amazon Web Services to deliver our product offerings to users, and any disruption of or interference with our use of Amazon Web Services could adversely affect our business, financial condition, results of operations and prospects” above. We require technology-based service providers to implement cyber-attack-resilient systems and processes. However, if internet service providers experience service interruptions, including because of cybersecurity incidents, or due to an event causing an unusually high volume of internet use, communications over the internet may be interrupted and impair our ability to conduct our business. Internet service providers and other technology-based service providers may in the future roll out upgraded or new mobile or other telecommunications services, such as 5G or 6G services, which may not be successful and thus may impact the ability of our users to access our product offerings in a timely fashion or at all. In addition, our ability to process e-commerce transactions depends on bank processing and credit card systems. To prepare for system problems, we continuously seek to strengthen and enhance our current facilities and the capabilities of our system infrastructure and support. Nevertheless, there can be no assurance that the internet infrastructure or our own network systems will continue to be able to meet the demand placed on us by the continued growth of the internet, the overall online gaming industry and our users. Any difficulties these providers face, including the potential of certain network traffic receiving priority over other traffic (i.e., lack of net neutrality), may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. Any system failure as a result of reliance on third parties, such as network, software or hardware failure, including as a result of cybersecurity incidents, which causes a loss of our users’ property or personal information or a delay or interruption in our online services and product offerings and e-commerce services, including our ability to handle existing or increased traffic, could result in a loss of anticipated revenue, interruptions to our product offerings, cause us to incur significant legal, remediation and notification costs, degrade the customer experience and cause users to lose confidence in our product offerings, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We rely on strategic relationships with casinos, tribes and horse-tracks in order to be able to offer our Sportsbook and iGaming product offerings in certain jurisdictions. If we cannot establish and manage such relationships with such partners, our business, financial condition, results of operations and prospects could be adversely affected.

Under the sports betting and iGaming laws of certain states, online sportsbook and iGaming are limited to a finite number of retail operators, such as casinos, tribes or tracks, who own a “skin” or “skins” under that state’s law. A “skin” is a legally-authorized license from a state to offer online sportsbook or iGaming services provided by such a retail operator. The “skin” provides a market access opportunity for mobile operators to operate in the jurisdiction pending licensure and other required approvals by the state’s regulator. The entities that control those “skins,” and the numbers of “skins” available, are typically determined by a state’s law authorizing sports betting or iGaming. In most of the jurisdictions in which we offer Sportsbook and iGaming, we currently rely on a casino, tribe or track in order to get a “skin.” These “skins” are what allow us to gain access to jurisdictions where online operators are required to have a retail relationship. If we cannot establish, renew or manage such relationships, those relationships could terminate, and we would not be allowed to operate in those jurisdictions until we enter into new ones. As a result, our business, financial condition results of operations and prospects could be adversely affected.

Our growth depends, in part, on the success of our strategic relationships with third parties. Overreliance on certain third parties, or our inability to extend existing relationships or agree to new relationships, may cause unanticipated costs for us and impact our financial performance in the future.

We rely on relationships with sports leagues and teams, professional athletes and athlete organizations, advertisers, casinos and other third parties in order to attract users to our product offerings. These relationships along with providers of online services, search engines, social media, directories and other websites and e-commerce businesses direct consumers to our product offerings. In addition, many of the parties with whom we have advertising arrangements provide advertising services to other companies, including other fantasy sports and gaming product offerings with whom we compete. While we believe there are other third parties that could drive users to our product offerings, adding or transitioning to them may disrupt our business and increase our costs. In the event that any of our existing relationships or our future relationships fail to provide services to us in accordance with the terms of our arrangement, or at all, and we are not able to find suitable alternatives, this could impact our ability to attract consumers cost effectively and harm our business, financial condition, results of operations and prospects.

Our growth prospects may suffer if we are unable to develop successful product offerings or if we fail to pursue additional product offerings. In addition, if we fail to make the right investment decisions in our product offerings and technology, we may not attract and retain key users, and our revenue and results of operations may decline.

We were founded in 2011 with a singular focus on the DFS industry and initially focused our efforts on growing our DFS product offering. In 2018, we expanded our product offerings to include our Sportsbook and iGaming product offerings. In 2021, we expanded our media offering and launched Marketplace, which we discontinued in 2024. In 2024, with the acquisition of Jackpocket, we added a new digital lottery courier product offering. In 2025, we launched our prediction markets product offering, DraftKings Predictions. We have rapidly expanded and we anticipate expanding further as new product offerings mature and as we pursue our growth strategies.

The industries in which we operate are subject to rapid and changes in standards, technologies, products and services, as well as in customer demands and expectations and regulations. We must continuously make decisions regarding in which product offerings and technology we should invest to meet customer demand in compliance with evolving industry standards and regulatory requirements and must continually introduce and successfully market new and innovative technologies, product offerings and enhancements to remain competitive and effectively stimulate customer demand, acceptance and engagement. Our ability to engage, retain and increase our user base and to increase our revenue will depend heavily on our ability to successfully create new product offerings, both independently and together with third parties. We may introduce significant changes to our existing technology and product offerings or develop and introduce new and unproven products and services, with which we have little or no prior development or operating experience. The process of developing new product offerings and systems is inherently complex and uncertain, and new product offerings may not be well received by users, even if well-reviewed and of high quality. If we are unable to develop technology and product offerings that address users’ needs or enhance and improve our existing technology and product offerings in a timely manner, that could have a material adverse effect on our business, financial condition, results of operations and prospects.

Although we intend to continue investing in our research and development efforts, if new or enhanced product offerings fail to engage our users or partners, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, any of which may seriously harm our business. In addition, management may not properly ascertain or assess the risks of new initiatives, and subsequent events may alter the risks that were evaluated at the time we decided to execute any new initiative. Developing and creating additional product offerings can also divert management’s attention from other business issues and opportunities. Even if our new product offerings attain market acceptance, those new product offerings have in certain cases cannibalized, and in the future could continue to cannibalize, the market share of our existing product offerings or share of our users’ wallets in a manner that may negatively impact our business. For example, we have historically observed that revenue from our DFS product offering tends to decline in a state following the launch of our Sportsbook product offering in that state. In addition, our entry into and potential expansion of prediction markets through regulated event contracts may involve heightened legal, regulatory, compliance, reputational and operational risks, and may require significant investment and management attention, any of which could delay or constrain launches, limit adoption, increase costs or adversely affect our business. Furthermore, such expansion of our business increases the complexity of our business and places an additional burden on our management, operations, technical systems and financial resources, and we may not recover the often-substantial up-front costs of developing and marketing new product offerings or recover the opportunity cost of diverting management and financial resources away from other product offerings. In the event of continued growth of our operations, product offerings or in the number of third-party relationships, we may not have adequate resources, operationally, technologically or otherwise to support such growth, and the quality of our technology, product offerings or our relationships with third parties could suffer. In addition, failure to effectively identify, pursue and execute new business initiatives or to efficiently adapt our processes and infrastructure to meet the needs of our innovations may adversely affect our business, financial condition, results of operations and prospects.

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

Our growth will depend on our ability to attract and retain users, and the loss of our users, failure to attract new users in a cost-effective manner or failure to effectively manage our growth could adversely affect our business, financial condition, results of operations and prospects.

Our ability to achieve growth in revenue in the future will depend, in large part, upon our ability to attract new users to our product offerings, retain existing users of our product offerings and reactivate users in a cost-effective manner. Achieving growth in our community of users may require us to increasingly engage in sophisticated and costly sales and marketing efforts, which may not have a favorable return on investment. We have used and expect to continue to use a variety of free and paid marketing channels, in combination with compelling offers and exciting games to achieve our objectives. For paid marketing, we leverage a broad array of advertising channels, including television, radio, social media platforms, such as TikTok, Facebook, Instagram, X (formerly Twitter) and Snapchat, affiliates and paid and organic search, and other digital channels, such as mobile display. If the search engines on which we rely modify their algorithms, change their terms around gaming, or if the prices at which we may purchase listings increase, then our costs could increase, and fewer users may click through to our website. If links to our website are not displayed prominently in online search results, if fewer users click through to our website, if our other digital marketing campaigns are not effective or if the costs of attracting users with any of our current methods significantly increase, then our ability to efficiently attract new users could be reduced, our revenue could decline and our business, financial condition, results of operations and prospects could be harmed.

In addition, our ability to increase the number of users of our product offerings will depend on continued user adoption of Sportsbook, iGaming, DFS, digital lottery courier, prediction markets and other product offerings. Growth in the industries in which we operate and the level of demand for and market acceptance of our product offerings will be subject to a high degree of uncertainty. We cannot assure you that consumer adoption of our product offerings will continue or exceed current growth rates, or that the industries in which we operate will achieve more widespread acceptance.

Additionally, as technological or regulatory standards change and we modify our product offerings to comply with those standards, we may need users to take certain actions to continue playing, such as performing age verification checks or accepting new terms and conditions. Users may stop using our product offerings at any time, including if the quality of the user experience, such as our support capabilities in the event of a problem, does not meet their expectations or keep pace with the quality of the customer experience generally offered by competitive product offerings.

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

The substantial majority of our users access our Sportsbook, iGaming, DFS, digital lottery courier and prediction markets product offerings primarily on mobile devices, and we believe that this will continue to be increasingly important to our long-term success. Our business model depends upon the continued compatibility between our apps and the major mobile operating systems. Third parties with whom we do not have any formal relationships control the design of mobile devices and operating systems. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or modify existing ones. Network carriers may also impact the ability to download apps or access specified content on mobile devices.

In addition, we rely upon third-party platforms for distribution of our product offerings. Our DFS and prediction markets product offerings are delivered as a free application through both the Apple App Store and the Google Play Store and are also accessible via mobile and traditional websites. Our Sportsbook and iGaming product offerings are primarily distributed through the Apple App Store and a traditional website. Our digital lottery courier product offering is primarily distributed through both the Apple App Store and the Google Play Store and a traditional website. The Google Play Store and Apple App Store are global application distribution platforms and the main distribution channels for our apps. As such, the promotion, distribution and operation of our apps are subject to the respective distribution platforms’ standard terms and policies for application developers, which are subject to changes and interpretation. Such changes could limit, eliminate or otherwise interfere with our products, our ability to distribute our applications through the platforms, our ability to update our applications, including to make bug fixes or other feature updates or upgrades, the features we provide, the manner in which we market our products, our ability to access native functionality, or other aspects of mobile devices, and our ability to access information about our users that they collect. Furthermore, the distribution platforms may not enforce their standard terms and policies for application developers consistently and uniformly across all applications and with all publishers.

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

Moreover, our Sportsbook, DFS and prediction markets product offerings require high-bandwidth data capabilities in order to place time-sensitive bets. If the growth of high-bandwidth capabilities, particularly for mobile devices, is slower than we expect, our user growth, retention and engagement may be seriously harmed. Additionally, to deliver high-quality content over mobile cellular networks, our product offerings must work well with a range of mobile technologies, systems, networks, regulations and standards that we do not control. In particular, any future changes to the iOS or Android operating systems may impact the accessibility, speed, functionality and other performance aspects of our product offerings, which issues are likely to occur in the future from time to time. In addition, the adoption of any laws or regulations that adversely affect the growth, popularity, or use of the internet, including laws governing internet neutrality, could decrease the demand for our product offerings and increase our cost of doing business. Specifically, any laws that would allow mobile providers in the United States to impede access to content, or otherwise discriminate against content providers like us, such as providing for faster or better access to our competitors, over their data networks, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Furthermore, we may not successfully cultivate relationships with key industry participants or develop product offerings that operate effectively with these technologies, systems, networks, regulations or standards. If it becomes more difficult for our users to access and use our product offerings on their mobile devices, if our users choose not to access or use our product offerings on their mobile devices or if our users choose to use mobile product offerings that do not offer access to our product offerings, our user growth, retention and engagement could be seriously harmed.

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

We intend to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new product offerings and features or enhance our existing product offerings and features, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds, which may involve increased funding costs due to rising interest rates, credit market volatility and other factors. To the extent we use our available funds or borrow under our revolving credit facility or our Term B Facility, we may need to raise additional funds, and we cannot assure you that additional financing will be available to us on favorable terms, or at all. In addition, our ability to borrow under our revolving credit facility or our Term B Facility relies on our lenders’ continued operation and ability to fund, as well as our compliance with the terms of, the credit agreement. Our ability to obtain additional capital, if and when required, will depend on our business plans, investor demand, our operating performance, capital markets conditions, credit ratings agency decisions and other factors. If we raise additional funds by issuing equity, equity-linked or debt securities or borrowing loans, those securities or loans may have rights, preferences or privileges senior to the rights of our currently issued and outstanding equity or debt, and our existing stockholders may experience dilution. If we are unable to obtain additional capital when required, or on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges or unforeseen circumstances could be adversely affected, and our business may be harmed.

We may invest in or acquire other businesses, and our business may suffer if we are unable to successfully integrate acquired businesses into our Company or otherwise manage the growth associated with multiple acquisitions.

As part of our business strategy, we have made, and may continue to make, acquisitions as opportunities arise to add new or complementary businesses, products, brands or technologies. In some cases, the costs of such acquisitions may be substantial, including as a result of professional fees, financing costs and due diligence efforts. There is no assurance that the time and resources expended on pursuing a particular acquisition will result in a completed transaction, or that any completed transaction will ultimately be successful. In addition, the assumptions we use to evaluate acquisition opportunities may not prove to be accurate, and intended benefits may not be realized. Our due diligence investigations may fail to identify all of the issues, liabilities or other challenges associated with an acquired business, which could result in increased risk of unanticipated or unknown issues or liabilities, including with respect to privacy, competition and other regulatory matters, and our mitigation strategies for such risks that are identified may not be effective. Further, we may be unable to identify suitable acquisition or strategic investment opportunities, or may be unable to obtain any required financing or regulatory approvals, and therefore may be unable to complete such acquisitions or strategic investments on favorable terms, if at all. We may decide to pursue acquisitions with which our investors may not agree, and we cannot assure you that any acquisition or investment will be successful or otherwise provide a favorable return on investment. In addition, acquisitions and the integration thereof, such as the Jackpocket Transaction (as defined below), require significant time and resources and place significant demands on our management, as well as on our operational and financial infrastructure. In addition, if we fail to successfully complete transactions or integrate new teams, or integrate the products and technologies associated with these acquisitions into our Company, our business could be materially harmed. Acquisitions have exposed, and may continue to, expose us to operational challenges and risks, including:

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
•diversion of management’s attention and the over-extension of our operating infrastructure and our management systems, information technology systems and internal controls and procedures, which may be inadequate to support growth;

•the ability to fund our capital needs and any cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions, or unforeseen internal difficulties; and
•the ability to retain or hire qualified personnel required for expanded operations.

Our acquisition strategy may not succeed if we are unable to remain attractive to target companies or expeditiously complete transactions. Issuing shares of our Class A common stock to fund an acquisition causes economic dilution to our existing stockholders. If we develop a reputation for being a difficult acquirer or having an unfavorable work environment, or target companies view our Class A common stock unfavorably, we may be unable to consummate key acquisition transactions essential to our corporate strategy, and our business may be seriously harmed.

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

In addition, there has been, and we expect there will continue to be, significant competition within certain industries in which we operate for acquisitions of businesses, technologies and assets. As such, even if we are able to identify an acquisition that we would like to pursue, the target may be acquired by another strategic buyer or we may otherwise not be able to complete the acquisition on commercially reasonable terms, or at all. Moreover, in addition to our failure to realize the anticipated benefits of any acquisition, including our revenues or return on investment assumptions, we may be exposed to unknown liabilities or impairment charges as a result of acquisitions we do complete.

We are party to pending litigation in various jurisdictions and with various plaintiffs, and we may be subject to future litigation in the operation of our business. An adverse outcome in one or more proceedings could adversely affect our business.

In the past we have been party to, and we may in the future increasingly face the risk of, claims, lawsuits and other proceedings involving competition and antitrust, intellectual property, privacy, consumer protection, accessibility claims, securities, tax, labor and employment, commercial disputes, services and other matters. See “Note 16, Leases, Commitments and Contingencies” to the consolidated financial statements. Litigation to defend us against claims by third parties, or to enforce any rights that we may have against third parties, may be necessary, which could result in substantial costs and diversion of our resources, causing a material adverse effect on our business, financial condition, results of operations and prospects.

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

We are generally subject to laws and regulations relating to fantasy sports, sports betting, iGaming, digital lottery courier services and prediction markets in the jurisdictions in which we conduct our business or, in some circumstances, in those jurisdictions in which we offer our services or in which our services are available, as well as the general laws and regulations that apply to all e-commerce businesses, such as those related to privacy and personal information, tax and consumer protection. These laws and regulations vary from one jurisdiction to another and future legislative and regulatory action, court decisions or other governmental action, which may be affected by, among other things, political pressures, attitudes and climates, as well as personal biases, may have a material impact on our operations and financial results. In particular, some jurisdictions have introduced legislation or regulations attempting to restrict or prohibit online sports betting and online gaming, while others have taken the position that online sports betting and online gaming should be licensed and regulated and have adopted or are in the process of considering enabling legislation and regulations. Additionally, some jurisdictions in which we may operate could presently be unregulated or partially regulated and therefore more susceptible to the enactment or change of laws and regulations.

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

In May 2018, the U.S. Supreme Court struck down PASPA as unconstitutional. This decision had the effect of lifting federal restrictions on sports betting and thus allowed states to determine the legality of sports betting for themselves. Since the repeal of PASPA, several states (and Washington D.C.) have legalized online sports betting. To the extent new real money gaming or sports betting jurisdictions are established or amended, we cannot guarantee that we will be successful in entering such new jurisdictions or expanding our business or user base in line with the growth of existing jurisdictions. If we are unable to effectively develop and operate directly or indirectly within these new jurisdictions or if our competitors are able to successfully enter jurisdictions that we cannot access or where we face other restrictions, there could be a material adverse effect on our business, operating results and financial condition. Our failure to obtain or maintain the necessary regulatory approvals in jurisdictions, whether individually or collectively, would have a material adverse effect on our business. See “Business — Government Regulation.” To expand into new jurisdictions, we may need to be licensed and obtain approvals of our product offerings. This is a time-consuming process that can be costly. Any delays in obtaining or difficulty in maintaining regulatory approvals needed for expansion within existing jurisdictions or into new jurisdictions can negatively affect our opportunities for growth, including the growth of our customer base, or delay our ability to recognize revenue from our product offerings in any such jurisdictions.

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

Future legislative and regulatory action, and court decisions or other governmental action, may have a material impact on our operations and financial results. Governmental authorities could view us as having violated local laws, despite our efforts to obtain all applicable licenses or approvals. There is also a risk that civil and criminal proceedings, including class actions, brought by or on behalf of prosecutors or public entities or incumbent monopoly providers, or private individuals, could be initiated against us, internet service providers, credit card and other payment processors, advertisers and others involved in the offering of Sportsbook, iGaming, DFS, digital lottery courier and prediction markets product offerings. Such potential proceedings could involve substantial litigation expense, penalties, fines, seizure of assets, injunctions or other restrictions being imposed upon us or our licensees or other business counterparties, while diverting the attention of key executives. Such proceedings could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as impact our reputation.

We also operate our prediction markets product offering, which includes various event contracts, in 47 jurisdictions. Event contracts, whether offered by us or others, have drawn scrutiny from federal and state regulators and resulted in litigation. The outcome of these cases or new cases filed, or new laws or regulations applicable to prediction markets, changes in the interpretation of existing laws or regulations, or enhanced enforcement of these laws and regulations could prevent us from offering, or continuing to offer, some or all types of event contracts in the future, including in specific states. In particular, federal or state courts, including appellate courts, among other things may conclude that state actions attempting to prevent the trading of CFTC-regulated event contracts are not preempted by the CEA, or that outcome-based event contracts are not “swaps” falling within the jurisdiction of the CFTC, which could require us to cease offering certain event contracts in one or more states (or across all jurisdictions in which we operate) and could lead to adverse judicial decisions and regulatory action. Any such judicial decisions could also result in us becoming subject to various new state-specific regulations relating to or implicating other event contracts, which could further limit our ability to offer access to event contracts within such state(s). In addition, any such federal or state court decision or action by state or federal regulators could negatively impact or result in a suspension, revocation of, or any other adverse action against, our IB and DCM licenses and our gaming licenses in the states in which we operate our Sportsbook, or iGaming, DFS or digital lottery courier products, which would limit or suspend our ability to offer such products within such states. Furthermore, changes in CFTC or other regulatory policy or future CFTC regulatory action regarding event contracts that seek to ban or more heavily regulate event contracts, particularly event contracts that we offer related to sporting events, could also require us to cease offering event contracts or materially impact our ability to offer event contracts and we may be required to cease offering such contracts in one or more jurisdictions in which we operate either immediately or with minimal advance notice to customers. In June 2024, the CFTC proposed a rule amendment, which was withdrawn in February 2026 that would have prohibited us from offering election, sporting and award show event contracts in the future. In connection with the withdrawal of the proposed rule amendment, the CFTC Chairman indicated the potential for new event contracts rulemaking in the future. While the substance and outcome of such potential rulemaking is uncertain, the CFTC could take new regulatory action or impose broader and more expansive regulations with respect to these or other event contracts. If our ability to offer event contracts (either entirely or in certain categories) in one or more jurisdictions in which we operate is impaired or our gaming licenses are impacted, the perception of our brand may suffer, we may be unable to retain customers, and we may incur significant costs, which could have an adverse effect on our business, financial condition, results of operations or prospects.

There can be no assurance that legally enforceable legislation will not be proposed and passed in jurisdictions relevant or potentially relevant to our business to prohibit, legislate or regulate various aspects of Sportsbook, iGaming, DFS, digital lottery courier and prediction markets product offerings (or that existing laws or regulations in those jurisdictions will not be changed or interpreted negatively). Compliance with any such legislation may have a material adverse effect on our business, financial condition and results of operations, either as a result of our determination that a jurisdiction should be blocked, or because a local license or approval may be costly for us or our business counterparties to obtain and/or such licenses or approvals may contain other commercially undesirable conditions.

Our income tax expense is computed based on tax rates at the time of the respective financial period. Our future effective tax rates, financial condition and results from operations could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes in the tax rules and regulations or the interpretation of tax rules and regulations in the jurisdictions in which we do business or by changes in the valuation of our deferred tax assets. For example, changes include the enactment of the One Big Beautiful Bill Act (“OBBBA”) and implementation by certain jurisdictions of the Base Erosion and Profit Shifting 2.0 Pillar Two global minimum tax (“GMT”) developed by the Organisation for Economic Co-operation and Development (“OECD”). Further, on January 5, 2026, the OECD released administrative guidance detailing a side-by-side arrangement exempting U.S.-incorporated parent companies from certain aspects of the GMT following agreement on key elements by the OECD, which are effective beginning January 1, 2026, subject to country specific enactment. As additional jurisdictions enact or change certain laws, our effective tax rate and cash tax payments could increase.

Compliance with data privacy and security laws and regulations could require us to incur significant expenses, and failure to comply with such laws and regulations could carry penalties and potential criminal sanctions, as well as risk of litigation.

In the context of our European Union ("EU") operations, we may be subject to specific compliance obligations under the GDPR and associated laws and regulations in different EU member states in which we operate. In addition, portions of our business established outside the EU may be required to comply with the requirements of the GDPR and associated EU legislation with respect to the monitoring of individuals in the EU. We may also be subject to the local privacy and data protection laws of the EU member states. Failure to comply with these EU data protection and privacy laws can carry penalties and potential criminal sanctions, as well as the risk of litigation. In addition, Directive 2002/58/EC (as amended by Directive 2009/136/EC) (together, the “e-Privacy Directive”) governs, among other things, the use of cookies and the sending of electronic direct marketing within the EU and, as such, may apply to our marketing activities within the EU. Following Brexit, the United Kingdom (“UK”) has adopted its own data protection and direct marketing laws (the “UK data protection laws”) which are currently based on the corresponding EU legislation. Our UK-facing operations may therefore be subject to specific compliance obligations under the UK data protection laws.

While the UK data protection laws are currently similar to the corresponding EU laws, it is possible that those laws will diverge in the future; to the extent that those laws do diverge, then that may increase the costs of maintaining regulatory compliance. There is also a risk that it may become more difficult to make cross-border transfers of personal data, as a result of diverging data protection regimes in the territories where our customers are located and the territories where our operations are based. If a regulator or court of competent jurisdiction determined that one or more of our compliance efforts does not satisfy the applicable requirements of the GDPR or the e-Privacy Directive or the UK data protection laws, or if any party brought a claim in this regard, there could be potential governmental or regulatory investigations, enforcement actions, regulatory fines, compliance orders, litigation or public statements against us by consumer advocacy groups or others, and that could cause customers to lose trust in us and damage our reputation. Likewise, a change in guidance could be costly and have an adverse effect on our business.

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

As we enter into new jurisdictions, the relevant jurisdiction may legalize real money sports betting and iGaming in a manner that is unfavorable to us. As a result, we may encounter unexpected legal, regulatory and political challenges, which could result in an unforeseen adverse impact on planned revenues or costs associated with the new opportunity. For example, certain states require us to have a relationship with a retail operator in order to offer our online sportsbook product offering, which tends to increase our costs of revenue. States that have established state-run monopolies may limit opportunities for private sector participants like us. States also impose substantial tax rates on online sports betting and iGaming revenue in addition to, in the case of online sports betting, the federal excise tax of 25 basis points on the amount of each wager. As most state product taxes apply to various measures of modified gross profit, federal or state tax rates that are higher than we expect will make it more costly and less desirable for us to launch in a given jurisdiction, while tax increases in any of our existing jurisdictions may adversely impact our profitability.

Therefore, even in cases in which a jurisdiction licenses and regulates Sportsbook, iGaming, DFS, digital lottery couriers or prediction markets, the licensing and regulatory regimes can vary considerably in terms of their business-friendliness and at times may be intended to provide incumbent operators with advantages over new licensees. Therefore, certain “liberalized” regulatory regimes are considerably more commercially attractive than others.

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

Compliance with the various regulations applicable to fantasy sports and real money sports betting, iGaming and prediction markets is costly and time-consuming. Regulatory authorities at the non-U.S. and U.S. federal, state and local levels have broad powers with respect to the regulation and licensing of fantasy sports, real money gaming operations and prediction markets and may revoke, suspend, condition or limit our fantasy sports or real money gaming licenses, access to prediction markets, impose substantial fines on us and take other actions, any one of which could have a material adverse effect on our business, financial condition, results of operations and prospects. These laws and regulations are dynamic and subject to potentially differing interpretations, and various legislative and regulatory bodies may expand current laws or regulations or enact new laws and regulations regarding these matters. We endeavor to comply with all applicable laws and regulations relating to our business. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules. Non-compliance with any such law or regulations could expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business.

Any fantasy sports or real money gaming license or access to prediction markets could be revoked, suspended or conditioned at any time. The loss of a license in one jurisdiction could trigger the loss of a license or affect our eligibility for such a license in another jurisdiction, and any of such losses, or potential for such loss, could cause us to cease offering some or all of our product offerings in the impacted jurisdictions. We may be unable to obtain or maintain all necessary registrations, licenses, permits or approvals and could incur fines or experience delays related to the licensing process, which could adversely affect our operations. Our delay or failure to obtain or maintain licenses in any jurisdiction may prevent us from distributing our product offerings, increasing our customer base and/or generating revenues. We cannot assure you that we will be able to obtain and maintain the licenses and related approvals necessary to conduct our Sportsbook, iGaming, DFS, digital lottery courier and prediction markets operations. Any failure to maintain or renew our existing licenses, registrations, permits or approvals could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our growth prospects and market potential will depend on our ability to obtain licenses to operate in a number of jurisdictions, and if we fail to obtain and subsequently maintain such licenses, our business, financial condition, results of operations and prospects could be impaired.

Our ability to grow our business will depend on our ability to obtain and maintain licenses to offer our product offerings in a large number of jurisdictions or in heavily populated jurisdictions. Regulated gaming license applications and audits frequently involve an in-depth suitability review of the applicant’s business and operations and associated individuals including certain officers, directors, key employees and significant stockholders. These applications and audits take substantial time to prepare, submit and complete, often requiring the production of multiple years’ worth of business and personal financial records and disclosures which take considerable time to compile, followed by the regulator’s investigatory process which may take months or even years to complete. If we fail to obtain and maintain licenses in large jurisdictions or in a greater number of mid-market jurisdictions, this may prevent us from expanding the footprint of our product offerings, increasing our user base and/or generating revenues. We cannot be certain that we will be able to obtain and maintain licenses and related approvals necessary to conduct our Sportsbook, iGaming, DFS, digital lottery courier and prediction markets operations in a timely manner or at all. Any failure to obtain and maintain licenses, registrations, permits or approvals could have a material adverse effect on our business, financial condition, results of operations and prospects.

We have been, and continue to be, the subject of governmental investigations and inquiries with respect to the operation of our businesses, and we could be subject to future governmental investigations and inquiries, legal proceedings and enforcement actions. Any such investigation, inquiry, legal proceeding or enforcement action could adversely affect our business.

We have received formal and informal inquiries, from time to time, from government authorities and regulators, including tax authorities and gaming regulators, regarding compliance with laws and other matters, and we may receive such inquiries in the future, particularly as we grow and expand our operations. Violation of existing or future regulations, regulatory orders or consent decrees could subject us to substantial monetary fines and other penalties that could negatively affect our financial condition and results of operations. In addition, it is possible that future orders issued by, or inquiries or enforcement actions initiated by, government or regulatory authorities could cause us to incur substantial costs, expose us to unanticipated liability or penalties or require us to change our business practices in a manner materially adverse to our business.

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

Our Sportsbook offers a huge spectrum of betting markets across dozens of sports, and the odds are set through a combination of algorithmic and manual odds making. Bet acceptance is also a combination of automatic and manual acceptance. In some cases, the odds offered on our Sportsbook constitute an obvious error. Examples of such errors are inverted lines between teams, or odds that are significantly different from the true odds of the outcome in a way that all reasonable persons would agree is an error. It is generally commonplace worldwide for operators to void bets associated with such palpable errors, and, in most mature jurisdictions, these bets can be voided without regulatory approval at operator discretion. In some U.S. jurisdictions where DraftKings operates regulatory approval is required to void palpable errors. State-by-state regulators may not consistently approve the voiding of bets or re-setting odds to correct odds on such bets. If regulators do not allow voiding of bets associated with large obvious errors in odds making, we could be subject to covering significant liabilities.

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

Negative events or negative media coverage relating to, or a declining popularity of, sports betting, online sports betting, DFS, prediction markets, the underlying sports or athletes, or iGaming in particular, or other negative coverage may adversely impact our ability to retain or attract users, which could have an adverse impact on our business.

Public opinion can significantly influence our business. Unfavorable publicity regarding us, for example, our product changes, product quality, litigation or regulatory activity or regarding the actions of third parties with whom we have relationships or the underlying sports (including declining popularity of the sports or athletes), could seriously harm our reputation. In addition, a negative shift in the perception of sports betting, iGaming and prediction markets by the public or by politicians, lobbyists or others could affect future legislation of sports betting, iGaming and prediction markets, which could cause jurisdictions to abandon proposals to legalize sports betting, iGaming and prediction markets, thereby limiting the number of jurisdictions in which we are permitted to operate. Furthermore, illegal betting activity by athletes could result in negative publicity for our industry and could harm our brand reputation. Negative public perception could also lead to new restrictions on, or the prohibition of, sports betting, iGaming or prediction markets in jurisdictions in which we currently operate. Such negative publicity could also adversely affect the size, demographics, engagement and loyalty of our customer base and result in decreased revenue or slower user growth rates, which could seriously harm our business.

We may have difficulty accessing the service of banks, credit card issuers and payment processing service providers, which may make it difficult to offer our product offerings and services.

Although financial institutions and payment processors are permitted to provide services to us and others in our industry, banks, credit card issuers and payment processing service providers may be hesitant to offer banking and payment processing services to real money gaming and fantasy sports businesses. Consequently, those businesses involved in our industry, including our own, may encounter difficulties in establishing and maintaining banking and payment processing relationships with a full scope of services. If we are unable to maintain our bank accounts or our users are unable to use their credit cards, bank accounts or e-wallets to make deposits and withdrawals from our product offerings, it would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical and security challenges which could result in an inability to implement our business plan.

Failure to maintain adequate financial, information technology and management processes and controls could result in material weaknesses and lead to errors in our financial reporting, which could adversely affect our business as a public company.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) requires that we evaluate and determine the effectiveness of our internal control over financial reporting. It also requires our independent registered public accounting firm to attest to our evaluation of our internal control over financial reporting with our Annual Report. Although our management has determined, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of December 31, 2025, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud.

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

If we are unable to certify the effectiveness of our internal controls, or if our internal controls have a material weakness, we may not detect errors in a timely fashion, our consolidated financial statements could be misstated or we could be subject to regulatory scrutiny and a loss of confidence by stakeholders, which could harm our business and adversely affect the market price of our common stock. Failure to comply with Section 404 of Sarbanes-Oxley could potentially subject us to sanctions or investigations by the SEC, Financial Industry Regulatory Authority (FINRA) or other regulatory authorities, as well as increase the risk of liability arising from litigation based on securities law.

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

In addition, certain of our other employees have made significant contributions to our growth and success. We believe our success and our ability to compete and grow will depend in large part on the efforts and talents of our employees and on our ability to retain highly skilled personnel. There is significant competition for these types of personnel, and we compete with other potential employers for the services of our employees. As a result, we may not succeed in retaining our executives and other key employees. Employees, particularly analysts and engineers, are in high demand, and we devote significant resources to identifying, hiring, training, successfully integrating and retaining these employees. In addition, experienced personnel in the technology industry are in high demand. We cannot provide assurance that we will be able to attract or retain such highly qualified personnel in the future. In addition, the loss of employees or the inability to hire additional skilled employees as necessary could result in significant disruptions to our business, and the integration of replacement personnel could be time-

consuming and expensive and cause additional disruptions to our business. If we do not succeed in attracting, hiring and integrating qualified personnel, or retaining and motivating existing personnel, we may be unable to grow effectively, and our business could be seriously harmed.

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

As part of obtaining real money gaming licenses, the responsible gaming authority will generally determine suitability of certain directors, officers and employees and, in some instances, significant stockholders. The criteria used by gaming authorities to make determinations as to who requires a finding of suitability or the suitability of an applicant to conduct gaming operations varies among jurisdictions but generally requires application disclosures followed by a thorough investigation. If any gaming authority with jurisdiction over our business were to find an applicable officer, director, employee or significant stockholder of ours unsuitable for licensing or unsuitable to continue having a relationship with us, we would be required to sever our relationship with that person or entity. Furthermore, such gaming authorities may require us to terminate the employment of any person who refuses to file required applications. Either result could have a material adverse effect on our business, operations and prospects.

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

Additionally, a gaming regulatory body may refuse to issue or renew a gaming license or restrict or condition the same, based on our present activities or the past activities of DraftKings, SBTech (Global) Limited (“SBTech”) or GNOG, or the past or present activities of their or our current or former directors, officers, employees, stockholders or third parties with whom we have relationships, which could adversely affect our operations or financial condition. If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect our directors, officers, key employees or other aspects of our operations. To date, we have obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for our operations as currently conducted. However, we can give no assurance that any additional licenses, permits and approvals that may be required will be given or that existing ones will be renewed or will not be revoked. Renewal of licenses, permits and approvals are subject to, among other things, continued satisfaction of suitability requirements of our directors, officers, key employees and stockholders. Any failure to renew or maintain our licenses or to receive new licenses when necessary would have a material adverse effect on us.

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

For example, we are currently under audit by the IRS for prior tax years, with the primary unresolved issues relating to excise taxation of fantasy sports contests and informational reporting and withholding. These IRS examinations are premised, in whole or in part, on whether DFS contests constitute “wagering” for purposes of the Internal Revenue Code. The IRS’s position in these examinations is informed by a Generic Legal Advice Memorandum released by the Office of the Chief Counsel of the IRS in 2020, which concluded that a DFS operator is liable for federal wagering excise taxes at a rate of 0.25% or 2% (depending on whether the wager is accepted in a state which authorizes such wager), as well as occupational excise taxes and related registration requirements. Based on these positions, the IRS has asserted that our DFS entry fees are subject to a federal wagering excise tax at a rate of 0.25%, certain customer winnings should have been reported as wagering income on IRS Form W-2G, we are liable for related withholding obligations, including backup withholding in certain circumstances, and wagering winnings earned by non-U.S. participants may constitute U.S.-source income subject to U.S. withholding tax.

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

We rely on trademark, copyright, patent, trade secret, and domain-name-protection laws to protect our proprietary rights. In the United States and internationally, we have filed various applications to protect aspects of our intellectual property, and currently hold a number of issued patents and registered trademarks in multiple jurisdictions. In the future we may obtain additional patents or patent portfolios, copyrights or trademarks, which could require significant cash expenditures. However, third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us and pending and future trademark, copyright and patent applications may not be approved. In addition, effective intellectual property protection may not be available in every country in which we operate or intend to operate our business. In any of these cases, we may be required to expend significant time and expense to prevent infringement or to enforce our rights. There can be no assurance that others will not offer products or services that are substantially similar to ours and compete with our business.

Circumstances outside our control could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in all jurisdictions in which our Sportsbook, iGaming, DFS, digital lottery courier and prediction markets product offerings are accessible. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time-consuming. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business, thereby harming our operating results. Furthermore, if we are unable to protect our proprietary rights or prevent unauthorized use or appropriation by third parties, the value of our brand and other intangible assets may be diminished, and competitors may be able to more effectively mimic our product offerings and services. Any of these events could have a material adverse impact on our business.

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

The regulatory review process and licensing requirements also may preclude us from using technologies owned or developed by third parties if those parties are unwilling to subject themselves to regulatory review or do not meet regulatory requirements. Certain gaming authorities require gaming manufacturers to obtain approval before engaging in certain transactions, such as acquisitions, mergers, reorganizations, financings, stock offerings and stock repurchases. Obtaining such approvals can be costly and time consuming, and we cannot assure you that such approvals will be granted or obtained on acceptable terms, or at all, or that the approval process will not result in delays or disruptions to our strategic objectives.

Our insurance may not provide adequate levels of coverage against claims.

We maintain insurance that we believe is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Moreover, we cannot be sure our existing insurance coverage – including coverage for errors and omissions – will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss. Any loss incurred could exceed policy limits and policy payments made to us may not be made on a timely basis. Such losses could adversely affect our business prospects, results of operations, cash flows and financial condition.

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

Our functional currency is the U.S. dollar, and as a result, we will be subject to foreign currency fluctuation due to operations by subsidiaries in non-U.S. jurisdictions, including Canada, and the fact that certain of our revenues, operating expenses and assets and liabilities are non-U.S. dollar denominated. For example, an increase in the value of non-U.S. dollar currencies against the U.S. dollar could increase costs for delivery of products and services and also increase cost of local operating expenses and procurement of materials or services that we must purchase in foreign currencies by increasing labor and other costs that are denominated in such local currencies. These risks related to exchange rate fluctuations may increase in future periods in the event that our non-U.S. operations expand. In 2025 and 2024, our exposure to foreign currency transaction risk was not material. While we do not otherwise hedge our foreign exchange exposure, we may consider doing so in the future.

Foreign currency exchange rate volatility, as well as the cost of any hedging arrangements entered into in the future, may negatively affect our financial position and results of operations, and may adversely impact the comparability of results between periods.

Risk Factors Relating to Our Indebtedness

We have substantial debt outstanding and may incur additional debt.

As of December 31, 2025, our total long-term debt was approximately $1,835.6 million, net of issuance costs. Our debt levels could have significant consequences, including, among others:

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

In addition, we may incur substantial additional debt in the future. The terms of the indenture governing our zero-coupon convertible senior notes in an aggregate principal amount of $1,265.0 million, which includes proceeds from the full exercise of the over-allotment option (collectively, the “Convertible Notes”), and the credit agreement with various financial institutions as lenders and issuing banks, as amended by the first amendment, dated March 4, 2025, which provides the Company with a revolving line of credit of up to $500.0 million, under which $10.0 million in letters of credit were issued with $490.0 million available for borrowing as of December 31, 2025, and incremental term loans in an aggregate principal amount of $600.0 million, under which $595.5 million aggregate principal amount was outstanding as of December 31, 2025, permit us to incur additional debt, subject to certain limitations set forth therein. If new debt is incurred in addition to our current debt levels, the foregoing risks may be augmented.

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

The Hedge Counterparties to the Capped Call Transactions are financial institutions, and we will be subject to the risk that the Hedge Counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the Capped Call Transactions. Our exposure to the credit risk of the Hedge Counterparties under the Capped Call Transactions will not be secured by any collateral. In the past, economic conditions have resulted in the actual or perceived failure or financial difficulties of a number of financial institutions, including the bankruptcy of Silicon Valley Bank. If a Hedge Counterparty becomes subject to insolvency proceedings, we will be an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with them. Our exposure will depend on many factors. Generally, the increase in our exposure will be correlated to the increase in the market price and in the volatility of our Class A common stock. In addition, as a result of a default by any counterparty to the Capped Call Transactions, we may suffer more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurances as to the financial stability or viability of any counterparty under the Capped Call Transactions.

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
•success of competitors;
•lack of adjacent competitors;
•our operating results failing to meet the expectations of securities analysts or investors in a particular period;
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
•our stock repurchase program;
•sales of substantial amounts of our Class A common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, volatile inflation and interest rates, actual or perceived instability in the global banking sector, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our Class A common stock irrespective of our operating performance. The stock market in general, and securities traded on The Nasdaq Stock Market in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the affected companies. The trading prices and valuations of these stocks, and of our Class A common stock, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our Class A common stock also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

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

There were a total of 495.1 million shares of our Class A common stock outstanding as of December 31, 2025. In addition, we have reserved shares of Class A common stock for issuance under the DraftKings Inc. 2020 Incentive Plan (the “Incentive Plan”) and under the DraftKings Employee Stock Purchase Plan (the “ESPP”). Additionally, each of our Incentive Plan and ESPP currently provide for an automatic increase in the number of shares that will be reserved for issuance. Any shares of Class A common stock that we issue under our Incentive Plan, ESPP or other equity incentive plans that we may adopt in the future would dilute the percentage ownership held by holders of Class A common stock.

In connection with the completion of the Business Combination Agreement, dated December 22, 2019, as amended on April 7, 2020, the acquisition of GNOG pursuant to a definitive agreement and plan of merger, dated August 9, 2021, in an all stock transaction (the “GNOG Transaction”) and equity offerings by the Company, we, our executive officers and directors and selling stockholders entered into agreements restricting their ability to sell their shares of Class A common stock. As restrictions on resale end or if these stockholders exercise their sale, exchange or registration rights and sell shares or are perceived by the market as intending to sell shares, the market price of our shares of Class A common stock could drop significantly. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Class A common stock or other securities.

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

We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations, prospects and stock price, which could cause you to lose some or all of your investment.

We may be forced to write down or write off assets, restructure our operations, or incur impairment or other charges that could result in losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject. Accordingly, a stockholder could suffer a reduction in the value of their shares of Class A common stock.

The coverage of our business or our Class A common stock by securities or industry analysts or the absence thereof could adversely affect our securities and trading volume.

The trading market for our Class A common stock is influenced in part by the research and other reports that industry or securities analysts publish about us or our business or industry from time to time. We do not control these analysts, or the content and opinions included in their reports. Analysts who publish information about our securities may have had relatively little experience with our Company given our limited history as a public company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. If analysts that cover our securities cease coverage, downgrade our securities or if they issue other unfavorable commentary about us or our industry or inaccurate research, our stock price would likely decline. Furthermore, if one or more of these analysts cease coverage or fail to regularly publish reports on us, we could lose visibility in the financial markets. Any of the foregoing would likely cause our stock price and trading volume to decline.

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

Shares of our Class B common stock are entitled to 10 votes per share, while shares of our Class A common stock are entitled to one vote per share. Mr. Robins, our Chief Executive Officer and Chairman, holds all of the issued and outstanding shares of our Class B common stock. Accordingly, Mr. Robins holds approximately 89% of the voting power of our capital stock and will be able to control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Mr. Robins may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of DraftKings, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of DraftKings and might ultimately affect the market price of shares of our Class A common stock.

Our dual class structure may affect the trading price of our Class A common stock.

Our dual class structure may result in volatility in the market price of our Class A common stock whether due to adverse publicity or reaction from institutional or other investors or proxy advisory firms. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell and S&P Dow Jones announced that they would cease to allow most newly public companies with dual or multi-class capital structures to be included in their indices. Beginning in 2017, MSCI Inc. (“MSCI”), a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. In 2023, S&P Dow Jones updated the share class eligibility rule to allow companies with multiple share class structures to be included in the S&P Composite 1500 Index and its component indices, including the S&P 500. After this rule change by S&P Dow Jones, the Russell 2000 has, and other indices may have, limitations on inclusion based on multiple share class structures. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices will not be investing in our stock. These policies are still fairly new, and it is as of yet unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress these valuations compared to those of other similar companies that are included. Because of our dual class structure, we have been and will likely continue to be excluded from certain of these indexes, and we cannot assure you that other stock indexes will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make shares of our Class A common stock less attractive to other investors. As a result, the market price of shares of our Class A common stock could be adversely affected.

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

Stock repurchases under our stock repurchase program are discretionary, and we cannot guarantee that our stock repurchase program will achieve the desired objectives. Stock repurchases diminish our cash reserves and could also increase the volatility of the trading price of our Class A common stock.

On July 30, 2024, our Board of Directors authorized the repurchase of an aggregate of up to $1.0 billion of our Class A common stock. On November 6, 2025, our Board of Directors approved a $1.0 billion increase to our existing stock repurchase authorization, which brings the aggregate stock repurchase authorization to $2.0 billion of our Class A common stock. We may make repurchases of our Class A common stock through open market purchases, privately negotiated transactions or other transactions in accordance with applicable securities laws, subject to market conditions and other factors. The stock repurchase program does not obligate us to acquire any specific number or amount of Class A common stock and may be terminated at any time. We cannot guarantee that the program will be fully consummated, that it will enhance long-term stockholder value or that it will successfully mitigate the dilutive effect of employee equity awards. Any repurchases will reduce the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or business opportunities and other general corporate requirements. In addition, the program could affect the trading price of our Class A common stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our Class A common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

The Company maintains a governance structure to address cybersecurity risk, which involves a dedicated Information Security Team (the “Information Security Team”), an executive security steering committee (the “Executive Security Steering Committee”), the Compliance and Risk Committee of the Board and the Board.
The Company’s Information Security Team, led by our Chief Information Security Officer (“CISO”), is responsible for identifying, assessing, mitigating and reporting on material cybersecurity risks to the Company’s Executive Security Steering Committee. The Company’s CISO holds high-level licenses and certifications relating to information security, including a Certified Information Security Manager from the Information Systems Audit and Control Association and a Certified Information Systems Security Professional and a Certified Cloud Security Professional from the International Information Security System Security Certification Consortium. The Company’s Executive Security Steering Committee, chaired by the Company’s CISO and comprised of various cross-functional members of senior management, drives awareness and alignment across broad stakeholder groups for cybersecurity governance and risk management and reporting. The Executive Security Steering Committee receives quarterly reports from the Company’s CISO. The Compliance and Risk Committee receives regular reports from the Company’s CISO. The Compliance and Risk Committee periodically reports to the Board.
The Company maintains an operational Incident Response Plan (“IRP”) that defines how the Company handles cybersecurity incidents, including identification, assessment, escalation, reporting and remediation procedures. The IRP is reviewed annually both internally and by third parties during regular audits. In addition, the Company retains a preferred partner with expertise in cybersecurity risks and incidents to advise on cybersecurity related matters. The Company’s preferred partner is also part of the Company’s IRP procedures and provides independent analysis and advice during cybersecurity investigations. The Company also maintains a Security Awareness Program, which is designed, implemented and maintained by the Company’s CISO. The Company’s Security Awareness Program includes training that reinforces the Company’s information technology risk and security management policies, standards and practices, as well as the expectation that employees comply with these policies. The Security Awareness Program engages personnel through training on how to identify potential cybersecurity risks and protect the Company’s resources and information, as well as how to respond to unauthorized access to or use of Company information. The Security Awareness Program training is mandatory for all employees globally at least annually, and it is supplemented by Company-wide assessment initiatives, including periodic testing. The Company provides specialized security training for certain employee roles, such as application developers.

The Company conducts periodic tests to assess the Company’s processes and procedures and the threat landscape, which are designed with the goal of implementing and maintaining a robust cybersecurity program. Where appropriate, the Company takes additional and ongoing steps intended to strengthen the Company’s cybersecurity capabilities and mitigate the risk of a breach or incident. The Company’s security program and IT-related controls are regularly examined by internal auditors, external auditors and various regulators. For example, each year, the Company conducts various third-party audits, including SOC 2 Type 2, PCI DSS and ISO 27001. The Company also engages third-party consultants for incident responses. These third-party consultants report directly to the CISO and, depending on the nature of the incident, report directly to the Executive Security Steering Committee on various topics, including effects of the incident and recommendations on how to strengthen the Company’s cybersecurity capabilities and mitigate the risk of a breach or incident. In addition to assessing the Company’s cybersecurity preparedness, the Company also considers and evaluates cybersecurity risks associated with its use of third-party service providers. The Company maintains a vendor onboarding program, pursuant to which the Company regularly reviews third-party hosted applications and, when available, requests its vendors to provide SOC 2 Type 2 reports and/or ISO 27001 certificates. The Company’s assessment of risks associated with use of third-party providers is part of the Company’s overall cybersecurity risk management program.
Although we have designed our cybersecurity program and governance procedures above to mitigate cybersecurity risks, we have experienced, and we may in the future experience cybersecurity risks, threats and attacks. To date, these risks, threats and attacks have not had a material impact on our operations, business strategy or financial results, but we cannot provide assurance that they will not have a material impact in the future. See the section entitled “Risk Factors” included elsewhere in this Annual Report for further information. We continuously work to enhance our cybersecurity risk management program.

Item 2. Properties.

As of December 31, 2025, we had approximately 500,000 square feet of leased office, retail, and lottery operations space. Our corporate headquarters is located in Boston, Massachusetts and consists of approximately 125,000 square feet under a lease that expires in 2027. Our lease and our rights under this lease are subordinated under a lien of mortgage. In the fourth quarter of 2025, we entered into a new lease for approximately 117,000 square feet of office space, which will serve as our new corporate headquarters in Boston, Massachusetts commencing on January 1, 2027. In conjunction with signing this new lease we simultaneously signed a termination agreement for our current corporate headquarters. In addition to our corporate headquarters, we lease other properties in several other cities in the United States, as well as in Ireland, Bulgaria, Ukraine, Israel and the United Kingdom. We use our corporate headquarters and our other facilities primarily for our management, technology, product design, sales and marketing, finance, legal, human resources, general administrative and information technology teams.

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

Holders

As of February 10, 2026, there were 729 holders of record of our Class A common stock. In addition to holders of record of our Class A common stock, we believe there is a substantially greater number of “street name” holders or beneficial holders whose Class A common stock is held of record by banks, brokers and other financial institutions.

There is no public market for our Class B common stock and one holder of record of our Class B common stock as of February 10, 2026.

Dividend Policy

We have not paid any cash dividends on our Class A common stock to date. The payment of cash dividends is subject to the discretion of our Board of Directors and may be affected by various factors, including our future earnings, financial condition, capital requirements, stock repurchase activity, current and future planned strategic growth initiatives, levels of indebtedness, and other considerations our Board of Directors deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 11 of this Annual Report for information about our equity compensation plans, which is incorporated by reference herein.

Stock Price Performance

The graph above compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Standard & Poor’s (“S&P”) 500 Consumer Discretionary Index and the Nasdaq Composite Index. The graph assumes an initial investment of $100 in our Class A common stock at the market close on December 31, 2020. Data for the

S&P 500 Consumer Discretionary Index and the Nasdaq Composite Index assume reinvestment of dividends. Total return equals stock price appreciation plus reinvestment of dividends.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On October 21, 2025, in connection with our acquisition of Railbird, we issued (i) 853,908 shares of our Class A common stock to Railbird’s former equityholders, and (ii) agreed to issue at a later date up to approximately $200 million of shares of our Class A common stock to Railbird’s former equityholders, based on the achievement of certain performance metrics, valued on the basis of the 30-day volume-weighted average price of our Class A common stock determined at or around the issuance thereof, issuable at a later date based on certain post-closing performance metrics (collectively, the “Railbird Equity Consideration”).

The issuance of the Railbird Equity Consideration did not involve any underwriters, any underwriting discounts or commissions, or any public offering. The Railbird Equity Consideration was issued in reliance upon the exemption from registration afforded by Rule 506(b) under the Securities Act. The recipients of the Railbird Equity Consideration represented their intentions to acquire the securities for investment only and not with views to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the securities issued in connection with such issuance. There was no advertising or solicitation involved, and each of the recipients was an accredited or sophisticated investor and had adequate access to information about the Company’s business and operations.

Agreement with Commercial Counterparty

On November 19, 2025, we granted an aggregate of $5 million of time-based RSUs (defined below) to an unaffiliated commercial counterparty (“Counterparty”) in partial consideration of an amendment to an existing commercial agreement between Counterparty and the Company. Such time-based RSUs vest in quarterly installments, with $1.25 million of time-based RSUs vesting per quarter between March 31, 2027 and December 31, 2027. Each RSU represents a right to receive shares of our Class A common stock upon vesting, with the number of shares issued upon each vesting date determined based on the market price of our Class A common stock on such vesting date.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On July 30, 2024, our Board of Directors authorized the repurchase of an aggregate of up to $1.0 billion of our Class A common stock through open market purchases, privately negotiated transactions or other transactions in accordance with applicable securities laws. On November 6, 2025, our Board of Directors approved a $1.0 billion increase to our existing stock repurchase authorization, which brings the aggregate stock repurchase authorization to $2.0 billion of our Class A common stock. Our stock repurchase authorization does not have an expiration date, and the pace of our repurchase activity will depend on factors such as our working capital needs, our debt repayment obligations or repurchases of our debt, our stock price and economic and market conditions. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

The table below provides information with respect to repurchases of shares of our Class A common stock during the three months ended December 31, 2025:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1, 2025 to October 31, 2025	155,194	$38.66	155,194	$631,977
November 1, 2025 to November 30, 2025	3,321,361	$30.11	3,321,361	$1,531,911

December 1, 2025 to December 31, 2025	4,316,755	$35.08	4,316,755	$1,380,405
Total	7,793,310		7,793,310

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

Our Business

We are a digital sports entertainment and gaming company. We provide users with online and retail sports betting (together, “Sportsbook”), online casino (“iGaming”), daily fantasy sports (“DFS”), digital lottery courier, prediction markets and other product offerings.

Our mission is to make life more exciting by responsibly creating the world’s favorite real-money games, betting experiences and event contracts trading. We accomplish this by creating an environment where our users can find enjoyment and fulfillment through Sportsbook, iGaming, DFS, digital lottery courier and prediction markets, as well as our other product offerings. We are also highly focused on our responsibility as a steward of this new era in real-money gaming. Our ethics guide our decision making, with respect to both the tradition and integrity of sports and our investments in regulatory compliance and consumer protection.
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
Our priorities are to (a) continue to invest in our product offerings, (b) launch our product offerings in new jurisdictions, (c) create replicable and predictable state-level unit economics in Sportsbook and iGaming and (d) expand our product offerings. When we launch our Sportsbook and iGaming product offerings in a new jurisdiction, we invest heavily in customer acquisition, user retention and cross-selling until the new jurisdiction provides a critical mass of users engaged across our product offerings.
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
Our path to increase profitability on an annual basis is based on the acceleration of positive contribution profit growth driven by increased revenue and gross profit generation from ongoing efficient customer acquisition, strong user retention, improved monetization from frequency and higher Net Revenue Margin, as well as scale benefits from investments in our product offerings and technology and general and administrative functions. In any given period, we expect to achieve profitability on a consolidated Adjusted EBITDA basis when total contribution profit exceeds the fixed costs of our business, which depends, in part, on the percentage of the U.S. adult population that has access to our product offerings and the other factors summarized in the section entitled “Cautionary Statement Regarding Forward-Looking Statements.”

Financial Highlights and Trends

The following table sets forth a summary of our financial results for the periods indicated and is derived from our consolidated financial statements for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(amounts in thousands, except per share amounts)	2025	2024	2023
Revenue	$6,054,525	$4,767,699	$3,665,393
Net Income (Loss)	3,710	(507,285)	(802,142)
Adjusted EBITDA (1)	619,987	181,307	(151,035)
Basic Earnings (Loss) Per Share	0.01	(1.05)	(1.73)
Diluted Earnings (Loss) Per Share	(0.01)	(1.05)	(1.73)
Adjusted Diluted Earnings (Loss) Per Share (2)	0.66	0.24	(0.41)

(1)Adjusted EBITDA is a non-GAAP financial measure. See “—Non-GAAP Information” below for additional information about this measure and a reconciliation of this measure to the most directly comparable financial measure calculated in accordance with U.S. GAAP.
(2)Adjusted Diluted Earnings (Loss) Per Share is a non-GAAP financial measure. See “—Non-GAAP Information” below for additional information about this measure and a reconciliation of this measure to the most directly comparable financial measure calculated in accordance with U.S. GAAP.

Revenue increased by $1,286.8 million in 2025, compared to 2024, primarily due to the strong performance of our Sportsbook and iGaming product offerings as a result of continued healthy user engagement, efficient acquisition of new customers and higher net revenue margin.

Key Performance Indicators

Monthly Unique Payers (“MUPs”). We define MUPs as the number of unique paid users per month who had one or more real-money, paid engagements across one or more of our Sportsbook, iGaming, DFS, digital lottery courier, prediction markets or other product offerings via our technology. For reported periods longer than one month, we average the MUPs for the months in the reported period. Although the number of unique paid users includes those users that have participated in a real-money, paid engagement using only promotional incentives (which has not been a material number of users to date), which are fungible with other funds deposited into their wallets on our technology, it does not include users who have made a deposit but have not yet had a real-money, paid engagement.

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

The chart below presents our average MUPs for 2023, 2024 and 2025:

Average Monthly Unique Payers
(in millions)
2.7
3.7
4.0
2023
2024
2025

Average Revenue per MUP (“ARPMUP”). We define and calculate ARPMUP as the average monthly revenue for a reporting period divided by the average number of MUPs for the same period. ARPMUP is a key indicator of our ability to drive usage and monetization of our product offerings.

The chart below presents our ARPMUP for 2023, 2024 and 2025:

Average Revenue per Monthly Unique Payer
(in whole dollars)
$113
$106
$125
2023
2024
2025

The increase in MUPs for 2025, compared to 2024, primarily reflects strong unique payer retention and acquisition across our Sportsbook and iGaming product offerings. Excluding the impact of the Jackpocket Transaction, MUPs increased 0.2 million, or 6.7%, to 3.5 million for 2025, compared to 2024.

ARPMUP increased in 2025, compared to 2024, primarily due to increased net revenue margin across both Sportsbook and iGaming. Excluding the impact of the Jackpocket Transaction, ARPMUP increased $23, or 19.1%, to $141 for 2025 compared to 2024.

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

The chart below presents our Sportsbook Handle, Sportsbook Net Revenue Margin, and revenue disaggregation for 2025, 2024, and 2023:

	Year Ended December 31,
(amounts in thousands)	2025	2024	2023
Sportsbook Handle	$53,553,697	$48,061,148	$37,436,016
Sportsbook Revenue	3,827,091	2,902,857	2,106,403
Sportsbook Net Revenue Margin	7.1%	6.0%	5.6%

Sportsbook Revenue	3,827,091	2,902,857	2,106,403
iGaming Revenue	1,804,613	1,507,808	1,216,749
Other Revenue	422,821	357,034	342,241
Total Revenue	$6,054,525	$4,767,699	$3,665,393
The increase in Sportsbook Handle of $5.5 billion, or 11.4%, in 2025, compared to 2024, and $10.6 billion, or 28.4%, in 2024, compared to 2023, is primarily due to MUPs increasing in 2025 as compared to 2024, and in 2024 as compared to 2023. The increase in MUPs was due to strong player retention and acquisition across our Sportsbook product offering.
The increase in Sportsbook Net Revenue Margin of 1.1 percentage points in 2025, compared to 2024, and 0.4 percentage points in 2024, compared to 2023, is due to improvement in our Sportsbook hold percentage and improved promotional reinvestment.
iGaming revenue increased $296.8 million, or 19.7%, in 2025, compared to 2024, and $291.1 million, or 23.9%, in 2024, compared to 2023, due to an increase in MUPs and ARPMUP for the product offering.
Other revenue increased $65.8 million, or 18.4%, in 2025, compared to 2024, primarily due to the acquisition of Jackpocket in May 2024 and an increase in revenue from our fantasy product offerings, which includes DFS and Pick6. Other revenue increased $14.8 million, or 4.3%, in 2024, compared to 2023, primarily due to our acquisition of Jackpocket in May 2024 offset by a reduction of gaming software revenue related to the winding down of external customers.
Non-GAAP Information

This Annual Report includes Adjusted EBITDA and Adjusted Diluted Earnings (Loss) Per Share, which are non-GAAP financial measures that we use to supplement our results presented in accordance with U.S. GAAP. We believe Adjusted EBITDA and Adjusted Diluted Earnings (Loss) Per Share are useful in evaluating our operating performance, similar to measures reported by our publicly-listed U.S. competitors, and regularly used by security analysts, institutional investors and other interested parties in analyzing operating performance and prospects. Adjusted EBITDA and Adjusted Diluted Earnings (Loss) Per Share are not intended to be substitutes for any U.S. GAAP financial measure. As calculated, they may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry.

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

We define and calculate Adjusted Diluted Earnings (Loss) Per Share as diluted earnings (loss) per share attributable to common stockholders adjusted for the impact of amortization of acquired intangible assets; discrete tax benefits attributed to acquisitions; stock-based compensation; transaction-related costs; litigation, settlement and related costs; advocacy and other related legal expenses; gain or loss on remeasurement of warrant liabilities; and other non-recurring and non-operating costs or income, as described in the reconciliation below.

We include non-GAAP financial measures because they are used by management to evaluate our core operating performance and trends and to make decisions regarding the allocation of capital and new investments. Adjusted EBITDA and Adjusted Diluted Earnings (Loss) Per Share exclude certain expenses that are required in accordance with U.S. GAAP because they are non-recurring items (for example, in the case of transaction-related costs and advocacy and other related legal expenses), non-cash expenditures (for example, in the case of depreciation and amortization, remeasurement of warrant liabilities and stock-based compensation), or non-operating items which are not related to our underlying business performance (for example, in the case of interest income and expense and litigation, settlement and related costs).

Adjusted EBITDA

The table below presents our net income (loss), which is the most directly comparable financial measure calculated in accordance with U.S. GAAP, reconciled to Adjusted EBITDA for the periods indicated:

	Year Ended December 31,
(amounts in thousands)	2025	2024	2023
Net income (loss)	$3,710	$(507,285)	$(802,142)
Adjusted for:
Depreciation and amortization (1)	275,488	270,854	201,920
Interest (income) expense, net	19,941	(44,300)	(55,739)
Income tax (benefit) provision (2)	4,274	(86,341)	10,170
Stock-based compensation (3)	339,311	381,367	398,463
Transaction-related costs (4)	13,213	26,386	3,060
Litigation, settlement, and related costs (5)	—	81,246	34,500
Advocacy and other related legal expenses (6)	2,000	16,049	—
Loss (gain) on remeasurement of warrant liabilities	(4,747)	4,945	57,543
Other non-recurring and non-operating costs (income) (7)	(33,203)	38,386	1,190
Adjusted EBITDA	$619,987	$181,307	$(151,035)

(1)The amounts include the amortization of acquired intangible assets of $149.3 million, $159.8 million and $117.3 million for 2025, 2024 and 2023, respectively.
(2)In 2025, the Company recorded a discrete income tax benefit of $14.6 million, which was attributable to non-recurring partial releases of the Company's U.S. valuation allowance as a result of the purchase accounting for Railbird. In 2024, the Company recorded a discrete tax benefit of $87.3 million, which was attributable to non-recurring partial releases of the Company's U.S. valuation allowance as a result of the purchase accounting for the Jackpocket Transaction.
(3)Reflects stock-based compensation expenses resulting from the issuance of awards under incentive plans.
(4)Includes capital markets advisory, consulting, accounting and legal expenses related to the evaluation, negotiation and consummation of transactions and offerings that are under consideration, pending or completed, as well as integration costs related to acquisitions.
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
(7)This primarily includes the change in fair value of certain assets and liabilities, including a $38.0 million gain related to contingent consideration in 2025, as well as our equity method share of investee’s gains and losses and other costs relating to non-recurring and non-operating items. For 2024, this amount also includes $27.8 million in expense related to the discontinuance of our Reignmakers product offering, $7.5 million in expenses related to the termination of a market access agreement, and a $5.8 million loss on the sale of Vegas Sports Information Network, LLC, offset by $20.9 million related to gaming tax credits as a result of audits and appeals related to prior periods.

Adjusted Diluted Earnings (Loss) Per Share

The table below presents the Company’s Adjusted Diluted Earnings (Loss) Per Share reconciled to its diluted earnings (loss) per share attributable to common stockholders, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP, for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Diluted earnings (loss) per share attributable to common stockholders	$(0.01)	$(1.05)	$(1.73)
Adjusted for:
Amortization of acquired intangible assets (1)	0.30	0.33	0.25
Discrete tax benefit attributed to acquisitions (2)	(0.03)	(0.18)	—
Stock-based compensation (3)	0.68	0.79	0.86
Transaction-related costs (4)	0.03	0.05	0.01
Litigation, settlement, and related costs (5)	—	0.17	0.07
Advocacy and other related legal expenses (6)	0.00	0.03	—
Loss (gain) on remeasurement of warrant liabilities	0.00	0.01	0.12
Other non-recurring and non-operating costs (income) (7)	(0.06)	0.08	0.00
Tax impact of adjusting items (8)	(0.26)	—	—
Adjusted Diluted Earnings (Loss) Per Share*	$0.66	$0.24	$(0.41)
_____________
*     Weighted average diluted number of shares used to calculate Adjusted Diluted Earnings (Loss) Per Share for the years ended December 31, 2025, 2024, and 2023 was 495.9 million, 482.0 million and 462.6 million, respectively; totals may not sum due to rounding.

(1)The amounts include the amortization of acquired intangible assets of $149.3 million, $159.8 million and $117.3 million for 2025, 2024 and 2023, respectively.
(2)In 2025, the Company recorded a discrete income tax benefit of $14.6 million, which was attributable to non-recurring partial releases of the Company's U.S. valuation allowance as a result of the purchase accounting for Railbird. In 2024, the Company recorded a discrete tax benefit of $87.3 million, which was attributable to non-recurring partial releases of the Company's U.S. valuation allowance as a result of the purchase accounting for the Jackpocket Transaction.
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
(7)This primarily includes the change in fair value of certain assets and liabilities, including a $38.0 million gain related to contingent consideration in 2025, as well as our equity method share of investee’s gains and losses and other costs relating to non-recurring and non-operating items. For 2024, this amount also includes $27.8 million in expense related to the discontinuance of our Reignmakers product offering, $7.5 million in expenses related to the termination of a market access agreement, and a $5.8 million loss on the sale of Vegas Sports Information Network, LLC, offset by $20.9 million related to gaming tax credits as a result of audits and appeals related to prior periods.
(8)Beginning in the first quarter of 2025, the Company began applying an estimated non-GAAP effective tax rate, which is 23% as of December 31, 2025. The non-GAAP effective tax rate reflects the non-GAAP tax provision commensurate with the Company’s level of non-GAAP profitability, which was determined after adjusting for the non-GAAP adjustments presented above and excluding the impact of changes in the valuation allowance.

Key Factors Affecting Our Results

Our financial position and results of operations depend to a significant extent on the following factors:

Industry Opportunity and Competitive Landscape

We primarily operate within the global entertainment, gaming, and prediction markets industries which are comprised of diverse product offerings that compete for consumers’ time and disposable income. Our short-to-medium term focus is on the North American regulated gaming industry, particularly the opportunity in online sportsbook and iGaming. We believe our industry-leading product offerings, strong technology services, more than a decade of U.S. online and mobile gaming experience, established brand and vertically integrated solutions make us a partner of choice for state regulators, professional sports leagues and teams, gaming companies and other sports entertainment and related businesses.

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

Legalization, Regulation and Taxation

Our growth prospects depend on the legalization of online sports betting and iGaming in additional jurisdictions, predominantly within the United States. Our strategy is to expand our Sportsbook and iGaming product offerings into new jurisdictions as they are legalized and become accessible to the extent it is economically beneficial to do so. As of February 10, 2026, 39 U.S. states, the District of Columbia and Puerto Rico have legalized some form of sports betting. Of those 41 legal jurisdictions, 33 have legalized online sports betting. All 33 jurisdictions are live, and DraftKings operates in 27 of them. The U.S. jurisdictions with statutes legalizing iGaming are Connecticut, Delaware, Maine, Michigan, New Jersey, Pennsylvania, Rhode Island and West Virginia.

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

Results of Operations

2025 Compared to 2024

The following table sets forth a summary of our consolidated results of operations for the years indicated, and the changes between periods.

	Year Ended December 31,
(amounts in thousands, except percentages)	2025	2024	$ Change	% Change
Revenue	$6,054,525	$4,767,699	$1,286,826	27.0%
Cost of revenue	3,556,947	2,950,561	606,386	20.6%
Sales and marketing	1,379,880	1,264,920	114,960	9.1%
Product and technology	459,912	397,114	62,798	15.8%
General and administrative	673,603	764,103	(90,500)	(11.8)%
Loss from operations	(15,817)	(608,999)	593,182	97.4%
Interest income (expense), net	(19,941)	44,300	(64,241)	n.m.
Gain (loss) on remeasurement of warrant liabilities	4,747	(4,945)	9,692	n.m.
Other gain (loss), net	38,024	(23,514)	61,538	n.m.
Income (loss) before income tax (benefit) provision and loss from equity method investment	7,013	(593,158)	600,171	n.m.
Income tax provision (benefit)	4,274	(86,341)	(90,615)	n.m.
(Gain) loss from equity method investments	(971)	468	1,439	n.m.
Net income (loss)	$3,710	$(507,285)	$510,995	100.7%
 * Percentage changes that are considered not meaningful are denoted with n.m.

Revenue. Revenue increased $1.3 billion, or 27.0%, to $6.1 billion in 2025, from $4.8 billion in 2024. The increase was primarily attributable to our Sportsbook and iGaming product offerings which increased $1.2 billion, or 27.7%, to $5.6 billion in 2025 due to MUPs increasing by 7.9% and ARPMUP increasing by 17.9% as compared to 2024. The increase in MUPs was primarily due to strong player retention and acquisition across our Sportsbook and iGaming product offerings. The increase in ARPMUP was primarily due to an increase in Sportsbook Net Revenue Margin from 6.0% in 2024 to 7.1% in 2025, as a result of increased Sportsbook hold percentage and improved promotional reinvestment, as well as improved handle and net revenue margin in iGaming.

Cost of Revenue. Cost of revenue increased $606.4 million, or 20.6%, to $3.6 billion in 2025, from $3.0 billion in 2024. The increase was due, in part, to revenue growth as outlined above and a resulting increase in our variable expenses, primarily gaming taxes and payment processing fees, which increased $473.4 million and $65.4 million, respectively.

Cost of revenue as a percentage of revenue decreased by 3.1% percentage points to 58.7% in 2025 from 61.9% in 2024, primarily driven by lower payment processing fees as a percentage of total revenue and improved promotional reinvestment across our Sportsbook and iGaming product offerings, partially offset by higher gaming tax rates in certain jurisdictions.

Sales and Marketing. Sales and marketing expense increased $115.0 million, or 9.1%, to $1.4 billion in 2025, from $1.3 billion in 2024. The increase was primarily attributable to an increase in advertising costs of $75.2 million.

Product and Technology. Product and technology expense increased $62.8 million, or 15.8%, to $459.9 million in 2025 from $397.1 million in 2024, primarily due to increased headcount in our product and engineering departments.

General and Administrative. General and administrative expense decreased $90.5 million, or 11.8%, to $673.6 million in 2025 from $764.1 million in 2024. The decrease was primarily driven by non-recurring expenses recognized in the prior year, including $27.8 million related to the discontinuance of our Reignmakers product offering, and an $81.2 million reduction in non-ordinary course litigation, settlement and related costs.

Interest Income (Expense), net. Interest income (expense), net decreased $64.2 million to $19.9 million of net interest expense in 2025 from $44.3 million of net interest income in 2024, primarily due to interest expense from the Term B Loan (as defined below) of $30.7 million, fluctuations in cash balances and interest rates during the respective periods, and the inclusion of $25.6 million of interest income on customer deposits in revenue in 2025.

Gain (Loss) on Remeasurement of Warrant Liabilities. We recorded a gain on remeasurement of warrant liabilities of $4.7 million in 2025, compared to a loss of $4.9 million in 2024, primarily due to changes in the underlying share price of our Class A common stock.

Other Gain (Loss), net. We recorded a gain of $38.0 million in 2025, as compared to loss of $23.5 million in 2024. The gain in 2025 was attributable to the revaluation of certain contingent consideration arrangements. The loss in 2024 was primarily attributable to a $5.8 million loss on the sale of Vegas Sports Information Network, LLC and a $12.9 million decrease in the fair value of certain financial assets.

Income Tax Provision (Benefit). We recorded an income tax provision of $4.3 million in 2025, as compared to an income tax benefit of $86.3 million in 2024. This change was primarily due to an income tax benefit of $87.3 million in 2024, which was attributable to non-recurring partial releases of the Company's U.S. valuation allowance as a result of the purchase accounting for our business combinations.

Net Income (Loss). Net income (loss) improved by $511.0 million to $3.7 million net income in 2025 from a net loss of $507.3 million in 2024, for the reasons discussed above.

2024 Compared to 2023

A discussion of changes in our results of operations in 2024 compared to 2023 has been omitted from this Annual Report, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 14, 2025, which is available free of charge on the SEC’s website at www.sec.gov and at www.DraftKings.com.

Quarterly Performance Trend and Seasonality

Our user engagement and financial performance is seasonal in nature, as indicated by the following charts, which present our average MUPs, ARPMUP, Sportsbook Handle and Sportsbook Net Revenue Margin for the last eight quarters, and the explanations that follow.

MUPs (in 000's)
5,000
4,800
4,600
4,400
4,200
4,000
3,800
3,600
3,400
3,200
3,000
2,800
2,600
2,400
2,200
2,000
1,800
1,600
1,400
1,200
1,000
800
600
400
200
0
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$—
ARPMUP
Q1'24
Q2'24
Q3'24
Q4'24
Q1'25
Q2'25
Q3'25
Q4'25
MUPs (in 000's)
ARPMUP

$18,000,000
$17,000,000
$16,000,000
$15,000,000
$14,000,000
$13,000,000
$12,000,000
$11,000,000
$10,000,000
$9,000,000
$8,000,000
$7,000,000
$6,000,000
$5,000,000
$4,000,000
$3,000,000
$2,000,000
$1,000,000
$—
Sportsbook Handle (in 000's)
9.0%
8.0%
7.0%
6.0%
5.0%
4.0%
3.0%
2.0%
1.0%
—%
Sportsbook Net Revenue Margin
Q1'24
Q2'24
Q3'24
Q4'24
Q1'25
Q2'25
Q3'25
Q4'25
Sportsbook Handle (in 000s)
Sportsbook Net Revenue Margin

(amounts in thousands)	Q1'24	Q2'24	Q3'24	Q4'24	Q1'25	Q2'25	Q3'25	Q4'25
Sportsbook Handle	$12,001,424	$10,793,014	$10,365,068	$14,901,643	$13,880,391	$11,474,841	$11,402,405	$16,796,059
Sportsbook Revenue	734,055	686,889	656,920	824,993	881,957	997,872	596,119	1,351,143
Sportsbook Net Revenue Margin	6.1%	6.4%	6.3%	5.5%	6.4%	8.7%	5.2%	8.0%

Sportsbook Revenue	734,055	686,889	656,920	824,993	881,957	997,872	596,119	1,351,143
iGaming Revenue	369,997	350,552	361,460	425,799	423,471	429,660	451,300	500,182
Other Revenue	70,944	67,000	77,110	141,980	103,378	84,975	96,600	137,868
Total Revenue	$1,174,996	$1,104,441	$1,095,490	$1,392,772	$1,408,806	$1,512,507	$1,144,019	$1,989,193

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

The suspension, postponement, rescheduling, shortening and cancellation of major sports seasons and sporting events may materially impact our results of operations by, for example, reducing our customers’ use of, and spending on, our Sportsbook, predictions, and DFS product offerings. However, our product offerings that do not rely on sports seasons and sporting events, such as iGaming, may partially offset such an adverse impact on revenue.

Liquidity and Capital Resources

We had $1.1 billion in cash and cash equivalents as of December 31, 2025 (excluding restricted cash and cash reserved for users, which we segregate on behalf of our paid users for all jurisdictions and product offerings). We believe our cash on hand is sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months. We will continue to evaluate our long-term operating performance and cash needs and believe we are well positioned to continue to fund the operations of our business long-term.

Our material cash requirements include the following contractual and other obligations:

Convertible Debt. In March 2021, we issued zero-coupon convertible senior notes in an aggregate principal amount of $1,265.0 million (the “Convertible Notes”). The Convertible Notes mature on March 15, 2028, subject to earlier conversion, redemption or repurchase. In connection with the pricing of the Convertible Notes and the exercise of the option to purchase additional Convertible Notes, we entered into privately negotiated capped call transactions (the “Capped Call Transactions”). The Capped Call Transactions are expected generally to reduce potential dilution to DraftKings Inc.’s Class A common stock upon any conversion of the Convertible Notes. The net cost of $124.0 million incurred to enter into the Capped Call Transactions was recorded as a reduction to additional paid-in capital on the Company’s consolidated balance sheet. As of December 31, 2025, the Convertible Notes, net of issuance costs, balance was $1,259.1 million.

Credit Facility. In November 2024, we and certain of our subsidiaries entered into a credit agreement (as amended, the “Credit Agreement”) with various financial institutions, as lenders, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, providing for a senior secured revolving credit facility of up to $500.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility provides for revolving loans, swing line borrowings and letters of credit and has a maturity date of November 7, 2029. As of December 31, 2025, $10.0 million in letters of credit were issued under the Revolving Credit Facility, with $490.0 million available for borrowing.

Term B Loan. In March 2025, we and certain of our subsidiaries entered into a first amendment to the Credit Agreement, providing for a new class of incremental term loans under the Credit Agreement in an aggregate principal amount of

$600.0 million (the “Term B Facility” and, such term loans, the “Term B Loan”), with a maturity date of March 4, 2032. The Term B Facility requires principal payments in the amount of 1.00% per annum of the original aggregate principal amount of the Term B Loan payable in quarterly installments. The Term B Loan bears interest at the Company’s election at either (i) in the case of Term SOFR Loans, Term SOFR plus an applicable margin of 1.75% per annum, or (ii) in the case of ABR Term Loans, ABR plus an applicable margin of 0.75% per annum (with each of the capitalized terms used in clauses (i) and (ii) as defined in the Credit Agreement). As of December 31, 2025, there was $595.5 million outstanding under the Term B Facility.

Leases. We have lease arrangements for certain corporate office facilities, data centers and motor vehicles. As of December 31, 2025, the Company had lease commitments of $66.9 million, with $15.6 million payable within twelve months.

Other Purchase Obligations. We have certain non-cancelable contracts with vendors, licensors and others requiring us to make future cash payments. As of December 31, 2025, these purchase obligations were $2.3 billion, with $527.4 million payable within twelve months.

Cash Flows

The following table summarizes our cash flows for the periods indicated.

	Year Ended December 31,
(amounts in thousands)	2025	2024	2023
Net cash provided by (used in) operating activities	$662,855	$417,767	$(1,751)
Net cash provided by (used in) investing activities	(165,997)	(566,601)	(90,360)
Net cash provided by (used in) financing activities	(222,456)	(144,466)	(63,221)
Net increase (decrease) in cash and cash equivalents, restricted cash, and cash reserved for users	274,402	(293,300)	(155,332)
Cash and cash equivalents, restricted cash, and cash reserved for users at beginning of period	1,330,193	1,623,493	1,778,825
Cash and cash equivalents, restricted cash, and cash reserved for users at end of period	$1,604,595	$1,330,193	$1,623,493

2025 Compared to 2024

Operating Activities. Net cash provided by operating activities in 2025 was $662.9 million, compared to $417.8 million provided by operating activities in 2024, primarily reflecting an improvement in net income (loss), net of non-cash items, of $482.8 million for the reasons discussed in “Results of Operations” above, and $237.7 million of cash used from changes in operating assets and liabilities, primarily related to timing of player activity, impacting receivables reserved for users and liabilities to users, as well as timing of vendor payments.

Investing Activities. Net cash used in investing activities in 2025 decreased by $400.6 million to $166.0 million from $566.6 million in 2024, mainly reflecting a decrease in cash paid for acquisitions of $425.1 million in cash paid for acquisitions, net of cash acquired, related to larger cash flow outflows from business combinations completed in 2024, including the acquisition of Jackpocket.

Financing Activities. Net cash used in financing activities in 2025 increased by $78.0 million to $222.5 million from $144.5 million in 2024, primarily reflecting an increase in purchases of treasury stock of $154.9 million related to the satisfaction of withholding taxes due upon the vesting of restricted stock units and an increase in purchases of treasury stock of $523.5 million related to the Company’s stock repurchase program offset by proceeds received from the Term B Loan of $588.1 million.

2024 Compared to 2023

A discussion of changes in cash flows in 2024 compared to 2023 has been omitted from this Annual Report, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 14, 2025, which is available free of charge on the SEC's website at www.sec.gov and at www.DraftKings.com.

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

Goodwill

Goodwill is tested for impairment at the reporting unit level, which is the same or one level below an operating segment. In accordance with ASC Topic 350 Intangibles - Goodwill and Other (“ASC 350”), our business is classified into two reporting units. Prior to the fourth quarter of 2025, the Company operated as a single reporting unit for purposes of goodwill allocation and impairment assessment. Upon the acquisition of Railbird and the launch of our new prediction markets product offering in the fourth quarter of 2025, the Company reassessed its reporting structure and determined that prediction markets is a standalone reporting unit, and we therefore now operate as two reporting units to which goodwill is allocated. We review and evaluate our goodwill and indefinite life intangible assets for potential impairment at a minimum annually, in the fourth quarter, or more frequently if circumstances indicate that impairment is possible.

In testing goodwill for impairment, we have the option to begin with a qualitative assessment, commonly referred to as “Step 0,” to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, including changes in our management, strategy and primary user base. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then perform a quantitative goodwill impairment analysis by comparing the carrying amount to the fair value of the reporting unit. In estimating the fair value of the reporting unit, we may use key assumptions such as revenue growth rates, gross margin and estimated costs for future periods and well as peer group market valuation multiples and discount rates. If the carrying amount exceeds the fair value, goodwill will be written down to the fair value and recorded as impairment expense in the consolidated statements of operations. We perform our impairment testing annually and when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We performed our annual impairment assessment of goodwill as of October 1, 2025, using Step 0 and concluded that goodwill was not impaired as the fair value of our reporting units is significantly in excess of our carrying value.

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

The acquisition method of accounting requires us to exercise judgment and make estimates and assumptions based on available information regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities related to uncertain tax positions and contingencies. We must also refine these estimates over a one-year measurement period to reflect any new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to retroactively adjust provisional amounts that we have recorded for the fair value of assets and liabilities in connection with an acquisition, these adjustments could materially impact our results of operations and financial position. Estimates and assumptions that we must make in estimating the fair value of future acquired technology, user lists and other identifiable intangible assets include future cash flows that we expect to generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expenses. If our estimates of the economic lives change, depreciation or amortization expenses could be accelerated or slowed, which could materially impact our results of operations.

On May 22, 2024, we completed our acquisition of 100% of the equity interest of Jackpocket Inc., pursuant to the terms of the Jackpocket Merger Agreement (as defined below). On December 3, 2024, we completed our acquisition of 100% of the equity interest of Simplebet Inc., pursuant to the terms of the Simplebet Merger Agreement (as defined below). On October 21, 2025, we completed our acquisition of 100% of the equity interest of Railbird Technologies Inc. pursuant to the terms of the Railbird Merger Agreement (as defined below). The transactions were accounted for under ASC 805. In accordance with the acquisition method, we recorded the fair value of assets acquired and liabilities assumed. The allocation of the consideration to the assets acquired and liabilities assumed is based on various estimates.
Contingent Consideration
We recorded contingent consideration resulting from certain business combinations, including Simplebet and Railbird, at their fair value at the acquisition date. Each reporting period thereafter and until settlement, we revalue the remaining obligations and record an increase or decrease in their fair value as an adjustment in our statement of operations. We measure our contingent consideration at fair value using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The fair value of contingent consideration was generally calculated using customary valuation models based on probability-weighted outcomes of meeting certain future performance targets and forecasted results. The significant unobservable inputs used in the fair value measurements generally include the projections of future financial results in relation to the business, including market based assumptions, revenue volatility, equity volatility, operational leverage ratio, as well as management judgment regarding the probability of achieving a future performance target. Significant increases or decreases to any of these inputs in isolation would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent consideration. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate at the acquisition date and amount paid will be recorded in our results of operations.
Stock-based Compensation

Our historical and outstanding stock-based compensation awards, including the issuances of restricted stock awards under our equity compensation plans, have typically included service-based or performance-based vesting conditions.

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

For awards with performance-based or market-based vesting conditions, we recognize compensation cost over the expected performance achievement period based on the probability of achieving the performance criteria. The assumptions underlying these valuations and management’s assessment of achieving the performance criteria represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors, probabilities or expected outcomes change and our management uses significantly different assumptions or estimates, our stock-based compensation expense for future periods could be materially different.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, foreign currency risk and inflation risk as follows:

Interest Rate Risk

We had cash and cash equivalents, restricted cash and cash reserved for users totaling $1.6 billion and $1.3 billion at December 31, 2025 and December 31, 2024, respectively. Our cash and cash equivalents consist of highly liquid, unrestricted savings, checking and other bank accounts. The Company, from time to time, utilizes money market funds and short-term deposits with original maturities of three months or less. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. Due to the relatively short-term nature of our portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.

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

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, results of operations or prospects. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and operating results.

Item 8. Financial Statements and Supplementary Data.

See financial statements included in Part IV, Item 15 “Exhibits, Financial Statement Schedules” of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2025, which is the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with U.S. GAAP. Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Management has reviewed its assessment with the Audit Committee.

The Company’s independent registered public accounting firm, BDO USA, P.C., has issued an audit report on the Company’s internal control over financial reporting, which appears in Part IV, Item 15 “Exhibits, Financial Statement Schedules” of this Annual Report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 10, 2025, Erik Bradbury, our Chief Accounting Officer, entered into a trading arrangement designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act (the “Bradbury 10b5-1 Plan”). The Bradbury 10b5-1 Plan provides for (i) the sale of up to 10,561 shares of the Company’s Class A common stock pursuant to a limit order and (ii) additional sales, at market prices, of shares that may be acquired in the future pursuant to the vesting/settlement of certain Company equity awards and shares purchased under the Company’s employee stock purchase plan, in each case in accordance with the plan’s pre-established trading instructions (including instructions to sell specified percentages of “net shares” delivered upon vesting/settlement). The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to the Bradbury 10b5-1 Plan, can only be determined upon the occurrence of future vesting events. The Bradbury 10b5-1 Plan will terminate on December 31, 2026, or earlier upon completion of all sales under the plan (or upon earlier termination in accordance with its terms).

On November 24, 2025, Matthew Kalish, our President, DraftKings North America and a member of our Board of Directors, terminated a trading arrangement designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act (the “Kalish 10b5-1 Plan”), which had been adopted on September 9, 2025. The Kalish 10b5-1 Plan previously provided for the sale of up to 1,260,000 shares of the Company’s Class A common stock and was scheduled to terminate on March 3, 2026, or earlier if all transactions under the Kalish 10b5-1 Plan were completed. No shares of the Company’s Class A common stock were sold under the Kalish 10b5-1 Plan.

On November 24, 2025, Matthew Kalish, our President, DraftKings North America and a member of our Board of Directors, entered into a prepaid variable forward sale contract with an unaffiliated third-party buyer, which may constitute a non-Rule 10b5-1 trading arrangement (the “Kalish PVF Contract”). The Kalish PVF Contract obligates Mr. Kalish to deliver to such unaffiliated third-party buyer 1,391,574 shares of our Class A common stock on the November 17, 2028 maturity date.

On December 12, 2025, Jocelyn Moore, a member of our Board of Directors, entered into a trading arrangement designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act (the “Moore 10b5-1 Plan”). The Moore

10b5-1 Plan provides for the sale of up to 2,150 shares of the Company’s Class A common stock and terminates on the earlier of (i) the completion of all sales under the Moore 10b5-1 Plan and (ii) June 30, 2026.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2025 (the “2026 Proxy Statement”), and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in our 2026 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our 2026 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our 2026 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in our 2026 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report
(a)(1) Financial Statements

Audited Consolidated Financial Statements of DraftKings Inc. for the years ended December 31, 2025, December 31, 2024 and December 31, 2023:
Reports of Independent Registered Public Accounting Firm (BDO USA, P.C.; Boston, Massachusetts; PCAOB ID#243)	67
Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-2
Consolidated Statements of Changes in Stockholders' Equity	F-3
Consolidated Statements of Cash Flows	F-4
Notes to the Consolidated Financial Statements	F-6

(2) Financial Statement Schedule

Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

(3) Exhibits: The exhibits to this report are listed in the exhibit index below.
(3)(b) Description of Exhibits
Exhibit Index	70

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
DraftKings Inc.
Boston, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of DraftKings Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 13, 2026 expressed an unqualified opinion thereon.

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

Business Combinations - Valuation of Contingent Consideration

As described in Notes 2 and 3 to the consolidated financial statements, the Company acquired Railbird Technologies, Inc. (“Railbird”) in October 2025 for total consideration of $84.8 million, including contingent consideration of $37.8 million. The contingent consideration is included in other long-term liabilities on the consolidated balance sheet. Contingent consideration liabilities are reported at their estimated fair values based on probability-adjusted present values of the consideration expected to be paid, using significant inputs and estimates. Key inputs to the valuations include projections of future financial results related to the acquired business, including market-based assumptions.

We identified the estimated fair value of the contingent consideration recognized in connection with the acquisition of Railbird as a critical audit matter. Estimating the fair value of the contingent consideration involved significant subjective judgment to determine certain market-based assumptions regarding future revenue of the acquired business in the initial year of the projected financial results. Auditing these assumptions involved especially subjective auditor judgment due to the nature and extent of audit effort required to address this matter.

The primary procedures we performed to address this critical audit matter included:

•Evaluating the reasonableness of certain market-based assumptions regarding future revenue of the acquired business in the initial year of the projected financial results by (i) assessing those assumptions for consistency with analyst reports and market information used by the Company and (ii) evaluating the market information used by the Company through comparison to other sources of information.

•Testing the design and operating effectiveness of the control over the determination of certain market-based assumptions regarding future revenue of the acquired business in the initial year of the projected financial results.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2016.
Boston, Massachusetts
February 13, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
DraftKings Inc.
Boston, Massachusetts

Opinion on Internal Control over Financial Reporting

We have audited DraftKings Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 13, 2026 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

Boston, Massachusetts
February 13, 2026

DRAFTKINGS INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,127,545	$788,287
Restricted cash	7,601	16,499
Cash reserved for users	469,449	525,407
Accounts receivable	105,577	57,839
Prepaid expenses and other current assets	104,837	145,729
Total current assets	1,815,009	1,533,761
Property and equipment, net	51,081	50,550
Intangible assets, net	889,201	933,121
Goodwill	1,597,647	1,555,116
Operating lease right-of-use assets	49,810	74,917
Equity method investments	18,938	13,200
Deposits and other non-current assets	109,098	123,060
Total assets	$4,530,784	$4,283,725

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$785,441	$661,245
Liabilities to users	935,001	979,453
Operating lease liabilities, current portion	9,795	10,993
Other current liabilities	25,234	3,300
Total current liabilities	1,755,471	1,654,991
Convertible notes, net of issuance costs	1,259,096	1,256,429
Term B Loan, net of issuance costs	576,544	—
Operating lease liabilities	44,391	67,660
Warrant liabilities	—	22,033
Long-term income tax liabilities	91,618	76,375
Other long-term liabilities	172,203	195,611
Total liabilities	$3,899,323	$3,273,099
Commitments and contingent liabilities (Note 7 and 16)

Stockholders’ equity:
Class A common stock, $0.0001 par value; 900,000 shares authorized as of December 31, 2025 and 2024; 533,296 and 504,722 shares issued and 495,053 and 489,071 outstanding as of December 31, 2025 and 2024, respectively	$52	$48
Class B common stock, $0.0001 par value; 900,000 shares authorized as of December 31, 2025 and 2024; 393,014 shares issued and outstanding as of December 31, 2025 and 2024	39	39
Treasury stock, at cost; 38,243 and 15,651 shares as of December 31, 2025 and 2024, respectively	(1,392,433)	(563,146)
Additional paid-in capital	8,424,833	7,978,425
Accumulated deficit	(6,437,518)	(6,441,228)
Accumulated other comprehensive income	36,488	36,488
Total stockholders’ equity	631,461	1,010,626
Total liabilities and stockholders’ equity	$4,530,784	$4,283,725

See accompanying notes to consolidated financial statements.

DRAFTKINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue	$6,054,525	$4,767,699	$3,665,393
Cost of revenue	3,556,947	2,950,561	2,292,175
Sales and marketing	1,379,880	1,264,920	1,200,718
Product and technology	459,912	397,114	355,156
General and administrative	673,603	764,103	606,569
Income (loss) from operations	(15,817)	(608,999)	(789,225)
Other income (expense):
Interest income (expense), net	(19,941)	44,300	55,739
Gain (loss) on remeasurement of warrant liabilities	4,747	(4,945)	(57,543)
Other gain (loss), net	38,024	(23,514)	(224)
Income (loss) before income tax and equity method investments	7,013	(593,158)	(791,253)
Income tax provision (benefit)	4,274	(86,341)	10,170
(Gain) loss from equity method investments	(971)	468	719
Net income (loss) attributable to common stockholders	$3,710	$(507,285)	$(802,142)

Earnings (loss) per share attributable to common stockholders:
Basic	$0.01	$(1.05)	$(1.73)
Diluted	$(0.01)	$(1.05)	$(1.73)

See accompanying notes to consolidated financial statements.

DRAFTKINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock Amount	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	489,071	$48	393,014	$39	$7,978,425	$(6,441,228)	$36,488	$(563,146)	$1,010,626
Exercise of stock options	3,157	—	—	—	10,573	—	—	—	10,573
Stock-based compensation	—	—	—	—	369,635	—	—	—	369,635
Equity consideration issued for acquisitions	854	—	—	—	28,708	—	—	—	28,708
Exercise of warrants	558	—	—	—	17,287	—	—	—	17,287
Purchase of treasury stock for RSU withholding	(6,623)	—	—	—	—	—	—	(257,759)	(257,759)
Shares issued under ESPP	556	—	—	—	15,243	—	—	—	15,243
Shares issued for contingent consideration	110	—	—	—	4,962	—	—	—	4,962
Restricted stock unit vesting	23,339	4	—	—	—	—	—	—	4
Purchase of treasury stock under Stock Repurchase Program	(15,969)	—	—	—	—	—	—	(571,528)	(571,528)
Net income (loss)	—	—	—	—	—	3,710	—	—	3,710
Balances at December 31, 2025	495,053	$52	393,014	$39	$8,424,833	$(6,437,518)	$36,488	$(1,392,433)	$631,461

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock Amount	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2023	472,697	$46	393,014	$39	$7,149,858	$(5,933,943)	$36,488	$(412,182)	$840,306
Exercise of stock options	2,227	—	—	—	9,165	—	—	—	9,165
Stock-based compensation	—	—	—	—	396,217	—	—	—	396,217
Equity consideration issued for acquisitions	8,784	1	—	—	376,701	—	—	—	376,702
Exercise of warrants	1,011	—	—	—	46,484	—	—	—	46,484
Purchase of treasury stock for RSU withholding	(2,608)	—	—	—	—	—	—	(102,897)	(102,897)
Restricted stock unit vesting	8,102	1	—	—	—	—	—	—	1
Purchase of treasury stock under Stock Repurchase Program	(1,142)	—	—	—	—	—	—	(48,067)	(48,067)
Net income (loss)	—	—	—	—	—	(507,285)	—	—	(507,285)
Balances at December 31, 2024	489,071	$48	393,014	$39	$7,978,425	$(6,441,228)	$36,488	$(563,146)	$1,010,626

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock Amount	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2022	450,575	$45	393,014	$39	$6,750,055	$(5,131,801)	$36,488	$(332,133)	$1,322,693
Exercise of stock options	3,943	—	—	—	16,540	—	—	—	16,540
Stock-based compensation	—	—	—	—	378,321	—	—	—	378,321
Exercise of warrants	153	—	—	—	4,942	—	—	—	4,942
Purchase of treasury stock for RSU withholding	(3,211)	—	—	—	—	—	—	(80,049)	(80,049)
Restricted stock unit vesting	21,237	1	—	—	—	—	—	—	1
Net income (loss)	—	—	—	—	—	(802,142)	—	—	(802,142)
Balances at December 31, 2023	472,697	$46	393,014	$39	$7,149,858	$(5,933,943)	$36,488	$(412,182)	$840,306

See accompanying notes to consolidated financial statements.

DRAFTKINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net income (loss) attributable to common stockholders	$3,710	$(507,285)	$(802,142)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	275,488	270,854	201,920
Non-cash interest (income) expense, net	2,300	(15)	386
Stock-based compensation expense	339,311	381,367	398,463
(Gain) loss on remeasurement of warrant liabilities	(4,747)	4,945	57,543
(Gain) loss from equity method investment	(971)	468	719
(Gain) loss on marketable equity securities and other financial assets, net	4,406	12,940	75
Loss on sale of Vegas Sports Information Network, LLC	—	5,865	—
Deferred income taxes	(18,225)	(92,733)	5,849
Other non-cash (gain) loss, net	(35,765)	6,280	554
Change in operating assets and liabilities, net of effect of acquisitions:
Receivables reserved for users	60,688	248,320	(141,687)
Accounts receivable	(57,695)	(10,116)	3,558
Prepaid expenses and other current assets	(16,423)	(26,266)	2,451
Deposits and other non-current assets	1,950	1,701	(19,355)
Operating leases, net	—	130	6,558
Accounts payable and accrued expenses	132,182	(18,200)	103,593
Liabilities to users	(44,452)	110,678	165,725
Long-term income tax liability	15,243	3,565	2,952
Other long-term liabilities	5,855	25,269	11,087
Net cash flows provided by (used in) operating activities	662,855	417,767	(1,751)
Cash Flows from Investing Activities:
Purchases of property and equipment	(15,352)	(10,176)	(20,902)
Cash paid for internally developed software costs	(131,154)	(95,698)	(80,378)
Cash paid for gaming market access and licenses	(7,956)	(14,983)	(12,105)
Proceeds from marketable equity securities and other financial assets	—	—	24,425
Cash paid for acquisitions, net of cash acquired	(16,381)	(441,487)	—
Collection of loan receivable	11,784	—	—
Other investing activities	(6,938)	(4,257)	(1,400)
Net cash flows provided by (used in) investing activities	(165,997)	(566,601)	(90,360)
Cash Flows from Financing Activities:
Proceeds from Term B Loan, net	588,116	—	—
Repayment of Term B Loan principal	(4,500)	—	—
Proceeds from exercise of warrants	—	—	288
Purchase of treasury stock for RSU withholding	(257,759)	(102,897)	(80,049)
Proceeds from exercise of stock options	10,573	9,165	16,540
Purchase of treasury stock under Stock Repurchase Program	(571,528)	(48,067)	—
Proceeds from shares issued under Employee Stock Purchase Plan	15,243	—	—
Other financing activities	(2,601)	(2,667)	—
Net cash flows provided by (used in) financing activities	(222,456)	(144,466)	(63,221)
Net increase (decrease) in cash and cash equivalents, restricted cash, and cash reserved for users	274,402	(293,300)	(155,332)
Cash and cash equivalents, restricted cash, and cash reserved for users at the beginning of period	1,330,193	1,623,493	1,778,825
Cash and cash equivalents, restricted cash, and cash reserved for users at the end of period	$1,604,595	$1,330,193	$1,623,493

Disclosure of cash and cash equivalents, restricted cash, and cash reserved for users
Cash and cash equivalents	$1,127,545	$788,287	$1,270,503
Restricted cash	7,601	16,499	11,700
Cash reserved for users	469,449	525,407	341,290
Cash and cash equivalents, restricted cash, and cash reserved for users at the end of period	$1,604,595	$1,330,193	$1,623,493

Supplemental Disclosure of Noncash Investing and Financing Activities:
Investing activities included in accounts payable and accrued expenses	—	3,462	569
Equity consideration issued in connection with acquisitions	28,708	376,702	—
Shares issued for contingent consideration	4,962	—	—
Fair value of contingent consideration in connection with acquisitions	37,785	77,965	—
Decrease of warrant liabilities from cashless exercise of warrants	17,287	46,484	4,654
Supplemental Disclosure of Cash Activities:
Increase (decrease) in cash reserved for users	(55,958)	184,117	(128,363)
Cash paid for interest	27,881	—	—
Cash paid for income taxes	8,236	5,268	8,341

See accompanying notes to consolidated financial statements.

DRAFTKINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, unless otherwise noted)

1.   Description of Business

We are a digital sports entertainment and gaming company. We provide users with online and retail sports betting (together, “Sportsbook”), online casino (“iGaming”), daily fantasy sports (“DFS”), digital lottery courier, prediction markets and other product offerings.

In May 2018, the Supreme Court (the “Court”) struck down on constitutional grounds the Professional and Amateur Sports Protection Act of 1992, a law that prohibited most states from authorizing and regulating sports betting. As of December 31, 2025, 39 U.S. states, the District of Columbia and Puerto Rico have some form of authorized sports betting. Of those 41 jurisdictions, 33 have legalized online sports betting. All 33 jurisdictions are live, and DraftKings operates in 27 of them. As of December 31, 2025, the U.S. jurisdictions with statutes legalizing iGaming are Connecticut, Delaware, Michigan, New Jersey, Pennsylvania, Rhode Island and West Virginia.

As of December 31, 2025, we operate our Sportsbook product offering in Arizona, Colorado, Connecticut, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Missouri, New Hampshire, New Jersey, New York, North Carolina, Ohio, Oregon, Pennsylvania, Tennessee, Vermont, Virginia, Washington, D.C., West Virginia, Wyoming and Ontario, Canada and we operate retail sportsbooks in Arizona, Colorado, Connecticut, Illinois, Iowa, Kansas, Kentucky, Louisiana, Michigan, Mississippi, New Hampshire, New Jersey, Washington, Wisconsin and Puerto Rico. As of December 31, 2025, the Company offers its iGaming product offering in Connecticut, Michigan, New Jersey, Pennsylvania, West Virginia and Ontario, Canada. The Company also has arrangements in place with land-based casinos to expand operations into additional states upon the passing of relevant legislation, the issuance of related regulations and the receipt of required licenses.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions reflected in the financial statements relate to and include, but are not limited to, the valuation and expensing of equity awards, accounting for contingencies and uncertainties, purchase price allocations, including fair value estimates of intangible assets and contingent consideration, the estimated useful lives of fixed assets and intangible assets, internally developed software costs, including judgments related to capitalization eligibility, capitalization periods and useful lives, accrued expenses and income tax related estimates and judgments, including the realizability of deferred tax assets, valuation allowances and uncertain tax positions.

Concentration Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, cash reserved for users, loans receivable and surety bonds. The Company maintains separate accounts for cash and cash reserved for users primarily across several financial institutions. Some of the amounts held exceed federally insured limits. Management believes all financial institutions holding its cash are of high credit quality and does not believe the Company is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company relies on a limited number of vendors to support operations. In particular, a single vendor is currently the primary provider of web services that allow the Company to host its Sportsbook, iGaming, DFS, digital lottery courier and prediction markets product offerings. Any interruption in the services provided by this supplier could have a material adverse effect on its business, financial condition, results of operations and prospects.

The Company’s growth prospects and market potential will depend on its ability to obtain and maintain licenses to operate in a number of jurisdictions, and if the Company fails to obtain and maintain such licenses, its business, financial condition, results of operations and prospects could be impaired.

We conduct business in numerous countries that carry high levels of currency, political, compliance and economic risk. For example, we have offices in Ukraine and Israel, and the military conflict between Russia and Ukraine and conflicts or geopolitical instability in the Middle East and any business interruptions or other spillover effects from such conflicts could adversely affect our operations.

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

Cash and Cash Equivalents

We maintain cash in bank accounts at financial institutions that exceed federally insured limits. We also maintain cash in money market funds which are not insured by the Federal Deposit Insurance Corporation (FDIC). We are subject to credit risk to the extent any financial institution with which we conduct business is unable to fulfill contractual obligations on our behalf. As we have not experienced any material losses in such accounts and we believe that we have placed our cash on deposit with financial institutions which are financially stable, we do not have an expectation of credit losses for these arrangements.

Restricted Cash

Restricted cash refers to cash that is held by the Company but cannot be used for continuing operations.

Cash Reserved for Users

Cash reserved for users represents cash deposited by players in order to engage in our revenue-generating offerings and is maintained in separate bank accounts to segregate users’ funds from operational funds. In certain regulated jurisdictions, user funds are held by DK Player Reserve LLC, a Delaware limited liability company and wholly owned subsidiary of DraftKings Inc., which was organized for the purpose of protecting users’ funds in the event of creditor claims and complying with certain regulatory requirements of gaming authorities in certain jurisdictions.

Receivables Reserved for Users

Receivables for user deposits not yet received are stated at the amount the Company expects to collect from a payment processor, which includes an allowance for credit losses, if applicable. These receivables arise, primarily, due to process timing between when a user deposits and when the Company receives that deposit from the payment processor. These receivables are presented within prepaid and other current assets.

Accounts Receivable

Accounts receivable is recorded at amortized cost, less any allowance for credit losses. The allowance for credit losses is determined based on the Company’s assessment of the probability of non-payment of the receivable after all means of collection have been exhausted and the potential for recovery is considered remote. Accounts receivable are written off against the allowance for credit losses when collection efforts have been exhausted and recovery is deemed remote. This provision is netted against the receivable balance with the loss being recognized within general and administrative expenses in the consolidated statements of operations. As of and for the years ending December 31, 2025 and 2024, the provision did not have a material impact on the Company’s consolidated financial statements.
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

Intangible Assets, Net

The Company’s intangible assets primarily consist of developed technology, customer relationships, internally-developed software, gaming market access and licenses, and trademarks and tradenames. The related amortization expense is classified as cost of revenue in the consolidated statements of operations. Estimates and assumptions that we must make in estimating the fair value of future acquired technology, user lists and other identifiable intangible assets include future cash flows that we expect to generate from the acquired assets.

Developed Technology

Developed technology primarily relates to the design and development of sports betting and casino gaming software for online and retail sports betting and casino gaming products purchased through acquisitions and recorded at fair value at the date of acquisition.

Internally Developed Software

Software that is developed for internal use is accounted for pursuant to ASC Topic 350-40, Intangibles, Goodwill and Other—Internal-Use Software (“ASC 350-40”). Qualifying costs incurred to develop internal-use software are capitalized when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and perform as intended. These capitalized costs include compensation for employees who develop internal-use software and external costs related to development of internal use software. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Internally developed software is amortized using the straight-line method over an estimated useful life. All other expenditures, including those incurred in order to maintain an intangible asset’s current level of performance, are expensed as incurred. When intangible assets are retired or disposed of, the cost and accumulated amortization thereon are removed, and any resulting gains or losses are included in the consolidated statements of operations.

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

Customer Relationships

Customer (or “user”) relationships are finite-lived intangible assets, which are amortized on a straight-line basis over their estimated economic lives. Customer relationships are generally recognized as the result of business combinations.

Trademarks, Tradenames, and Copyrights

The Company incurs fees in connection with applying for and maintaining trademarks, tradenames, and copyrights, as well as trademarks and tradenames resulting from acquisitions. Fees incurred in connection with the application and subsequent renewals are capitalized and amortized using the straight-line method over an estimated useful life.

Impairment of Long-Lived Assets

Long-lived assets, except for goodwill and indefinite-lived intangible assets, consist of property and equipment and finite-lived acquired intangible assets, such as internal-use software, developed software, gaming licenses, trademarks, tradenames and customer relationships. Long-lived assets, except for goodwill and indefinite-lived assets, are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. Impairment expense is recognized to the extent an asset’s expected undiscounted future cash flows are less than the asset’s carrying amount. The Company determined that there was no impairment of long-lived assets during 2025, 2024 or 2023.

Goodwill

The Company performs its evaluation for the impairment of goodwill associated with the Company’s reporting units on an annual basis as of each October 1, or more frequently if an event occurs or circumstances change that would indicate that a reporting unit’s carrying amount may be impaired. The Company reviews its reporting unit structure each year, or more frequently based on changes in our organization. Prior to the fourth quarter of 2025, the Company operated as a single reporting unit for purposes of goodwill allocation and impairment assessment. Upon the acquisition of Railbird and launch of our prediction markets product offering, the Company has now concluded that it has two reporting units, with prediction markets being a standalone reporting unit. In 2025, the annual goodwill impairment assessment was performed on the Company’s two reporting units. In 2024 and 2023, the annual goodwill impairment assessment was performed on the Company’s one consolidated reporting unit. In the fourth quarter of 2025, 2024 and 2023, as part of its annual evaluations, the Company utilized the option to first assess qualitative factors to determine whether it was necessary to perform the quantitative goodwill impairment assessment. As part of these assessments, the Company reviews qualitative factors, which include, but are not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in the Company’s management, strategy and primary user base. In accordance with applicable guidance, an entity is not required to calculate the fair value of a reporting unit if, after assessing these qualitative factors, the Company determines that it is more likely than not that the fair value of each of its reporting units is greater than its respective carrying amount. As of October 1, 2025, 2024 and 2023, the Company determined that it was more likely than not that the fair value of each of its reporting units exceeded its respective carrying amount and, therefore, a quantitative assessment was not required. As a result, no goodwill impairment resulted from the assessments as of October 1, 2025, 2024 and 2023. As of December 31, 2025, the Company had no accumulated goodwill impairment losses.

Contingent Consideration

Contingent consideration in a business combination is included as part of the acquisition cost and is recognized at fair value as of the acquisition date. For contingent consideration, management is responsible for determining the appropriate valuation model and estimated fair value, and in doing so, considers a number of factors, including information provided by an outside valuation advisor. Contingent consideration liabilities are reported at their estimated fair values based on probability-adjusted present values of the consideration expected to be paid, using significant inputs and estimates. Key inputs to the valuations are the projections of future financial results in relation to the business, including market based assumptions, revenue volatility, equity volatility and operational leverage ratio as well as management judgment regarding the probability of achieving a future performance target. The fair value of contingent consideration liabilities is remeasured each reporting period, with changes in the fair value included in current operations. The remeasured liability amount could be significantly different from the amount at the acquisition date, resulting in material charges or credits in subsequent reporting periods.

Equity Method Investments

The Company has equity method investments, including in DKFS, LLC, DBDK Venture Fund I, L.P., DBDK Venture Fund II, L.P. The Company uses the equity method to account for investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, but the Company does not exercise control and is not the primary beneficiary. The Company’s judgment regarding its level of influence over the equity method investee includes considering key factors, such as ownership interest, representation on the board of directors and participation in policy-making decisions. The Company’s carrying value in the equity method investee is reflected in Equity method investments on the consolidated balance sheets. Changes in value of DKFS, LLC, DBDK Venture Fund I, L.P., and DBDK Venture Fund II, L.P. are recorded in (Gain) loss from equity method investments on the consolidated statements of operations. Refer to “Note 15 — Related-Party Transactions” in the consolidated financial statements.

Under the equity method, the Company’s investment is initially measured at cost and subsequently increased or decreased to recognize the Company’s share of income and losses of the investee, capital contributions and distributions and impairment losses. The Company performs a qualitative assessment annually and recognizes an impairment if there are sufficient indicators that the fair value of the investment is less than carrying value. There was no such impairment recorded during 2025, 2024 or 2023.

Leases

The Company determines if an arrangement is a lease at inception and categorizes it as either operating or finance based on the criteria of ASC Topic 842, Leases. An arrangement contains a lease when the arrangement conveys the right to control the use of an identified asset over the lease term. Operating leases are recorded in the consolidated balance sheets. The Company currently does not have any finance leases. The Company elects certain practical expedients that include not separating lease and non-lease components and it does not apply the right-of-use (“ROU”) assets and lease liability recognition requirements to short-term leases.

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

Revenue Recognition

The Company, in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), recognizes revenue when a performance obligation is satisfied by transferring the control of promised goods or services to a customer, in an amount that reflects the consideration that the Company expects to be entitled for those goods or services using a five-step process. See “Note 9 – Revenue Recognition” for further information.

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

The Company is currently engaged in the business of digital sports entertainment and gaming and provides its users with online gaming opportunities. The Company also provides online sportsbook and casino operators with technical infrastructure as well as related services with respect to its direct customers and distributors. The Company has also entered prediction markets in which the Company acts as an introducing broker, and therefore revenue is generated from introducing fees paid by futures commission merchants. The following is a description of the Company’s revenue streams:

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

iGaming

iGaming, or online casino, typically includes digital versions of wagering games available in land-based casinos, such as blackjack, roulette, baccarat and slot machines. For these product offerings, the Company functions similarly to land-based casinos, generating revenue through hold, as users play against the house. iGaming revenue is generated from user wagers net of payouts made on users’ winning wagers and incentives awarded to users.

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

Prediction Markets

Prediction markets allows customers to trade event-based contracts listed on regulated exchanges. During the reporting period, the Company acted solely as an introducing broker, earning fees for onboarding traders and routing orders to a futures commission merchant for execution. Revenue is generated from introducing fees, paid by futures commission merchants, and is recognized when customer trades occur. The Company does not execute trades, hold customer funds, or assume risk related to event-based contract outcomes.

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

Contracts with customers may include multiple performance obligations. For such arrangements, the transaction price is allocated to performance obligations on a relative standalone selling price basis. Standalone selling prices are estimated based on observable data of the Company’s sales of such products and services to similar customers and in similar circumstances on a standalone basis. For Sportsbook, iGaming, DFS and digital lottery courier, the Company allocates a portion of the transaction price to certain customer incentives that create material future customer rights. In addition, in the event of a multi-stage contest, the Company will allocate transaction price ratably from contest start to the contest’s final stage. For prediction markets, the Company identifies a single performance obligation to introduce traders to futures commission merchants for the execution of trades, and accordingly the transaction price is not further allocated.

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

Beginning in 2025, revenue also includes interest income on customer deposits. Although such income does not directly arise from contracts with customers, it is presented within revenue as these funds are critical components of providing our product offerings to customers, and therefore the cash inflows from interest are directly associated with the Company’s ongoing revenue-generating activities.

Cost of Revenue

Cost of revenue consists primarily of variable costs. These include mainly (i) product taxes; (ii) payment processing fees and chargebacks; (iii) platform costs directly associated with revenue-generating activities, including those costs that were originally capitalized for internally developed software; (iv) revenue share / market access arrangements and (v) feed / provider services. The Company incurs payment processing fees on user deposits, withdrawals and deposit reversals from payment processors. Cost of revenue also includes expenses related to the distribution of our services, amortization of intangible assets and compensation of revenue associated personnel.

Sales and Marketing

Sales and marketing expenses consist primarily of expenses associated with advertising, conferences, costs related to free to play contests, rent and facilities maintenance and the compensation of sales and marketing personnel, including stock-based compensation expenses. Advertising costs are expensed as incurred and are included in sales and marketing expense in our consolidated statements of operations. Advertising costs include those costs associated with communicating with potential customers and generally use some form of media, such as internet, radio, print, television or billboards. Advertising costs also include costs associated with strategic league and team partnerships. During the years ended December 31, 2025, 2024 and 2023, advertising costs calculated in accordance with U.S. GAAP were $1,124.8 million, $1,049.6 million and $984.4 million, respectively.

Product and Technology

Product and technology expenses consist primarily of research and development costs that are not capitalized and other costs not associated directly with revenue generating activities. Research and development costs primarily represent employee expenses (including stock-based compensation) for engineering product, design, analytical research and project management incurred for non-revenue generating activities. Other costs include related overhead for rent, facilities maintenance, third-party software licenses and consulting services.

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

Benefit Plans

The Company maintains a defined contribution plan, which covers a majority of employees. The plan allows for employee salary deferrals, which are matched at the Company’s discretion. The Company contributions to these plans were $14.7 million, $13.0 million and $11.6 million in 2025, 2024 and 2023, respectively.

Stock-based Compensation

The Company measures compensation cost for stock options and other stock awards in accordance with ASC Topic 718, Compensation—Stock Compensation. Stock-based compensation is measured at fair value on grant date and recognized as compensation cost over the requisite service period. Generally, the Company issues stock options and other stock awards to employees with service-based or performance-based vesting conditions. For awards with only service-based vesting conditions, the Company records compensation cost for these awards using the straight-line method less an assumed forfeiture rate. For awards with performance-based vesting conditions, the Company recognizes compensation cost on a tranche-by-tranche basis (the accelerated attribution method), based on the probability of achieving the performance criteria.

Under the provisions of ASC Topic 505-50, Equity-Based Payments to Non-Employees, the Company measures stock-based awards granted to non-employees at the earlier of: (i) the performance commitment date or (ii) the date the services required under the arrangement have been completed. Compensation cost is recognized over the period during which services are rendered by non-employees until service is completed.

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

Earnings (Loss) per share

Basic loss per share is calculated using the two-class method. Under the two-class method, basic loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period excluding the effects of any potentially dilutive instruments. The weighted-average number of common shares outstanding during the period includes Class A common stock but is exclusive of Class B common stock as these shares have no economic or participating rights. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potential common shares had been issued if such additional common shares were dilutive. For certain contracts that may be settled in shares and are accounted for as assets or liabilities, the numerator is also adjusted for changes in income or loss that would have resulted if such contracts had been classified as equity, when dilutive. For periods presented with net losses, basic and diluted loss per share are the same, and additional potential common shares have been excluded, as their effect would be anti-dilutive.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes—Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 modifies the rules on income tax disclosures to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The guidance also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The Company adopted ASU 2023-09 prospectively for the year ending December 31, 2025. Refer to “Note 12 — Income Taxes” in the consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disaggregated disclosure of income statement expenses. ASU 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for public business entities for annual periods beginning after December 15, 2026, with early adoption permitted. We are currently evaluating the impact of this standard on our disclosure of income statement expenses.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 changes the accounting for internal-use software under ASC 350-40. ASU 2025-06 clarifies when to begin capitalizing costs. ASU 2025-06 is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 clarifies the applicability of interim reporting guidance and reorganizes and clarifies interim disclosure requirements under ASC Topic 270, including the addition of a disclosure principle requiring disclosure of material events occurring since the most recent annual reporting period. ASU 2025-11 is effective for interim reporting periods within annual periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements (“ASU 2025-12”). ASU 2025-12 makes targeted amendments to various topics within the Accounting Standards Codification intended to clarify existing guidance and correct minor inconsistencies. ASU 2025-12 is effective for interim and annual reporting periods beginning after December 15, 2026, with early adoption permitted. Certain amendments require retrospective application. We are currently evaluating the impact of this standard on our consolidated financial statements.

3.   Business Combinations

2025 Business Combinations

Acquisition of Railbird Technologies Inc. (“Railbird”)
On October 21, 2025 (“Railbird Acquisition Date”), the Company entered into a definitive agreement (the “Railbird Merger Agreement”) to acquire Railbird and its wholly owned subsidiary Railbird Exchange, LLC, a federally licensed exchange designated by the Commodity Futures Trading Commission (the “Railbird Transaction”). The acquisition provides a foundation that will allow the Company to enter prediction markets through regulated event contracts.
Under the terms of the Railbird Merger Agreement and subject to certain exclusions contained therein, Railbird equityholders received closing consideration of approximately $18.3 million of cash consideration and approximately $28.7 million of equity consideration on the Railbird Acquisition Date, excluding contingent consideration. The present value of the contingent consideration of $37.8 million at the Railbird Acquisition Date, which is payable upon, and subject to, the achievement of certain performance targets, is included in Other long-term liabilities on the consolidated balance sheet.
Operating results for Railbird on and after the Railbird Acquisition Date are included in the Company’s consolidated statements of operations for the year ended December 31, 2025. The amount of revenue and earnings attributable to the Railbird business from the Railbird Closing Date through December 31, 2025, which is included within revenue and loss attributable to common stockholders in the Company’s consolidated statements of operations, is not material. Pro forma financial information for the acquisition has not been presented because the impact of this acquisition was immaterial to our consolidated financial statements.
Preliminary Purchase Price Accounting for the Railbird Transaction

On the Railbird Acquisition Date, the Company acquired 100% of the equity interests of Railbird pursuant to the Railbird Merger Agreement. The following is a summary of the consideration issued or paid on the Railbird Acquisition Date:

Cash consideration	$18,296
Equity consideration (1)	28,708
Contingent consideration (2)	37,785
Total consideration	$84,789

(1)Includes the issuance of approximately 0.9 million shares of DraftKings Inc.’s Class A common stock issued at $33.62 per share.
(2)The Company recorded a fair value estimate of the contingent consideration, as disclosed in “Note 8 – Fair Value Measurement”. Contingent payments have a maximum value of up to $200 million, 47.5% of which will be contingent consideration and 52.5% of which will be recorded as compensation under ASC 805. The payments will be settled, at the Company’s option, in shares of the Company’s Class A common stock or in a combination of shares of the Company’s Class A common stock and cash; provided that, for each Railbird equityholder that is an accredited investor, shares of the Company’s Class A common stock will represent at least 70% of the contingent consideration such equityholder receives. The Company’s Class A common stock to be issued as contingent payment will be valued on the basis of a 30-day volume-weighted average price of the Company’s Class A common stock determined at or around the issuance thereof based on certain post-closing performance metrics.

The purchase price allocation for Railbird set forth herein is preliminary and subject to change within the measurement period, which will not extend beyond one year from the Railbird Acquisition Date. Measurement period adjustments will be recognized in the reporting period in which the adjustment amounts are determined and may include adjustments pertaining to intangible assets acquired and tax liabilities assumed, including the calculation of deferred tax assets and liabilities. Any such adjustments may be material.
The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed in connection with the consummation of the Railbird Transaction on the Railbird Acquisition Date. The values set forth below are preliminary, pending finalization of valuation analyses:

Cash and cash equivalents	$181
Restricted Cash	1,734
Intangible assets	58,090
Deposits and other non-current assets	6
Total identifiable assets acquired	60,011
Liabilities assumed:
Accounts payable and accrued expenses	52
Other long-term liabilities	15,365
Total liabilities assumed	15,417
Net assets acquired (a)	44,594
Purchase consideration (b)	$84,789
Goodwill (b) – (a)	$40,195
Goodwill represents the excess of the gross consideration transferred over the difference between the fair value of the underlying net assets acquired and the underlying liabilities assumed. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of benefits from securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a market participant, as well as acquiring a talented workforce and cost savings opportunities. Goodwill recognized is not deductible for tax purposes. Goodwill associated with the Railbird Transaction is assigned as of the Railbird Acquisition Date to the Company’s prediction markets reporting unit which is new in 2025 as a result of the launch of our new prediction markets product offering.

The Company recorded an intangible asset for an operating license of $58.1 million that will be amortized over four years. We valued the operating license by using the income approach, specifically the with-and-without method, which isolates the cash flows attributable to the asset. The process for estimating the fair values of identifiable intangible assets requires the use of significant estimates and assumptions, including revenue growth rates and discount rates. We amortize definite-lived assets based on the pattern over which we expect to receive the economic benefit from these assets.

Transaction Costs

For the year ended December 31, 2025, the Company incurred $5.5 million in advisory, legal, accounting and management fees in connection with the Railbird Transaction, which are included in general and administrative expenses on the Company’s consolidated statements of operations.

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
The acquisition of Jackpocket allows DraftKings to participate in the U.S. digital lottery courier product offering with expected ancillary benefits to its Sportsbook and iGaming product offerings by enhancing user lifetime value and customer acquisition capabilities.
Operating results for Jackpocket on and after the Jackpocket Closing Date are included in the Company’s consolidated statements of operations for the years ended December 31, 2025 and 2024. Because the Company was integrating Jackpocket’s operations into its consolidated operating activities, the amount of revenue and earnings attributable to the Jackpocket business from the Jackpocket Closing Date through December 31, 2024, which is included within revenue and loss attributable to common stockholders in the Company’s consolidated statements of operations, is impracticable to determine. Pro forma financial information for the acquisition has not been presented because the impact of this acquisition was immaterial to our consolidated financial statements.
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

Goodwill represents the excess of the gross consideration transferred over the difference between the fair value of the underlying net assets acquired and the underlying liabilities assumed. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of benefits from securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a market participant, as well as acquiring a talented workforce and cost savings opportunities. Goodwill recognized is not deductible for tax purposes. Goodwill associated with the Jackpocket Transaction was assigned as of the Jackpocket Closing Date to the Company’s consolidated reporting unit at the time of acquisition. As Jackpocket’s financial results prior to the acquisition are not material to the Company’s consolidated financial statements, the Company has elected to not include pro forma results.

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

Transaction Costs

For the year ended December 31, 2024, the Company incurred $11.3 million in advisory, legal, accounting and management fees in connection with the Jackpocket Transaction, which are included in general and administrative expenses on the Company’s consolidated statements of operations. There were no such costs for the year ended December 31, 2025

Acquisition of Simplebet, Inc. (“Simplebet”)

On August 28, 2024, the Company entered into a definitive agreement (the “Simplebet Merger Agreement”) to acquire Simplebet, which is a leading sports betting provider of in-play micromarket content and pricing (the “Simplebet Transaction”).

On December 3, 2024 (the “Simplebet Closing Date”), DraftKings consummated the Simplebet Transaction, and, under the terms of the Simplebet Merger Agreement and subject to certain exclusions contained therein, Simplebet stockholders received approximately $36.0 million of cash consideration and approximately $45.1 million of equity consideration. The present value of the contingent consideration of $53.5 million at the acquisition date, which is payable upon, and subject to, the achievement of certain performance targets, is included in Other long-term liabilities at fair value on the consolidated balance sheet.

Operating results for Simplebet on and after the Simplebet Closing Date are included in the Company’s consolidated statements of operations for the years ended December 31, 2025 and 2024. Because the Company is integrating Simplebet’s operations into its consolidated operating activities, the amount of revenue and earnings attributable to the Simplebet business from the Simplebet Closing Date through December 31, 2024, which is included within revenue and loss attributable to common stockholders in the Company’s consolidated statements of operations, is impracticable to determine. Pro forma financial information for the acquisition has not been presented because the impact of this acquisition was immaterial to our consolidated financial statements.
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

The following table summarizes the fair value of the assets acquired and liabilities assumed in connection with the consummation of the Simplebet Transaction on the Simplebet Closing Date:

Cash and cash equivalents	$5,002
Accounts receivable	931
Prepaid expenses and other current assets	282
Operating lease right-of-use assets	144
Property and equipment	32
Intangible assets	62,120
Total identifiable assets acquired	68,511
Liabilities assumed:
Accounts payable and accrued expenses	4,657
Operating lease liabilities	144
Other long-term liabilities	14,551
Total liabilities assumed	19,352
Net assets acquired (a)	49,159
Purchase consideration (b)	134,645
Goodwill (b) - (a)	$85,486

Goodwill represents the excess of the gross consideration transferred over the difference between the fair value of the underlying net assets acquired and the underlying liabilities assumed. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of benefits from securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a market participant, as well as acquiring a talented workforce and cost savings opportunities. Goodwill recognized is not deductible for tax purposes. Goodwill associated with the Simplebet Transaction was assigned as of the Simplebet Closing Date to the Company’s consolidated reporting unit at the time of acquisition. As Simplebet’s financial results are not material to the Company’s consolidated financial statements, the Company has elected to not include pro forma results.

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

Transaction Costs

For the year ended December 31, 2024, the Company incurred $4.5 million in advisory, legal, accounting and management fees in connection with the Simplebet Transaction, which are included in general and administrative expenses on the Company’s consolidated statements of operations. There were no such costs for the year ended December 31, 2025.

Other 2024 Acquisitions

During the year ended December 31, 2024, the Company acquired 100% of the equity interest of Sports IQ Analytics Inc. (“SIQ”) and Dijon Systems Limited (“Dijon”). SIQ and Dijon were acquired for aggregate cash payments of $28.2 million and aggregate equity consideration of $10.8 million on the respective closing dates of such acquisitions. In addition, the Company is subject to contingent consideration payments of up to $33.3 million for both of their acquisitions, subject to the achievement of certain performance targets, with a fair value estimate of $24.4 million included in Other current liabilities and Other long-term liabilities on the consolidated balance sheet. The Company recorded goodwill of $35.2 million, of which none will be deductible for tax purposes. In addition, the Company recorded intangible assets of $34.9 million that will be amortized over seven years, as well as deferred tax liability of $7.7 million, in relation to these acquisitions.

For the year ended December 31, 2024, the Company incurred $1.7 million in advisory, legal, accounting and management fees in connection with these acquisitions, which are included in general and administrative expenses on the Company’s consolidated statements of operations. There were no such costs for the year ended December 31, 2025.
As financial results of SIQ and Dijon are not material to the Company’s consolidated financial statements, the Company has elected to not include pro forma results.
4.    Property and Equipment

Property and equipment, net consists of the following:

	December 31, 2025	December 31, 2024
Computer equipment and software	$82,793	$73,440
Furniture and fixtures	11,572	9,131
Leasehold improvements	61,517	56,346
Property and Equipment	155,882	138,917
Accumulated depreciation	(104,801)	(88,367)
Property and Equipment, net	$51,081	$50,550

During the years ended December 31, 2025, 2024 and 2023 the Company recorded depreciation expense on property and equipment of $19.2 million, $21.1 million and $20.4 million, respectively. No country or region, other than the United States, represents greater than 10% of our total property and equipment, net as of the dates presented.

5.    Intangible Assets and Goodwill

Intangible Assets

As of December 31, 2025, intangible assets, net consists of the following:

	Weighted- Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Developed technology	3.4 years	$586,409	$(338,358)	$248,051
Internally developed software	2.3 years	475,814	(254,285)	221,529
Gaming market access and licenses	6.7 years	287,524	(91,575)	195,949
Customer relationships	5.5 years	344,000	(144,326)	199,674
Trademarks, tradenames and other	5.1 years	43,120	(19,122)	23,998
Intangible assets, net		$1,736,867	$(847,666)	$889,201

As of December 31, 2024, intangible assets, net consisted of the following:

	Weighted- Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Developed technology	4.4 years	$590,231	$(260,786)	$329,445
Internally developed software	2.3 years	333,437	(166,456)	166,981
Gaming market access and licenses	8.4 years	221,479	(68,402)	153,077
Customer relationships	6.1 years	442,528	(192,055)	250,473
Trademarks and tradenames	5.9 years	46,253	(14,895)	31,358
		1,633,928	(702,594)	931,334
Indefinite-lived intangible assets:
Digital assets, net of impairment	Indefinite-lived	1,787	N/A	1,787
Intangible assets, net		$1,635,715	$(702,594)	$933,121

During the years ended December 31, 2025, 2024 and 2023 the Company recorded amortization expense on intangible assets of $256.3 million, $249.9 million and $180.9 million, respectively. Future cash flows associated with the Company’s intangible assets are not expected to be materially affected by its ability to renew or extend its arrangements.

The table below shows expected amortization expense for the next five years of intangible assets recorded as of December 31, 2025:

Year Ending December 31,	Estimated Amortization
2026	$267,953
2027	239,721
2028	159,612
2029	80,237
2030	53,244

Goodwill

The changes in the carrying value of goodwill were as follows:

Total
Balance at December 31, 2023	$886,373
Goodwill resulting from acquisitions	668,743
Balance at December 31, 2024	$1,555,116
Goodwill resulting from acquisitions	40,197
Goodwill change from measurement period adjustment	2,334
Balance at December 31, 2025	$1,597,647

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2025	December 31, 2024
Accounts payable	$67,860	$53,662
Accrued compensation and related benefits	101,849	87,192
Accrued gaming taxes	171,196	130,401
Accrued marketing	139,454	94,136
Accrued revenue share	155,212	113,299
Deferred revenue	56,433	46,390
Accrued other expenses	93,437	136,165
Total	$785,441	$661,245

7. Current and Long-term Liabilities

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

Revolving loans under the Revolving Credit Facility bear interest at the Company’s election at either (i) Term SOFR (as defined in the Credit Agreement), plus an applicable margin ranging from 1.75% to 2.25% depending on the Company’s Net First Lien Leverage Ratio (as defined in the Credit Agreement) or (ii) a base rate that is equal to the greatest of (a) the federal funds rate plus 0.50%, (b) the prime rate and (c) Term SOFR for a one month interest period plus 1.00%, in each case plus an additional applicable margin ranging from 0.75% to 1.25% depending on the Company’s Net First Lien Leverage Ratio. In addition, the Company is required to pay a commitment fee quarterly in arrear ranging from 0.25% to 0.375% per annum of the unused portion of the Revolving Credit Facility depending on the Company’s Net First Lien Leverage Ratio. As of December 31, 2025 and 2024, the Credit Agreement provided a Revolving Credit Facility of up to $500.0 million, and there was no principal outstanding thereunder. As of December 31, 2025 and 2024, $10.0 million in letters of credit were issued under the Revolving Credit Facility, with $490.0 million available for borrowing.

On March 4, 2025, the Company entered into a first amendment to the Credit Agreement, providing for a new class of incremental term loans under the Credit Agreement in an aggregate principal amount of $600.0 million (the “Term B Facility” and, such term loans, the “Term B Loan”). The Term B Facility matures on March 4, 2032, and all unpaid borrowings, together with accrued and unpaid interest thereon, are repayable on such date (unless extended in accordance with the terms of the Credit Agreement). In addition, 1.00% of the aggregate principal amount of the Term B Loan borrowed on March 4, 2025 is payable per annum in quarterly installments. In connection with the borrowing of the Term B Loan, the Company incurred $11.9 million of lender fees and $3.1 million of debt financing costs, which are being amortized through the maturity date. The amortization of debt issuance costs was $1.8 million for the year ended December 31, 2025, which is included in Interest income (expense), net on the Company’s consolidated statements of operations.

The Term B Loan under the Term B Facility bears interest at the Company’s election at either (i) in the case of Term SOFR Loans, Term SOFR plus an applicable margin of 1.75% per annum, or (ii) in the case of ABR Term Loans, ABR plus an applicable margin of 0.75% per annum (with each of the capitalized terms used in clauses (i) and (ii) as defined in the Credit Agreement). As of December 31, 2025, the aggregate principal amount of Term B Loan outstanding was $595.5 million which bore interest at a weighted-average rate of 5.64%. As of December 31, 2025, the fair value of the Term B Loan approximates the carrying value, which was calculated using the estimated or actual bids and offers of the Term B Loan in an over-the-counter market on the last business day of the period, which is a Level 2 fair value measurement.
The performance of the Company’s obligations under the Credit Agreement is secured by a first-priority security interest on substantially all of its assets. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including dividend restrictions, a public corporate credit rating requirement for so long as any Term B Loan are outstanding, and, with respect to the Revolving Credit Facility only, a financial covenant that the Company is required to maintain a Net First Lien Leverage Ratio not to exceed 4.50:1.00, which is tested only if the aggregate amount of (i) revolving loans outstanding and (ii) letters of credit outstanding under the Revolving Credit Facility in excess of a specified threshold

(unless cash collateralized) is in excess of 40% of the total commitments under the Revolving Credit Facility. As of December 31, 2025, the Company was not required to test the covenant as the aggregate amount of the revolving loans outstanding and the letters of credit outstanding did not exceed 40% of the total commitments under the Revolving Credit Facility.
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

The Convertible Notes are convertible at an initial conversion rate of 10.543 shares of DraftKings Inc.’s Class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of $94.85 per share of DraftKings Inc.’s Class A common stock. The conversion rate is subject to adjustment upon the occurrence of certain specified events and includes a make-whole adjustment upon early conversion in connection with a make-whole fundamental change (as defined in the indenture governing the Convertible Notes). For the years ended December 31, 2025, 2024 and 2023 there were no changes to the initial conversion price.

Prior to September 15, 2027, the Convertible Notes will be convertible by the holder only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the Notes Maturity Date. Old DraftKings will satisfy any conversion election by paying or delivering, as the case may be, cash, shares of DraftKings Inc.’s Class A common stock or a combination of cash and shares of DraftKings Inc.’s Class A common stock. During 2022, the conditions allowing holders of the Convertible Notes to convert their Convertible Notes were triggered by the holding company reorganization in connection with the GNOG Transaction, whereby DraftKings Inc. became the going-forward public company and replaced Old DraftKings as the issuer of the Class A common stock issuable upon conversion of the Convertible Notes; such conversion window expired on June 27, 2022, and no holders of the Convertible Notes exercised their conversion rights. As of December 31, 2025, no conditions were met to allow for the conversion of the Convertible Notes by any holder.

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

As of December 31, 2025 and 2024, the Company’s convertible debt balance was $1,259.1 million and $1,256.4 million, net of unamortized debt issuance costs of $5.9 million and $8.6 million, respectively. The amortization of debt issuance costs was $2.7 million in each of 2025, 2024 and 2023, and these costs are included in the Interest income (expense) line-item on the Company's consolidated statements of operations. Although recorded at amortized cost on the Company’s consolidated balance sheets, the estimated fair value of the Convertible Notes was $1,158.7 million and $1,076.9 million as of December 31, 2025 and 2024, respectively, which was calculated using the estimated or actual bids and offers of the Convertible Notes in an over-the-counter market on the last business day of the period, which is a Level 1 fair value measurement.

As of December 31, 2025, the future principal payments for the Term B Loan and Convertible Notes were as follows:

Years Ending December 31,	Payments ($, millions)
2026	5,933
2027	5,874
2028	1,270,815
2029	5,757
2030	5,700
Thereafter	566,432
Total	$1,860,511

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

As of December 31, 2025 and December 31, 2024, the Company’s estimated contingent liability for indirect taxes was $90.1 million and $84.7 million, respectively. The estimated contingent liability for indirect taxes is recorded within other long-term liabilities on our consolidated balance sheets and general and administrative expenses on our consolidated statements of operations.

Warrant Liabilities

As part of the initial public offering of Diamond Eagle Acquisition Corp. (“DEAC”) on May 14, 2019 (the “IPO”), DEAC issued 13.3 million warrants, each of which entitles the holder to purchase one share of DraftKings Inc.’s Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, DEAC completed the private sale of 6.3 million warrants to DEAC’s sponsor (the “Private Warrants”) where each whole warrant entitles the holder to purchase one share of DraftKings Inc.’s Class A common stock at an exercise price of $11.50 per share. As of December 31, 2025, there were no Public Warrants outstanding and no Private Warrants outstanding. As of December 31, 2024, there were no Public Warrants outstanding and 0.4 million Private Warrants outstanding. On May 5, 2022, in connection with the consummation of the GNOG Transaction, Old DraftKings entered into an assignment and assumption agreement (the “Old DraftKings Warrant Assignment Agreement”) with DraftKings Inc., Computershare Trust Company, N.A. and Computershare Inc. (together, “Computershare”), pursuant to which Old DraftKings assigned to DraftKings Inc. all of its rights, interests and obligations under the warrant agreement, dated as of May 10, 2019 (the “Old DraftKings Warrant Agreement”), by and between DEAC and Continental Stock Transfer & Trust Company, as warrant agent, as assumed by Old DraftKings and assigned to Computershare by that certain assignment and assumption agreement, dated as of April 23, 2020, governing Old DraftKings’ outstanding Private Warrants, on the terms and conditions set forth in the Old DraftKings Warrant Assignment Agreement. In connection with the consummation of the GNOG Transaction and pursuant to the Old DraftKings Warrant Assignment Agreement, each of the outstanding Private Warrants became exercisable for one share of DraftKings Inc. Class A common stock on the existing terms and conditions, except as otherwise described in the Old DraftKings Warrant Assignment Agreement.

In addition, on May 5, 2022, in connection with the consummation of the GNOG Transaction, the Company assumed an additional 5.9 million warrants, each of which entitled the holder to purchase one share of GNOG’s Class A common stock at an exercise price of $11.50 per share (the “GNOG Private Warrants”). Effective as of the consummation of the GNOG Transaction, each of the outstanding GNOG Private Warrants became exercisable, at a price of $31.50, for 0.365 of a share of DraftKings Inc.’s Class A common stock, or approximately 2.1 million shares of DraftKings Inc.’s Class A common stock in the aggregate, on the existing terms and conditions of such GNOG Private Warrants, except as otherwise described in the assignment and assumption agreement relating to the GNOG Private Warrants entered into on the GNOG Closing Date. As of December 31, 2025 and 2024, there were no and 3.0 million GNOG Private Warrants outstanding, respectively.

The Company classified its Public Warrants, Private Warrants and GNOG Private Warrants pursuant to ASC Topic 815 as derivative liabilities with subsequent changes in their respective fair values recognized in its consolidated statement of operations at each reporting date. As of December 31, 2025 and 2024, the fair value of the Company’s warrant liability was zero and $22.0 million, respectively. Due to fair value changes the Company recorded a loss on remeasurement of warrant liabilities of $4.7 million, $4.9 million, and $57.5 million in 2025, 2024, and 2023, respectively.

In 2025, 0.3 million Private Warrants and 3.0 million GNOG Private Warrants were exercised, resulting in a reclassification to additional paid-in-capital in the amount of $11.2 million and $6.1 million, respectively. The GNOG Private
Warrants exercised converted into 1.1 million shares of DraftKings Inc.’s Class A common stock. Exercises of Private Warrants and GNOG Private Warrants in 2025 resulted in the issuance of approximately 0.6 million shares of DraftKings Inc. Class A common stock, as a portion were exercised on a cashless basis.

In 2024, 1.0 million Private Warrants were exercised resulting in a reclassification to additional paid-in-capital in the amount of $32.8 million, and 2.9 million GNOG Private Warrants were exercised resulting in a reclassification to additional paid-in-capital in the amount of $13.7 million. In 2023, 0.2 million Private Warrants were exercised resulting in a reclassification to additional paid-in-capital in the amount of $4.6 million, and no GNOG Private Warrants were exercised. See “Note 8 – Fair Value Measurements” and “Note 14 – Earnings (Loss) Per Share” for further information on the Company’s warrant liabilities.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value as of December 31, 2025 and 2024 based on the three-tier fair value hierarchy:

	December 31, 2025
	Level 1	Level 2		Level 3		Total
Assets
Cash equivalents:
Money market funds	$184,212	$—		$—		$184,212
Other non-current assets:
Derivative instruments	$—	$—		$7,059	(2)	$7,059
Equity securities	—	9,127	(1)	—		9,127
Total	$184,212	$9,127		$7,059		$200,398

Liabilities
Other current liabilities	$—	$—		$14,900	(4)	$14,900
Warrant liabilities	—	—		—		—
Other long-term liabilities	—	—		59,534	(4)	59,534
Total	$—	$—		$74,434		$74,434

	December 31, 2024
	Level 1	Level 2		Level 3		Total
Assets
Other non-current assets:
Derivative instruments	—	—		7,059	(2)	7,059
Equity securities	—	13,533	(1)	—		13,533
Total	$—	$13,533		$7,059		$20,592

Liabilities
Other current liabilities				3,300	(4)	3,300
Warrant liabilities	$—	$22,033	(3)	$—		$22,033
Other long-term liabilities	—			74,665	(4)	74,665
Total	$—	$22,033		$77,965		$99,998

(1)Represents the Company’s non-marketable equity securities, which are classified as Level 2 because the Company measures these assets to fair value using observable inputs for similar investments of the same issuer. The Company has elected the remeasurement alternative for these assets.
(2)Represents the Company’s derivative instruments held in other public and privately held entities. The Company measures these derivative instruments to fair value using option pricing models and, accordingly, classifies these assets as Level 3. There were no new Level 3 derivative instruments purchased by or issued to the Company for the years ended December 31, 2025 and 2024. The key inputs to the valuations are underlying stock price, volatility and risk free rate. A change in these significant unobservable inputs might result in a significantly higher or lower fair value measurement at the reporting date. Changes to fair value of these instruments are recorded in Other gain (loss), net on the consolidated statements of operations and (Gain) loss on marketable equity securities and other financial assets, net in the consolidated statement of cash flows.
(3)The Company measures its Private Warrants and the GNOG Private Warrants to fair value using a binomial lattice model or a Black-Scholes model, where appropriate, with the significant assumptions being observable inputs and, accordingly, classifies these liabilities as Level 2. Key assumptions used in the valuation of the Private Warrants and GNOG Private Warrants include term, risk free rate and volatility. See “Note 7 – Current and Long-term Liabilities” and “Note 14 – Earnings (Loss) Per Share” for further information on the Company’s warrant liabilities.
(4)Represents the contingent consideration issuable to former SIQ, Dijon, Simplebet and Railbird securityholders in connection with the acquisitions of SIQ, acquisition of Dijon, Simplebet Transaction and Railbird Transaction, respectively, upon the achievement of certain performance targets. The fair value of contingent consideration was generally calculated using customary valuation models based on probability-weighted outcomes of meeting certain future performance targets and forecasted results. The Company classified the contingent consideration liabilities as a Level 3 fair value measurement due to the lack of observable inputs used in the model. The key inputs to the valuations are the projections of future financial results in relation to the business, revenue risk premium, revenue volatility, and operational leverage ratio as well as management judgment regarding the probability of achieving a future performance target. The table below includes a range and an average weighted by relative fair value of the significant unobservable inputs used to measure contingent consideration at fair value. A change in these significant unobservable inputs might result in a significantly higher or lower fair value measurement at the reporting date. Changes to fair value of these instruments are recorded in Other gain (loss), net on the consolidated statements of operations.

	December 31, 2025	December 31, 2024
Significant Unobservable Input of Level 3 Investments	Range (Weighted Average)	Range (Weighted Average)
Revenue volatility	10.6% - 17.3% (15.3%)	17.3% - 17.7% (17.6%)
Equity volatility	45.0% - 54.2% (51.0%)	53.4% - 60.0% (55.3%)
Operational leverage ratio	61.0% - 75.0% (65.4%)	65.0% - 70.0% (66.4%)

The following table provides a roll forward of the recurring Level 3 fair value liability measurements:

Balance at December 31, 2023	$—
Contingent consideration issued for acquisitions	77,965
Balance at December 31, 2024	$77,965
Contingent consideration issued for acquisitions	37,818
Payment of contingent consideration liabilities	(3,300)
Fair value adjustment to contingent consideration liabilities	(38,049)
Balance at December 31, 2025	$74,434

During 2025, the Company did not record any unrealized gains or losses for its Level 3 financial assets. The Company recorded an unrealized loss of $12.9 million in the aggregate for its Level 3 financial assets during 2024 and did not record any unrealized gains or losses for its Level 3 financial assets during 2023.

9. Revenue Recognition

Deferred Revenue

The Company included deferred revenue within accounts payable and accrued expenses and liabilities to users in the consolidated balance sheets. The deferred revenue balances were as follows:

	Year Ended December 31,
	2025	2024	2023
Deferred revenue, beginning of the period	$166,463	$174,212	$133,851
Deferred revenue, end of the period	$174,750	$166,463	$174,212
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$165,209	$171,307	$129,246

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

Disaggregation of revenue for years ended December 31, 2025, 2024 and 2023 are as follows:

	Year Ended December 31,
	2025	2024	2023
Sportsbook	$3,827,091	$2,902,857	$2,106,403
iGaming	1,804,613	1,507,808	1,216,749
Other	422,821	357,034	342,241
Total Revenue	$6,054,525	$4,767,699	$3,665,393

Sportsbook revenue includes online and retail sportsbook. Other revenue primarily includes DFS and digital lottery courier, prediction markets and, beginning in 2025, interest income of $25.6 million on customer deposits. Prior period amounts were not material. The opening and closing balances of the Company’s accounts receivable from contracts with customers were $57.8 million and $105.6 million, respectively, for the year ended December 31, 2025 and $47.5 million and $57.8 million, respectively, for the year ended December 31, 2024.

 The following table presents the Company’s revenue by geographic region for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
United States	$5,895,465	$4,649,136	$3,595,622
International (1)	159,060	118,563	69,771
Total Revenue	$6,054,525	$4,767,699	$3,665,393

(1)No country or region represents greater than 10% of our total revenue as of the dates presented, other than the United States as presented above.

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

Preferred Stock

The Company’s amended and restated articles of incorporation provide that its Board of Directors has the authority, without action by the stockholders, to designate and issue shares of preferred stock in one or more classes or series, and the number of shares constituting any such class or series, and to fix the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock, including, without limitation, dividend rights, dividend rates, conversion rights, exchange rights, voting rights, rights and terms of redemption, dissolution preferences, and treatment in the case of a merger, business combination transaction, or sale of its assets, which rights may be greater than the rights of the holders of the common stock. As of December 31, 2025, the Company had 300.0 million shares authorized of preferred stock, $0.0001 par value, of which none were issued and outstanding as of December 31, 2025 or December 31, 2024.

Stock Repurchase Program

On July 30, 2024, the Company’s Board of Directors authorized the repurchase of an aggregate of up to $1.0 billion of DraftKings Inc.’s Class A common stock. On November 6, 2025, the Company’s Board of Directors approved a $1.0 billion increase to its previous stock repurchase authorization, which brings the aggregate stock repurchase authorization to $2.0 billion of DraftKings Inc.’s Class A common stock (together with the July 30, 2024 authorization, the “Stock Repurchase Program”). DraftKings may make repurchases of its Class A common stock through open market purchases, privately negotiated transactions or other transactions in accordance with applicable securities laws, subject to market conditions and other factors. The Company’s Stock Repurchase Program does not require it to acquire any specific number or amount of Class A common stock and may be terminated at any time. The Company may enter into Rule 10b5-1 plans from time to time to facilitate repurchases of its Class A common stock in connection with its Stock Repurchase Program.

The Company repurchased 16.0 million and 1.1 million shares for $571.5 million and $48.1 million during the years ended December 31, 2025 and December 31, 2024, respectively, under the Stock Repurchase Program.

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

In 2020, the Company’s Board of Directors approved the 2020 Incentive Award Plan (the “2020 Plan,” together with the 2012 Plan and the 2017 Plan, the “Plans”). The 2020 Plan provides for the granting of incentive and nonqualified stock options, restricted stock units (“RSUs”) and other equity interests or awards in the Company. As of December 31, 2025, the total number of shares available for issuance under the 2020 Plan was 51.1 million shares. There are 10.4 million shares available for issuance under the 2017 Plan; however, we no longer issue awards under the 2017 Plan. There are no securities remaining available for future issuance under the 2012 Plan as this plan has expired pursuant to the terms. The Company issues time-based and performance-based vesting awards under the 2020 Plan.

Also in 2020, the Company’s Board of Directors approved the Employee Stock Purchase Plan, as amended from time to time (as amended, the “ESPP”). The ESPP permits eligible employees to purchase a number of shares of the Company’s Class A common stock at a price per share that is 85% of the lesser of the fair market value of the shares on the first or last day of the offering period, during offerings periods each year. Employees started contributing to the ESPP in 2024 and 0.6 million shares have been issued under the plan as of December 31, 2025. As of December 31, 2025, a share reserve established that the aggregate number of shares may not exceed 163.3 million shares under the 2020 Plan and the ESPP.

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

PSP awards granted in 2025, 2024, 2023 and 2022 vest based on achievement of revenue and Adjusted EBITDA targets and have a range of payouts from 0% to 200%. PSP awards granted in 2021 and 2020 vest based on achievement of revenue targets and have a range of payouts from 0% to 300%. As these awards are performance-based RSUs, the fair value is estimated on the grant date using the underlying share price.

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

The following table shows stock award activity for the years ended December 31, 2025 and 2024:

	Options	RSUs			Total	Weighted Average Exercise Price of Options	Weighted Average FMV of RSUs	Weighted Average Remaining Term of Options (Years)	Aggregate Intrinsic Value
		Time Based	PSP	LTIP
Outstanding at December 31, 2023	22,255	17,881	13,809	1,255	55,200	$7.10	$21.01	4.59	$645,885
Granted	761	7,789	1,449	—	9,999	31.85	42.48
Exercised options / vested RSUs	(2,227)	(7,841)	—	(261)	(10,329)	4.17	26.11
Change in awards due to performance-based multiplier	—	—	—	—	—	—	—
Forfeited	(14)	(1,576)	(752)	(135)	(2,477)	16.99	23.34
Outstanding at December 31, 2024	20,775	16,253	14,506	859	52,393	$8.31	$23.75	3.70	$621,065
Granted	400	7,169	1,366	—	8,935	47.72	42.57
Exercised options / vested RSUs	(3,157)	(8,235)	(14,733)	(371)	(26,496)	3.52	20.69
Change in awards due to performance-based multiplier	—	—	7,147	—	7,147		43.23
Forfeited	(12)	(1,603)	(420)	(79)	(2,114)	17.72	29.26
Outstanding at December 31, 2025	18,006	13,584	7,866	409	39,865	$10.03	$31.16	2.98	$471,334

The following table provides additional information for stock option awards outstanding as of December 31, 2025:

	Awards Outstanding	Weighted Average Remaining Term of Options (Years)	Aggregate Intrinsic Value	Weighted Average Exercise Price of Options
Stock options exercisable	17,507	2.80	$470,715	$9.05
Stock options remaining to vest	487	9.20	$619	$44.98

As of December 31, 2025, total unrecognized stock-based compensation cost of $505.0 million related to granted and unvested share-based compensation arrangements that are expected to vest is expected to be recognized over a weighted-average period of 2.5 years. The following table shows stock-based compensation cost for the years ended December 31, 2025, 2024 and 2023:

	Year Ended			Year Ended			Year Ended
	December 31, 2025			December 31, 2024			December 31, 2023
	Options	RSUs	Total(3)	Options	RSUs	Total(3)	Options	RSUs	Total
Time Based (1)	$8,669	$209,381	$218,050	$13,257	$193,860	$207,117	$10,178	$183,937	$194,115
PSP (2)	—	118,460	118,460	—	169,832	169,832	—	126,071	126,071
LTIP (2)	—	2,801	2,801	—	4,418	4,418	—	78,277	78,277
Total	$8,669	$330,642	$339,311	$13,257	$368,110	$381,367	$10,178	$388,285	$398,463

(1) Time-based awards vest and are expensed over a defined service period.
(2) PSP and LTIP awards vest based on defined performance criteria and are expensed based on the probability of achieving such criteria.
(3) Total expenses includes $10.7 million, $17.3 million and $20.2 million of liability-classified awards recorded within accounts payable and accrued liabilities in the consolidated balance sheet as of December 31, 2025, 2024 and 2023, respectively. During the years ended December 31, 2025 and 2024, we capitalized stock-based compensation primarily associated with the development of software of $23.5 million and $17.8 million, respectively.

During the years ended December 31, 2025, 2024 and 2023 the Company received proceeds from the exercise of stock options of $10.6 million, $9.2 million and $16.5 million, respectively, and the aggregate intrinsic value of those stock options exercised was $118.5 million, $78.3 million and $101.7 million, respectively.

The total grant date fair value of RSUs that vested during the years ended December 31, 2025, 2024 and 2023 were $484.1 million, $212.7 million and $893.2 million, respectively.

The total fair value of RSUs that vested during the years ended December 31, 2025, 2024 and 2023, based on the closing price at vesting dates, were $981.1 million, $318.1 million and $532.1 million, respectively.

12.   Income Taxes

Income (loss) before income tax (benefit) provision for the years ended December 31, 2025, 2024 and 2023 consists of the following:

	Year Ended December 31,
	2025	2024	2023
United States	$(29,355)	$(586,004)	$(753,105)
Foreign	36,368	(7,154)	(38,148)
Income (loss) before income tax (benefit) provision	$7,013	$(593,158)	$(791,253)

The components of the income tax (benefit) provision consists of the following:

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$—	$10	$—
State	2,251	607	433
Foreign	20,248	5,775	3,888
Total current provision	22,499	6,392	4,321
Deferred:
Federal	(13,946)	(64,196)	205
State	(3,682)	(29,022)	2,643
Foreign	(597)	485	3,001
Total deferred (benefit) provision	(18,225)	(92,733)	5,849
Total income tax (benefit) provision	$4,274	$(86,341)	$10,170

The reconciliation between income taxes computed at the U.S. statutory income tax rate to our (benefit) provision for income taxes for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Year ended December 31, 2025
	$	%
U.S. Federal Statutory Tax Rate	1,473	21.0%
State and Local Income Taxes (1)	53	0.8%
Effect of Cross-Border Tax Laws	991	14.1%
Tax Credits
R&D Credit Generation	(31,275)	(446.0)%
Changes in Valuation Allowance	50,856	725.2%
Nontaxable or Nondeductible Items
Stock based compensation (benefit) expense	(121,405)	(1731.1)%
Non-deductible executive compensation	81,305	1159.3%
Non-deductible lobbying expenses	6,831	97.4%
Mark-to-market earn-out gain	(7,957)	(113.5)%
Other	9,327	133.0%
Other Adjustments	1,021	14.6%
Other Foreign Jurisdictions	(2,187)	(31.2)%
Changes in Unrecognized Tax Benefits	15,241	217.3%
Income Tax Expense	$4,274	61.0%
(1) State taxes attributable to New Jersey, New York State, New York City, and Michigan made up the majority (greater than 50 percent) of the tax effect in this category.

	Years Ended December 31,
	2024	2023
Benefit for income taxes at 21% rate	$(124,563)	$(166,217)
State taxes, net of federal benefit	(9,752)	(40,385)
Stock-based compensation (benefit) expense	(882)	26,155
Non-deductible lobbying expenses	6,924	1,009
Change in valuation allowance	18,307	130,817
Non-deductible executive compensation	18,275	30,106
Loss (gain) on remeasurement of warrant liabilities	1,270	12,084
Foreign rate differential	1,003	3,348
Income tax reserves	3,848	4,119
Other	(771)	9,134
Total income tax (benefit) provision	$(86,341)	$10,170

Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2025 and 2024 are as follows:

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$1,190,449	$1,100,214
R&D credit carryforwards	38,992	15
Intangible assets	13,867	13,770
Accrual and other temporary differences	64,877	78,535
Operating lease	16,096	22,239
Stock-based compensation	41,516	60,754
Capitalized research and development costs	174,642	199,663
Fixed assets	3,698	3,710
Gross deferred tax assets	1,544,137	1,478,900
Valuation allowance	(1,528,391)	(1,453,715)
Net deferred tax assets	$15,746	$25,185

Deferred tax liabilities:
Fixed assets	$(139)	$(108)
Intangible assets	(5,219)	(6,532)
Operating lease	(15,185)	(21,472)
Other	(2,658)	(4,041)
Gross deferred tax liabilities	(23,201)	(32,153)
Total net deferred tax liabilities	$(7,455)	$(6,968)

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

The Company records its deferred tax assets of $7.7 million and $6.8 million for 2025 and 2024, respectively, in deposits and other non-current assets in the consolidated balance sheet and its deferred tax liabilities of $15.2 million and $13.8 million for 2025 and 2024, respectively, in other long-term liabilities in the consolidated balance sheets. The Company has provided a valuation allowance for the U.S. deferred tax assets as of December 31, 2025 and 2024. For the years ended December 31, 2025 and 2024, the U.S. valuation allowance increased by $74.7 million and $98.4 million, respectively, which primarily related to the current year operating losses.

As of December 31, 2025, the Company had U.S. federal and state tax net operating loss (“NOL”) carryforwards of $4.3 billion and $4.4 billion, respectively, which may be available to offset future income tax liabilities. Of the federal net operating loss carryforward, $0.6 billion expires at various dates beginning in 2032 through 2037 and $3.7 billion does not expire. Of the state NOL carryforward, $4.1 billion expires at various dates beginning in 2025 through 2045 and $0.3 billion does not expire. As of December 31, 2025, we had federal research tax credit carryforwards of $45.0 million, before the impact of uncertain tax positions, that will begin to expire in 2040. We have state research tax credit carryforwards of $13.9 million, before the impact of uncertain tax positions, that will begin to expire in 2035.

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

As of December 31, 2025, foreign earnings have been retained by the Company’s foreign subsidiaries for indefinite reinvestment. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company could be subject to withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred income tax liability related to these outside basis differences is not practicable.

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
The following table presents a reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, included in long-term income tax liabilities on the Company’s consolidated balance sheets:

	Year Ended December 31,
	2025	2024	2023
Unrecognized tax benefits at the beginning of the year	$56,030	$57,424	$58,011
Additions for tax positions of prior years	—	—	1,026
Reduction for tax positions of prior years	(1,082)	(1,395)	(269)
Additions for tax positions of current year	16,711	377	449
Settlements	—	—	—
Foreign currency adjustments	11,235	(376)	(1,793)
Unrecognized tax benefits at the end of the year	$82,894	$56,030	$57,424

As of December 31, 2025, 2024 and 2023, the Company had $64.3 million, $54.2 million and $55.9 million, respectively, of net unrecognized tax benefits, which would affect the Company’s tax rate if recognized.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the years ended December 31, 2025, 2024 and 2023, the Company recognized $5.1 million, $5.3 million and $5.0 million in interest and penalties. The Company had $27.3 million and $22.2 million of interest and penalties accrued at December 31, 2025 and 2024, respectively.

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

A reconciliation of income taxes paid (refunded) by jurisdictions is as follows:

Year Ended December 31,
2025
US Federal	$617
US State
Pennsylvania	1,974
Illinois	1,541
New York	467
Other States	2,490
Foreign
Canada	2,202
Israel	(1,868)
Other Foreign Jurisdictions	813
Total	$8,236

13. Segment Information

The Company has one consolidated reportable segment. This segment provides users with Sportsbook, iGaming, DFS, digital lottery courier, prediction markets product offerings, and other online product offerings as well as the design, development and licensing of sports betting and casino gaming software for its Sportsbook and iGaming product offerings. The Company drives revenue primarily in North America and manages the business activities on a consolidated basis.

The determination of reportable operating segments is based on the Chief Operating Decision Maker’s (“CODM’s”) use of financial information provided for the purposes of assessing performance and making operating decisions. The Company's CODM is its Co-founder and Chief Executive Officer. The CODM uses net income (loss) to allocate resources and assess the performance of the Company by comparing actual results to historical results and previously forecasted financial information and the allocation of budget among cost of revenues, sales and marketing, product and technology, and general and administrative expenses. The measure of segment assets is reported on the consolidated balance sheet as Total assets.

The accounting policies of the Company’s consolidated segment are the same as those described in “Note 2 – Summary of Significant Accounting Policies and Practices.” Any intercompany revenues or expenses are eliminated in consolidation.

The following table presents revenue, significant expenses, and net income (loss) for our consolidated segment:

	Year ended December 31,
	2025	2024	2023
Total revenue	$6,054,525	$4,767,699	$3,665,393
Less:
Cost of revenue: Gaming taxes	2,110,590	1,658,114	1,235,272
Cost of revenue: Other	1,189,909	1,061,992	872,178
Adjusted sales and marketing expenses (2)	1,338,553	1,224,561	1,161,318
Adjusted product and technology expenses (2)	370,260	292,991	240,422
Adjusted general and administrative expenses (2)	425,226	348,734	307,238
Depreciation and amortization	275,488	270,854	201,920
Interest (income) expense, net	19,941	(44,300)	(55,739)
Stock-based compensation	339,311	381,367	398,463
Income tax (benefit) provision	4,274	(86,341)	10,170
Other segment items (3)	(22,737)	167,012	96,293
Consolidated net income (loss)	$3,710	$(507,285)	$(802,142)

(1)Cost of revenue: Other includes all cost of revenue, other than gaming tax, presented in the consolidated statements of operations, adjusted for the impact of depreciation and amortization and stock-based compensation.
(2)These items represent the respective line items in the consolidated statements of operations, adjusted for the impact of depreciation and amortization; stock-based compensation; transaction-related costs; certain litigation, settlement and related costs; certain advocacy and other related legal expenses; and other expenses, as further described below.
(3)Other segment items include: (i) transaction-related costs; (ii) certain external legal costs related to litigation and litigation settlement costs deemed unrelated to our ordinary-course business operations; (iii) certain costs relating to advocacy efforts and other legal expenses in jurisdictions where we do not operate certain product offerings and are actively seeking licensure, or similar approval, for those product offerings, excluding costs relating to advocacy efforts and other legal expenses in jurisdictions where we do not operate that are incurred in the ordinary course of business and costs relating to advocacy efforts and other legal expenses incurred in jurisdictions where related legislation has been passed and we currently operate; (iv) (gain) loss on remeasurement of warrant liabilities; (v) (gain) loss from equity method investments and (vi) other items not associated with our primary offerings, such as gains or losses on contingent consideration, gain or losses on business disposals and termination-related expenses.

14.  Earnings (Loss) Per Share

The computation of Earnings (loss) per share and weighted-average shares of the Company’s Class A common stock outstanding for the periods presented are as follows:

	Year ended December 31,
	2025	2024	2023
Numerator
Net income (loss) attributable to common stockholders – basic	$3,710	$(507,285)	$(802,142)
(Gain) loss on remeasurement of warrant liabilities	(6,152)	—	—
(Gain) loss on remeasurement of contingent consideration	(1,591)	—	—
Net income (loss) attributable to common stockholders – diluted	$(4,033)	$(507,285)	$(802,142)
Denominator
Weighted-average Class A common stock outstanding – basic	495,638	481,954	462,599
Weighted-average diluted impact of warrant liabilities (1)	161	—	—
Weighted-average diluted impact of contingent consideration (1)	104	—	—
Diluted weighted-average common shares outstanding	495,903	481,954	462,599

Basic earnings (loss) per share attributable to common stockholders:	$0.01	$(1.05)	$(1.73)
Diluted earnings (loss) per share attributable to common stockholders:	$(0.01)	$(1.05)	$(1.73)
(1) Calculated using the treasury stock method

For the periods presented, the following securities were not required to be included in the computation of diluted shares outstanding:

	Year Ended December 31,
	2025	2024	2023
Class A common stock resulting from exercise of all warrants	—	1,439	3,524
Stock options and RSUs	39,865	52,393	55,200
Convertible notes	13,337	13,337	13,337
Total	53,202	67,169	72,061

15.   Related-Party Transactions

Equity Method Investments

The Company has committed to invest up to $17.5 million into DBDK Venture Fund I, LP and $21.0 million in DBDK Fund II, L.P. Both funds are Delaware limited partnerships and are both managed by Drive by DraftKings, LLC (“DBDK”). As of December 31, 2025, the Company had invested a total of $12.8 million and none of the total commitment in DBDK Venture Fund I, L.P. and DBDK Fund II, L.P., respectively. The Company also provides office space and general operational support to

DBDK, which is partially owned by DKFS, LLC, an equity-method affiliate in which the Company has a 49.9% membership interest, in exchange for services-in-kind. The operational support is primarily general and administrative services.

Transactions with a Former Director and their Immediate Family Members

The Company previously had sales to entities related to an immediate family member of a former director who ceased being a director in May 2023. During 2023, the Company had $1.4 million in sales to those entities.

Aircraft

On each of March 30, 2025, 2024 and 2023, the Company entered into a one-year lease of an aircraft from an entity controlled by Mr. Robins, pursuant to which Mr. Robins’ entity leased the aircraft to the Company for $0.6 million for a one-year period (the “Aircraft Leases”). The Company covered all operating, maintenance and other expenses associated with the aircraft. The audit and compensation committees of the Company’s Board of Directors approved this arrangement, as well as the Aircraft Leases, based on, among other things, the requirements of the overall security program that Mr. Robins and his family fly private and the committees’ assessment that such an arrangement is more efficient and flexible and better ensures safety, confidentiality and privacy. During 2025, 2024 and 2023, the Company incurred $0.6 million, $0.6 million and $0.6 million of expense, respectively, under the Aircraft Lease as well as $2.9 million and $0.9 million during 2025 and 2024, respectively, for upgrades related to the aircraft.
16.   Leases, Commitments and Contingencies

Leases

The Company leases corporate office facilities, data centers, and motor vehicles under operating lease agreements. Some of the Company’s leases include one or more options to renew. For a majority of the Company’s leases, it does not assume renewals in its determination of the lease term as the renewals are not deemed to be reasonably assured. The Company’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. As of December 31, 2025, the Company’s lease agreements typically have terms not exceeding ten years.

Payments under the Company’s lease arrangements may be fixed or variable, and variable lease payments primarily represent costs related to common area maintenance and utilities. The components of lease expense are as follows:

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$16,295	$20,206	$19,175
Short term lease cost	2,831	774	2,616
Variable lease cost	4,103	4,747	4,644
Sublease income	—	—	(704)
Total lease cost	$23,229	$25,727	$25,731

Supplemental cash flow and other information for 2025, 2024 and 2023 related to operating leases was as follows:

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,923	$17,880	$13,561
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$4,417	$21,917

The weighted-average remaining lease term and weighted-average discount rate were as follows:

	December 31,
	2025	2024	2023
Weighted-average remaining lease term (in years)	5.5	6.4	7.3
Weighted-average discount rate	6.5%	6.5%	6.5%

The Company calculated the weighted-average discount rates using incremental borrowing rates, which equal the rates of interest that it would pay to borrow funds on a fully collateralized basis over a similar term.

Maturity of lease liabilities are as follows:

December 31,
2026	$15,589
2027	9,293
2028	9,368
2029	9,403
2030	9,135
Thereafter	14,115
Total undiscounted future cash flows	66,903
Less: Imputed interest	12,717
Present value of undiscounted future cash flows	$54,186

Other Contractual Obligations and Contingencies

The Company is a party to several non-cancelable contracts with vendors where the Company is obligated to make future minimum payments under the terms of these contracts as follows:

Year Ending December 31,
2026	$527,422
2027	572,488
2028	485,085
2029	422,385
2030	173,183
Thereafter	91,445
Total	$2,272,008

The above commitments include $1.3 billion of expected contractual obligations over the next five years as part of multi-year content integration agreements signed with three media distribution counterparties in the third quarter of 2025.

Surety Bonds

As of December 31, 2025, the Company has been issued $500.0 million in surety bonds at a weighted average annual premium cost of 0.5% which are held for certain regulators’ use and benefit in order for the Company to satisfy state license requirements. There have been no claims against such bonds and the likelihood of future claims is remote.

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

Winview I

On July 7, 2021, Winview Inc., a Delaware corporation (“Winview”) filed suit against the Company in the United States District Court for the District of New Jersey. In the complaint, Winview alleges that the Company infringes two patents: U.S. Patent No. 9,878,243 (“the ’243 Patent”), entitled “Methodology for Equalizing Systemic Latencies in Television Reception in Connection with Games of Skill Played in Connection with Live Television Programming”, and U.S. Patent No. 10,721,543 (“the ’543 Patent”), entitled “Method of and System for Managing Client Resources and Assets for Activities on Computing Devices”. The allegations based on the ’243 Patent are directed to Sportsbook, and the allegations based on the ‘543 Patent are directed to both Sportsbook and DFS.

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

On August 3, 2022, we filed a petition for inter partes review with the Patent Trial and Appeal Board (“PTAB”) challenging the validity of the ‘243 Patent. On July 25, 2022, FanDuel filed petitions for inter partes review with the PTAB challenging the validity of the '543 and '730 Patents. On September 20, 2022, the court entered an order staying the pending motion to dismiss and staying all discovery pending final resolution of the petition for inter partes review through a final written decision. On February 15, 2023, the District Court administratively terminated the lawsuit pending the PTAB’s final written decision. On January 29, 2024, the PTAB issued final written decisions in the IPRs, finding unpatentable all challenged claims of the ’243, ’543, and ’730 Patents. On February 16, 2024, the parties jointly requested that the case remain administratively terminated. On February 20, 2024, the court granted the request.

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

Between November 29, 2022, and February 7, 2023, the Company filed petitions for inter partes review with the PTAB challenging the validity of the Colossus Patents. The PTAB granted institution of IPRs for each of the ’341 patent, ’969 patent, and the ’822 patent. The PTAB denied institution of IPR for each of the ’516 patent, ’716 patent, ’338 patent and the ’779 patent. On September 11, 2023, the Company filed a request for Director Review of the PTAB’s decision not to institute review in the IPR for the ’779 patent. On November 7, 2023, the Director of the U.S. Patent and Trademark Office delegated Director

Review of the PTAB’s institution decision in the IPR for the ’779 Patent to the Delegated Review Panel (“DRP”) to determine whether to grant rehearing. On February 21, 2024, the DRP issued a decision vacating the PTAB’s denial of institution of the IPR directed to the ’779 Patent and instructing the PTAB to reconsider institution. On May 15, 2024, the PTAB instituted the IPR directed to the ‘779 Patent. On May 9, 2025, the PTAB issued a final written decision finding all claims of the ’779 Patent that were asserted in the litigation unpatentable. On July 7, 2025, Colossus filed a Notice of Appeal in the United States Court of Appeals for the Federal Circuit, challenging the PTAB’s final written decision in the IPR directed to the ’779 Patent. On October 17, 2025, Colossus filed its opening brief in the appeal, and on January 26, 2026, the Company filed its responsive brief in the appeal.

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

Mr. Steiner brought this action as a concerned citizen of the state of Florida alleging that, among other things, defendants’ daily fantasy sports contests are illegal gambling under the state laws of Florida and sought disgorgement of “gambling losses” purportedly suffered by Florida citizens on behalf of the state. On June 23, 2022, the MDL court remanded Mr. Steiner’s action to the Circuit Court for Pinellas County, Florida.

On September 9, 2025, DraftKings and FanDuel jointly moved to dismiss Steiner’s amended complaint. On November 19, 2025, the Court granted the motion to dismiss the amended complaint with prejudice.

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

On February 21, 2025, the defendants moved to dismiss the amended complaint. On September 12, 2025, the court entered an order granting in part and denying in part the defendants’ motion to dismiss on the merits pursuant to Rule 12(b)(5). The court dismissed without prejudice the plaintiffs’ first, second, and fifth causes of action—asserting breach of fiduciary duty, corporate waste, and insider trading—under Rule 12(b)(5). The court denied without prejudice the defendants’ motion under Rule 12(b)(5) as to the plaintiffs’ third and fourth causes of action—alleging the sale of unregistered securities and transacting business as an unlicensed broker-dealer. The court deferred consideration of the defendants’ separate motion to dismiss for failure to plead demand futility under Rule 23.1, and granted the plaintiffs leave to file an amended complaint within thirty days of entry of the order. After plaintiffs declined to replead the previously dismissed claims, on November 17, 2025, the defendants renewed their motion to dismiss for failure to plead demand futility under Rule 23.1. On February 3, 2026, the court issued an oral ruling, to be confirmed in a subsequent written order, dismissing the remaining claims with prejudice.

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

On November 20, 2024, plaintiff filed a motion for class certification, and on June 11, 2025, plaintiff filed an amended motion for class certification. On December 9, 2025, the Court granted the class certification motion.

On October 21, 2025, plaintiff filed a motion for summary judgment. On November 17, 2025, DraftKings’ filed an opposition to plaintiffs’ summary judgment motion and its own summary judgment motion. Both motions remain pending.

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

On September 10, 2025, DraftKings filed a motion to dismiss the second amended complaint. On November 19, 2025, the Court granted the motion in part and denied it in part, allowing plaintiffs’ CFA and common law fraud claims as to the “risk free” promotion to proceed, as well as an equitable fraud claim concerning the casino deposit match promotion. DraftKings filed its answer to the second amended complaint on December 17, 2025

The Company intends to vigorously defend this case. Any adverse outcome in this matter could subject the Company to substantial damages and/or require alterations to the Company’s business. The Company cannot provide any assurance as to the outcome of this matter.

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

On August 8, 2025, the court ordered the parties to provide a supplemental brief setting forth the basis for the court’s subject matter jurisdiction under the Class Action Fairness Act in light of the mandatory “local controversy exception” contained in 28 U.S.C. §1332(d)(4)(A). On November 20, 2025, the Court ruled that it had jurisdiction under the Class Action Fairness Act. On November 25, 2025, the Court denied DraftKings’ motion to dismiss the First Amended Complaint. On December 23, 2025, DraftKings filed a motion to certify an interlocutory appeal pursuant to 28 U.S.C. § 1292(b) on the issue of whether a mobile app, or its specific features (e.g., the app interface), can be a “product” for purposes of Illinois product liability law. The motion to certify remains pending.

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

On April 8, 2025, DraftKings filed a motion to dismiss. On April 9, 2025, the court ordered plaintiffs to file an amended complaint, if any, and on May 16, 2025, plaintiffs filed an amended putative class action complaint on behalf of Clara De Leon, Eric Mirsberger Jr., Joseph Mitchell, and Edward Mendez (the “First Amended Complaint”). In addition to the claims and theories set forth in the Original Complaint, the First Amended Complaint asserts additional causes of action, including alleged breaches of fiduciary duty and product liability claims based on theories of design defect and failure to warn. On June 20, 2025,

DraftKings filed a motion to dismiss. The Court granted the motion to dismiss on December 11, 2025, and entered judgment on February 2, 2026.

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

Winview II

On February 10, 2025, Winview IP Holdings, LLC (“Winview IP”) filed suit against DraftKings Inc., a Nevada corporation, DK Crown Holdings Inc., Crown Gaming Inc., SBTech US Inc., and SBTech (Global) Ltd. in the United States District Court for the District of New Jersey. In the complaint, Winview IP alleges that the Defendants infringe nine patents: U.S. Patent No. 11,185,770 (“the ’770 Patent”), entitled “Methodology for equalizing systemic latencies in television reception in connection with games of skill played in connection with live television programming,” U.S. Patent No. 11,235,237 (“the ’237 Patent”), entitled “Methodology for equalizing systemic latencies in television reception in connection with games of skill played in connection with live television programming,” U.S. Patent No. 11,338,189 (“the ’189 Patent”), entitled “Method of and system for conducting multiple contests of skill with a single performance,” U.S. Patent No. 11,451,883 (“the ’883 Patent”), entitled “Method of and system for managing client resources and assets for activities on computing devices,” U.S. Patent No. 11,678,020 (“the ’020 Patent”), entitled “Methodology for equalizing systemic latencies in television reception in connection with games of skill played in connection with live television programming,” U.S. Patent No. 11,736,771 (“the ’771 Patent”), entitled “Methodology for equalizing systemic latencies in television reception in connection with games of skill played in connection with live television programming,” U.S. Patent No. 11,918,880 (“the ’880 Patent”), entitled “Method of and system for conducting multiple contests of skill with a single performance,” U.S. Patent No. 11,951,402 (“the ’402 Patent”), entitled “Method of and system for conducting multiple contests of skill with a single performance,” and U.S. Patent No. 12,005,349 (“the ’349 Patent”), entitled “Synchronized gaming and programming.” The allegations based on: the ’770 Patent are directed to DK Sportsbook, DK Casino, and DK Horse; the ’237 Patent are directed to DK Sportsbook and DK Horse; the ’189 Patent are directed to DFS and Pick6; the ’883 Patent are directed to DK Sportsbook, DK Horse, DK Casino, DFS, and Pick6; the ’020 Patent are directed to DK Sportsbook, DK Horse, and DK Casino; the ’771 Patent are directed to DK Sportsbook, DK Horse, and DK Casino; the ’880 Patent are directed to DFS and Pick6; the ’402 Patent are directed to DFS and Pick6; and the ’349 Patent are directed to DK Sportsbook, DK Horse, and DK Casino.

On August 18, 2025, DraftKings filed its motion to dismiss WinView’s direct infringement claims of the ’883 patent, all claims against DK Casino and DK Horse, as well as WinView’s claims for willful, induced, and contributory infringement for all nine patents-in-suit.

On January 16, 2026, DraftKings filed petitions for inter partes review (“IPR”) with the PTAB challenging the validity of the ’883 Patent and the ’189 Patent.

On January 20, 2026, DraftKings informed the District Court of the filing of the IPR petitions, and on January 21, 2026, the Court entered an order staying DraftKings’ motion to dismiss pending the final resolution of the IPRs through final written decision of the PTAB.

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

On May 5, 2025, DraftKings filed a motion to dismiss the complaint, which motion remains pending. On May 14, 2025, the court granted the District of Columbia’s motion to intervene. On June 16, 2025, plaintiff filed its opposition to Defendants’ motions to dismiss; on June 23, 2025, the District of Columbia filed a brief in support of Defendants motion to dismiss; on July 7, 2025, DraftKings filed its reply in support of its motion to dismiss and plaintiff filed its response to the District of Columbia’s brief; and on July 14, 2025, the District of Columbia filed its reply. On September 24, 2025, the District of Columbia notified the court that the D.C. Council had amended D.C. Code § 16-1702 to clarify that it does not apply to sports betting authorized under the SWLAA, and that the amendment would become permanent after review by Congress. On September 29, 2025, plaintiff filed a response arguing that the amendment violated PASPA. The court heard argument on the motions to dismiss on January 9, 2026, and the motion remains pending.

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

On May 7, 2025, the defendants removed the lawsuit from state court to the United States District Court for the District of Maryland (Northern Division). On June 6, 2025, the City filed a motion to remand the case to state court. On November 10, 2025, the Court granted the plaintiff’s motion to remand. On November 12, 2025, Defendants filed a notice of appeal of the remand order, and on November 13, 2025, the state court stayed and administratively closed the case, subject to reopening once the appeal has been adjudicated. On January 28, 2026, the defendants filed their opening appellate brief. The appeal remains pending.
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

Plaintiffs bring claims under California’s Unfair Competition Law and Consumer Legal Remedies Act, and seek, among other things, injunctive relief, restitution, disgorgement, and attorneys’ fees and costs. Plaintiffs seek to represent a purported class of all California residents who allegedly placed a bet or wager on DraftKings’ alleged Daily Fantasy Sports and Pick6 gambling websites while physically located in California. On July 11, 2025, plaintiffs filed a Notice Regarding Legal Opinion Issued By The California Attorney General enclosing an opinion from the California Attorney General (Opinion No. 23-1001) in which the California Attorney General opined that “California law prohibits the operation of daily fantasy sports games with players physically located within California.” On July 14, 2025, two other actions pending in the Northern District of California were referred sua sponte by the court to the Judge assigned to Moore for determination on whether such actions should be related under Civil Local Rule 3-12(e) (Beltran v. FanDuel, Inc., Case No. 25-cv-5586-JSC; Head v. Underdog Sports, LLC, Case No. 25-cv-5542-JST). On July 16, the court referred sua sponte a third pending action for the same determination (Franks v. Prize Picks, Case No. 25-cv-4916-JD). On July 24, 2025, the court assigned to Moore held that those three actions were related to Moore and assigned all three cases to that court. On August 1, 2025, plaintiff Moore voluntarily dismissed his case without prejudice; and upon motion by the plaintiff, the Court ordered that the case is now entitled Zhen v. DraftKings. On August 11, 2025, DraftKings filed its motion to dismiss, and on December 19, 2025, the court granted the motion to dismiss without prejudice.

On January 20, 2026, plaintiffs filed a First Amended Complaint that adds four new defendants: Crown Gaming, Inc. and three individuals (Jason Robins, Matthew Kalish, and Paul Liberman), in addition to DraftKings. Plaintiffs’ First Amended Complaint asserts nine causes of action arising from DraftKings’ alleged operation and marketing of its Daily Fantasy Sports and Pick6 offerings to users located in California. Plaintiffs bring claims under California’s Unfair Competition Law and the

Consumer Legal Remedies Act, and they added federal civil RICO claims under 18 U.S.C. §§ 1962(c) and 1962(d) (with civil remedies under § 1964(c)) asserted both against the three individual defendants and separately against all defendants (DraftKings Inc., Crown Gaming, Inc., and those individuals). Plaintiffs also assert a gambling-loss recovery claim based on Cal. Civ. Code § 22.2 and the “Statute of Anne,” a claim under Cal. Penal Code § 496 (receipt of stolen property), and a claim for declaratory relief (28 U.S.C. § 2201). Plaintiffs seek injunctive and declaratory relief, restitution and other equitable relief, and, as pleaded, damages. DraftKings’ current deadline to respond to the First Amended Complaint is February 19, 2026, and the other defendants’ deadline to respond is March 30, 2026.

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

Micro-Gaming

On May 9, 2025, Micro-Gaming Ventures, LLC (“Micro-Gaming”) filed suit against DraftKings Inc. in the United States District Court for the District of New Jersey. In the complaint, Micro-Gaming alleges that the Company infringes five patents: (1) U.S. Patent No. 8,545,311 (“the ’311 patent”), entitled “Systems and methods for enabling remote device users to wager on micro events of games in a data network accessible gaming environment”; (2) U.S. Patent No. 8,632,392 (“the ’392 patent”), entitled “Systems and methods for enabling remote device users to wager on micro events of games in a data network accessible gaming environment”; (3) U.S. Patent No. 8,734,231 (“the ’231 patent”), entitled “Systems and methods for enabling remote device users to wager on micro events of games in a data network accessible gaming environment”; (4) U.S. Patent No. 11,783,679 (“the ’679 patent”), entitled “Location-based wagering via remote devices”; and (5) U.S. Patent No. 12,266,244 (“the ’244 patent”), entitled “Location-based wagering via remote devices” (collectively, the “Micro-Gaming Patents”). The allegations for all of the Micro-Gaming Patents are directed to the “DraftKings Sportsbook.”

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

Internal Revenue Service

The Company is currently under Internal Revenue Service audit for prior tax years, with the primary unresolved issues relating to excise taxation of fantasy sports contests and informational reporting and withholding. Certain examinations have progressed further in the administrative process. The Company continues to dispute the assessments and is actively pursuing administrative remedies and intends to vigorously defend its positions. The Company is unable to predict the outcome of these proceedings at this time and cannot reasonably estimate the potential loss or range of loss, if any. The final resolution of these audits, and any related proceedings, may differ from the amounts recorded in these consolidated financial statements and may materially affect the Company’s results of operations in the period or periods in which that determination is made.

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

2.4***
Agreement and Plan of Merger, by and among DraftKings Inc., New Duke Holdco, Inc., Golden Nugget Online Gaming, Inc., Duke Merger Sub, Inc. and Gulf Merger Sub, Inc., dated as of August 9, 2021 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed with the SEC on August 10, 2021).

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

4.3
First Supplemental Indenture, dated as of May 5, 2022, between DraftKings Inc., Old DraftKings and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.6 of the Company's Current Report on Form 8-K, filed with the SEC on May 5, 2022).

4.4	Description of DraftKings Inc.'s Capital Stock (incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K, filed with the SEC on February 14, 2025).
10.1+	DraftKings Inc. 2020 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2020).
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

10.4+
Transition Agreement, dated as of November 6, 2025, by and between DraftKings Inc. and Matthew Kalish (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2025).

10.5+
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

10.7+
DraftKings Inc. Employee Stock Purchase Plan, Amended and Restated February 11, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 23, 2025).

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2022).
10.9
First Amendment, dated as of March 4, 2025, to the Credit Agreement, dated as of November 7, 2024, among DraftKings Inc., DK Crown Holdings Inc., Golden Nugget Online Gaming, Inc., JackPocket LLC, the Lenders and Issuing Banks party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 4, 2025).

10.10
Stockholders Agreement, dated April 23, 2020, by and among DraftKings Inc., the DK Stockholder Group, the SBT Stockholder Group and the DEAC Stockholder Group (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2020).

10.11
Amendment to Stockholders Agreement, dated October 5, 2020, by and among DraftKings Inc., the DK Stockholder Group, the SBT Stockholder Group and the DEAC Stockholder Group (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 5, 2020).

10.12
Share Exchange Agreement, dated April 23, 2020, by and among DraftKings Inc., a Delaware corporation, Jason Robins and DEAC NV Merger Corp. (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2020).

10.13+
DraftKings Inc. 2017 Equity Incentive Plan, as amended from time to time (incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (No. 333-238051), filed with the SEC on May 6, 2020).

10.14+	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2020).
10.15+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2020).
10.16	Form of Base Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the SEC on March 18, 2021).
10.17	Form of Additional Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed with the SEC on March 18, 2021).
10.18+
Amended Executive Employment Agreement, dated August 5, 2021, between DraftKings Inc. and R. Stanton Dodge (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2021).

10.19
Support Agreement, by and among DraftKings Inc., Tilman J. Fertitta, Fertitta Entertainment, Inc., Landry’s Fertitta, LLC, Golden Landry’s LLC, Golden Fertitta, LLC and New Duke Holdco, Inc., dated as of August 8, 2021 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the SEC on August 10, 2021).

10.20+
Executive Employment Agreement, dated as of March 17, 2024, by and between DraftKings Inc. and Alan Ellingson (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 18, 2024).

14.1	Code of Business Ethics of the Company, dated April 23, 2020 (incorporated by reference to Exhibit 14.1 of the Company's Amended Annual Report on Form 10-K/A, filed with the SEC on May 3, 2021).
19.1	DraftKings Inc. Insider Trading Policy. (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K, filed with the SEC on February 14, 2025).
21.1*	List of Subsidiaries.
23.1*	Consent of BDO USA, P.C., independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Executive Compensation Clawback Policy, dated as of December 1, 2023 (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K, filed with the SEC on February 16, 2024).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104.1	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).

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

Date: February 13, 2026

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

Name	Position	Date

/s/ Jason D. Robins	Chief Executive Officer and Chairman	February 13, 2026
Jason D. Robins	(Principal Executive Officer)

/s/ Alan W. Ellingson	Chief Financial Officer	February 13, 2026
Alan W. Ellingson	(Principal Financial Officer)

/s/ Erik Bradbury	Chief Accounting Officer	February 13, 2026
Erik Bradbury	(Principal Accounting Officer)

/s/ Harry Evans Sloan	Vice Chairman	February 13, 2026
Harry Evans Sloan

/s/ Matthew Kalish	Director	February 13, 2026
Matthew Kalish

/s/ Woodrow H. Levin	Director	February 13, 2026
Woodrow H. Levin

/s/ Paul Liberman	Director	February 13, 2026
Paul Liberman

/s/ Jocelyn Moore	Director	February 13, 2026
Jocelyn Moore

/s/ Ryan R. Moore	Director	February 13, 2026
Ryan R. Moore

/s/ Valerie Mosley	Director	February 13, 2026
Valerie Mosley

/s/ Steven J. Murray	Director	February 13, 2026
Steven J. Murray

/s/ Marni M. Walden	Director	February 13, 2026
Marni M. Walden

/s/ Gregory W. Wendt	Director	February 13, 2026
Gregory W. Wendt