Form 10-Q
period 2026-03-31
DraftKings Inc.
filed 2026-05-08
CIK 1883685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 6, 2026, there were 496,128,817 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 393,013,951 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

DraftKings Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2026

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
DRAFTKINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	March 31, 2026
	(Unaudited)	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$999,404	$1,127,545
Restricted cash	8,746	7,601
Cash reserved for users	378,670	469,449
Accounts receivable	86,119	105,577
Prepaid expenses and other current assets	104,790	104,837
Total current assets	1,577,729	1,815,009
Property and equipment, net	53,164	51,081
Intangible assets, net	868,061	889,201
Goodwill	1,597,647	1,597,647
Operating lease right-of-use assets	78,428	49,810
Equity method investments	26,150	18,938
Deposits and other non-current assets	106,353	109,098
Total assets	$4,307,532	$4,530,784

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$703,994	$785,441
Liabilities to users	811,630	935,001
Operating lease liabilities, current portion	10,942	9,795
Other current liabilities	21,858	25,234
Total current liabilities	1,548,424	1,755,471
Convertible notes, net of issuance costs	1,259,755	1,259,096
Term B Loan, net of issuance costs	575,556	576,544
Operating lease liabilities	71,597	44,391
Long-term income tax liabilities	92,903	91,618
Other long-term liabilities	154,249	172,203
Total liabilities	$3,702,484	$3,899,323
Commitments and contingent liabilities (Notes 5 and 13)

Stockholders’ equity:
Class A common stock, $0.0001 par value; 900,000 shares authorized as of March 31, 2026 and December 31, 2025; 538,297 and 533,296 shares issued and 495,764 and 495,053 outstanding as of March 31, 2026 and December 31, 2025, respectively	$53	$52
Class B common stock, $0.0001 par value; 900,000 shares authorized as of March 31, 2026 and December 31, 2025; 393,014 shares issued and outstanding as of March 31, 2026 and December 31, 2025	39	39
Treasury stock, at cost; 42,533 and 38,243 shares as of March 31, 2026 and December 31, 2025, respectively	(1,515,376)	(1,392,433)
Additional paid-in capital	8,500,292	8,424,833
Accumulated deficit	(6,416,448)	(6,437,518)
Accumulated other comprehensive income	36,488	36,488
Total stockholders’ equity	$605,048	$631,461
Total liabilities and stockholders’ equity	$4,307,532	$4,530,784
See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenue	$1,646,076	$1,408,806
Cost of revenue	949,385	843,803
Sales and marketing	401,734	343,680
Product and technology	123,176	103,260
General and administrative	165,934	164,394
Income (loss) from operations	5,847	(46,331)
Other income (expense):
Interest income (expense), net	(5,739)	4,395
Gain (loss) on remeasurement of warrant liabilities	—	2,495
Other gain (loss), net	22,814	22
Income (loss) before income tax and equity method investments	22,922	(39,419)
Income tax provision (benefit)	6,369	(5,600)
(Gain) loss from equity method investments	(4,517)	45
Net income (loss) attributable to common stockholders	$21,070	$(33,864)

Earnings (loss) per share attributable to common stockholders:
Basic	$0.04	$(0.07)
Diluted	$0.03	$(0.07)
See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock Amount	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2025	495,053	$52	393,014	$39	$8,424,833	$(6,437,518)	$36,488	$(1,392,433)	$631,461
Exercise of stock options	1,773	—	—	—	3,315	—	—	—	3,315
Stock-based compensation	—	—	—	—	72,144	—	—	—	72,144
Purchase of treasury stock for RSU withholding	(1,002)	—	—	—	—	—	—	(24,303)	(24,303)
Restricted stock unit vesting	3,228	1	—	—	—	—	—	—	1
Purchase of treasury stock under Stock Repurchase Program	(3,288)	—	—	—	—	—	—	(98,640)	(98,640)
Net income (loss)	—	—	—	—	—	21,070	—	—	21,070
Balances at March 31, 2026	495,764	$53	393,014	$39	$8,500,292	$(6,416,448)	$36,488	$(1,515,376)	$605,048

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock Amount	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	489,071	$48	393,014	$39	$7,978,425	$(6,441,228)	$36,488	$(563,146)	$1,010,626
Exercise of stock options	1,268	—	—	—	3,396	—	—	—	3,396
Stock-based compensation	—	—	—	—	100,380	—	—	—	100,380
Exercise of warrants	182	—	—	—	8,973	—	—	—	8,973
Purchase of treasury stock for RSU withholding	(1,519)	—	—	—	—	—	—	(74,318)	(74,318)
Restricted stock unit vesting	11,001	—	—	—	—	—	—	—	—
Purchase of treasury stock under Stock Repurchase Program	(3,664)	—	—	—	—	—	—	(142,278)	(142,278)
Net income (loss)	—	—	—	—	—	(33,864)	—	—	(33,864)
Balances at March 31, 2025	496,339	$48	393,014	$39	$8,091,174	$(6,475,092)	$36,488	$(779,742)	$872,915
See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss) attributable to common stockholders	$21,070	$(33,864)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	71,661	70,116
Non-cash interest (income) expense, net	1,303	276
Stock-based compensation	65,215	78,846
(Gain) loss on remeasurement of warrant liabilities	—	(2,495)
(Gain) loss from equity method investment	(4,517)	45
Deferred income taxes	(215)	826
Other non-cash (gain) loss, net	(22,656)	2,499
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	19,458	(8,738)
Prepaid expenses and other current assets	46	(43,514)
Deposits and other non-current assets	1,143	363
Accounts payable and accrued expenses	(80,999)	(68,950)
Liabilities to users	(123,371)	(116,397)
Long-term income tax liability	1,285	(932)
Other long-term liabilities	2,140	2,903
Net cash flows provided by (used in) operating activities	$(48,437)	$(119,016)
Cash Flows from Investing Activities:
Purchases of property and equipment	$(7,085)	$(2,647)
Cash paid for internally developed software costs	(37,070)	(31,248)
Cash paid for gaming market access and licenses	(1,060)	(1,629)
Other investing activities	(2,995)	(3,495)
Net cash flows provided by (used in) investing activities	$(48,210)	$(39,019)
Cash Flows from Financing Activities:
Proceeds from Term B Loan, net	$—	$588,116
Repayment of Term B Loan principal	(1,500)	—
Purchase of treasury stock for RSU withholding	(24,303)	(74,318)
Purchase of treasury stock under Stock Repurchase Program	(98,640)	(142,278)
Proceeds from exercise of stock options	3,315	3,396
Other financing activities	—	(2,093)
Net cash flows provided by (used in) financing activities	$(121,128)	$372,823
Net increase (decrease) in cash and cash equivalents, restricted cash, and cash reserved for users	(217,775)	214,788
Cash and cash equivalents, restricted cash, and cash reserved for users at the beginning of period	1,604,595	1,330,193
Cash and cash equivalents, restricted cash, and cash reserved for users at the end of period	$1,386,820	$1,544,981

Disclosure of cash and cash equivalents, restricted cash, and cash reserved for users
Cash and cash equivalents	$999,404	$1,119,740
Restricted cash	8,746	16,752
Cash reserved for users	378,670	408,489
Cash and cash equivalents, restricted cash, and cash reserved for users at the end of period	$1,386,820	$1,544,981

Supplemental Disclosure of Noncash Investing and Financing Activities:
Decrease of warrant liabilities from cashless exercise of warrants	$—	$8,973
Stock-based compensation capitalized to internally developed software costs	7,087	6,184
Supplemental Disclosure of Cash Activities:
(Decrease) increase in cash reserved for users	$(90,779)	$(116,918)
Cash paid for interest	8,224	3,139
Cash paid for income taxes, net of refunds	412	1,850
See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data, unless otherwise noted)
1.Description of Business
We are a digital sports and gaming company. We provide users with online and retail sports betting (together, “Sportsbook”), online casino (“iGaming”), daily fantasy sports (“Fantasy”), digital lottery courier (“Lottery”), prediction markets (“Prediction Markets”) and other offerings.
As of March 31, 2026, 39 U.S. states, the District of Columbia and Puerto Rico have some form of authorized sports betting. Of those 41 jurisdictions, 33 have legalized online sports betting. All 33 jurisdictions are live, and DraftKings operates in 29 of them. As of March 31, 2026, the U.S. jurisdictions with statutes legalizing iGaming are Connecticut, Delaware, Michigan, New Jersey, Pennsylvania, Rhode Island and West Virginia.
As of March 31, 2026, we operate our Sportsbook offering in Arizona, Arkansas, Colorado, Connecticut, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Missouri, New Hampshire, New Jersey, New York, North Carolina, Ohio, Oregon, Pennsylvania, Tennessee, Vermont, Virginia, Washington, D.C., West Virginia, Wyoming, Puerto Rico and Ontario, Canada, and we operate retail sportsbooks in Arizona, Colorado, Connecticut, Illinois, Iowa, Kansas, Kentucky, Louisiana, Michigan, Mississippi, New Hampshire, New Jersey, Washington, Wisconsin and Puerto Rico. As of March 31, 2026, we offer our iGaming offering in Connecticut, Michigan, New Jersey, Pennsylvania, West Virginia and Ontario, Canada. We also have arrangements in place with land-based casinos to expand operations into additional states upon the passing of relevant legislation, the issuance of related regulations and the receipt of required licenses.
2.Summary of Significant Accounting Policies and Practices
Basis of Presentation and Principles of Consolidation
 These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“U.S. GAAP”) for interim reporting. As such, certain notes or other information that are normally required by U.S. GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes as of and for the fiscal year ended December 31, 2025, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on February 13, 2026 (the “2025 Annual Report”). These condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all normal and recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial statements for the periods presented. Results of operations reported for interim periods are not necessarily indicative of results for the entire year, due to seasonal fluctuations in the Company’s revenue as a result of the timing of various sports seasons, sporting events, and other factors.
All intercompany accounts and transactions are eliminated upon consolidation. Certain amounts, which are not material, in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s presentation.
Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement–Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disaggregated disclosure of income statement expenses. ASU 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for public business entities for annual periods beginning after December 15, 2026, with early adoption permitted. We are currently evaluating the impact of this standard on our disclosure of income statement expenses.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 changes the accounting for internal-use software under Accounting Standards Codification (“ASC”) 350-40. ASU 2025-06 clarifies when to begin capitalizing costs. ASU 2025-06 is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of this standard and do not expect this standard to have a material impact on our consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 clarifies the applicability of interim reporting guidance and reorganizes and clarifies interim disclosure requirements under ASC 270, including the addition of a disclosure principle requiring disclosure of material events occurring since the most recent annual reporting period. ASU 2025-11 is effective for interim reporting periods within annual periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of this standard and do not expect this standard to have a material impact on our consolidated financial statements.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements (“ASU 2025-12”). ASU 2025-12 makes targeted amendments to various topics within the Accounting Standards Codification intended to clarify existing guidance and correct minor inconsistencies. ASU 2025-12 is effective for interim and annual reporting periods beginning after December 15, 2026, with early adoption permitted. Certain amendments require retrospective application. We are currently evaluating the impact of this standard and do not expect this standard to have a material impact on our consolidated financial statements.
3.Business Combinations
2025 Business Combinations
Acquisition of Railbird Technologies Inc. (“Railbird”)
On October 21, 2025 (the “Railbird Acquisition Date”), the Company entered into a definitive agreement (the “Railbird Merger Agreement”) to acquire Railbird and its wholly owned subsidiary Railbird Exchange, LLC, a federally licensed exchange designated by the Commodity Futures Trading Commission (the “Railbird Transaction”). The acquisition provides a foundation for the Company’s entrance into Prediction Markets through regulated event contracts.
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
Operating results for Railbird on and after the Railbird Acquisition Date are included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2026. The amount of revenue and earnings attributable to the Railbird business from the Railbird Acquisition Date through March 31, 2026, which is included within revenue and loss attributable to common stockholders in the Company’s condensed consolidated statements of operations, is not material. Pro forma financial information for the acquisition has not been presented because the impact of this acquisition was immaterial to our consolidated financial statements.
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

(2)The Company recorded a fair value estimate of the contingent consideration, as disclosed in “Note 6 – Fair Value Measurements”. Contingent payments have a maximum value of up to $200 million, 47.5% of which will be contingent consideration and 52.5% of which will be recorded as compensation under ASC 805. The payments will be settled, at the Company’s option, in shares of the Company’s Class A common stock or in a combination of shares of the Company’s Class A common stock and cash; provided that, for each Railbird equityholder that is an accredited investor, shares of the Company’s Class A common stock will represent at least 70% of the contingent consideration such equityholder receives. The Company’s Class A common stock to be issued as contingent payment will be valued on the basis of a 30-day volume-weighted average price of the Company’s Class A common stock determined at or around the issuance thereof based on certain post-closing performance metrics.

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

Assets acquired:
Cash and cash equivalents	$181
Restricted cash	1,734
Intangible assets	58,090
Deposits and other non-current assets	6
Total identifiable assets acquired	60,011
Liabilities assumed:
Accounts payable and accrued expenses	52
Other long-term liabilities	15,365
Total liabilities assumed	15,417
Net assets acquired (a)	44,594
Purchase consideration (b)	$84,789
Goodwill (b) – (a)	$40,195
Goodwill represents the excess of the gross consideration transferred over the difference between the fair value of the underlying net assets acquired and the underlying liabilities assumed. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of benefits from securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a market participant, as well as acquiring a talented workforce and cost savings opportunities. Goodwill recognized is not deductible for tax purposes. Goodwill associated with the Railbird Transaction is assigned as of the Railbird Acquisition Date to the Company’s prediction markets reporting unit which was established in 2025 as a result of the launch of our new Prediction Markets offering.
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
Transaction Costs

For the year ended December 31, 2025, the Company incurred $5.5 million in advisory, legal, accounting and management fees in connection with the Railbird Transaction, which were included in general and administrative expenses on the Company’s consolidated statements of operations. We did not incur any such costs in the three months ended March 31, 2026 or March 31, 2025.
4.Intangible Assets
As of March 31, 2026, intangible assets, net consists of the following:

	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Developed technology	3.3 years	$586,410	$(358,707)	$227,703
Internally developed software	2.3 years	514,011	(274,326)	239,685
Gaming market access and licenses	6.5 years	288,585	(100,611)	187,974
Customer relationships	5.3 years	344,000	(154,285)	189,715
Trademarks, tradenames and other	4.9 years	43,420	(20,436)	22,984
Total		$1,776,426	$(908,365)	$868,061
As of December 31, 2025, intangible assets, net consists of the following:

	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Developed technology	3.4 years	$586,409	$(338,358)	$248,051
Internally developed software	2.3 years	475,814	(254,285)	221,529
Gaming market access and licenses	6.7 years	287,524	(91,575)	195,949
Customer relationships	5.5 years	344,000	(144,326)	199,674
Trademarks, tradenames and other	5.1 years	43,120	(19,122)	23,998
Total		$1,736,867	$(847,666)	$889,201

Amortization expense was $66.7 million and $65.7 million for the three months ended March 31, 2026 and 2025, respectively.
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
Revolving loans under the Revolving Credit Facility bear interest at the Company’s election at either (i) Term SOFR (as defined in the Credit Agreement), plus an applicable margin ranging from 1.75% to 2.25% depending on the Company’s Net First Lien Leverage Ratio (as defined in the Credit Agreement) or (ii) a base rate that is equal to the greatest of (a) the federal funds rate plus 0.50%, (b) the prime rate and (c) Term SOFR for a one month interest period plus 1.00%, in each case plus an additional applicable margin ranging from 0.75% to 1.25% depending on the Company’s Net First Lien Leverage Ratio. In addition, the Company is required to pay a commitment fee quarterly in arrear ranging from 0.25% to 0.375% per annum of the unused portion of the Revolving Credit Facility depending on the Company’s Net First Lien Leverage Ratio. As of March 31, 2026, the Credit Agreement provided a Revolving Credit Facility of up to $500.0 million, and there was no principal outstanding thereunder. As of March 31, 2026, $11.9 million in letters of credit were issued under the Revolving Credit Facility, with $488.1 million available for borrowing.

On March 4, 2025, the Company entered into a first amendment to the Credit Agreement, providing for a new class of incremental term loans under the Credit Agreement in an aggregate principal amount of $600.0 million (the “Term B Facility” and, such term loans, the “Term B Loan”). The Term B Facility matures on March 4, 2032, and all unpaid borrowings, together with accrued and unpaid interest thereon, are repayable on such date (unless extended in accordance with the terms of the Credit Agreement). In addition, 1.00% of the aggregate outstanding principal amount of the Term B Loan is payable per annum in quarterly installments. In connection with the borrowing of the Term B Loan, the Company incurred $11.9 million of lender fees and $3.1 million of debt financing costs, which are being amortized through the maturity date. The amortization of debt issuance costs was $0.5 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively, which is included in Interest income (expense), net on the Company’s condensed consolidated statements of operations.
The Term B Loan under the Term B Facility bears interest at the Company’s election at either (x) in the case of Term SOFR Loans, Term SOFR plus an applicable margin of 1.75% per annum, or (y) in the case of ABR Term Loans, ABR plus an applicable margin of 0.75% per annum (with each of the capitalized terms used in clauses (x) and (y) as defined in the Credit Agreement). As of March 31, 2026, the aggregate principal amount of Term B Loan outstanding was $594.0 million which bore interest at a weighted-average rate of 5.42% per annum. As of March 31, 2026, the fair value of the Term B Loan approximates the carrying value, which was calculated using quoted market prices for similar debt instruments and other observable market inputs, which is a Level 2 fair value measurement.
The performance of the Company’s obligations under the Credit Agreement is secured by a first-priority security interest on substantially all of its assets. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including dividend restrictions, a public corporate credit rating requirement for so long as any Term B Loan are outstanding, and, with respect to the Revolving Credit Facility only, a financial covenant that the Company is required to maintain a Net First Lien Leverage Ratio not to exceed 4.50:1.00, which is tested only if the aggregate amount of (i) revolving loans outstanding and (ii) letters of credit outstanding under the Revolving Credit Facility in excess of a specified threshold (unless cash collateralized) is in excess of 40% of the total commitments under the Revolving Credit Facility. As of March 31, 2026, the Company was not required to test the covenant as the aggregate amount of the revolving loans outstanding and the letters of credit outstanding did not exceed 40% of the total commitments under the Revolving Credit Facility.
Convertible Notes and Capped Call Transactions
In March 2021, DraftKings Holdings Inc. (formerly DraftKings Inc.), a Nevada corporation (“Old DraftKings”), issued zero-coupon convertible senior notes in an aggregate principal amount of $1,265.0 million, which includes proceeds from the full exercise of the over-allotment option (collectively, the “Convertible Notes”). The Convertible Notes will mature on March 15, 2028 (the “Notes Maturity Date”), subject to earlier conversion, redemption or repurchase. In connection with the issuance of the Convertible Notes, Old DraftKings incurred $17.0 million of lender fees and $1.7 million of debt financing costs, which are being amortized through the Notes Maturity Date. The amortization of debt issuance costs was $0.7 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively, which is included in Interest income (expense), net on the Company’s condensed consolidated statements of operations. The Convertible Notes represent senior unsecured obligations of Old DraftKings, which are being amortized through the Notes Maturity Date.
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
Prior to September 15, 2027, the Convertible Notes will be convertible by the holder only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the Notes Maturity Date. Old DraftKings will satisfy any conversion election by paying or delivering, as the case may be, cash, shares of DraftKings Inc.’s Class A common stock or a combination of cash and shares of DraftKings Inc.’s Class A common stock. As of March 31, 2026, no conditions were met to allow for the conversion of the Convertible Notes by any holder.
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
As of March 31, 2026, the Company’s convertible debt balance was $1,259.8 million, net of unamortized debt issuance costs of $5.2 million. Although recorded at amortized cost on the Company’s condensed consolidated balance sheets, the estimated fair value of the Convertible Notes was $1,140.1 million and $1,158.7 million as of March 31, 2026 and December 31, 2025, respectively, which was calculated using the estimated or actual bids and offers of the Convertible Notes in an over-the-counter market on the last business day of the period, which is a Level 1 fair value measurement.
As of March 31, 2026, the future principal payments for the Term B Loan and Convertible Notes were as follows:

Years Ending December 31,
April 1, 2026 to December 31, 2026	$4,444
2027	5,874
2028	1,270,815
2029	5,757
2030	5,700
Thereafter	566,432
Total	$1,859,022
Indirect Taxes
Taxation of e-commerce is becoming more prevalent and could negatively affect the Company’s business as it primarily pertains to Fantasy and its contestants. The ultimate impact of indirect taxes on the Company’s business is uncertain, as is the period required to resolve this uncertainty. The Company’s estimated contingent liability for indirect taxes represents the Company’s best estimate of tax liability in jurisdictions in which the Company believes taxation is probable. The Company frequently reevaluates its tax positions for appropriateness.
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
As of March 31, 2026 and December 31, 2025, the Company’s estimated contingent liability for indirect taxes was $92.1 million and $90.1 million, respectively. The estimated contingent liability for indirect taxes is recorded within other long-term liabilities on the condensed consolidated balance sheets and general and administrative expenses on the condensed consolidated statements of operations.
Warrant Liabilities
As part of the initial public offering of Diamond Eagle Acquisition Corp. (“DEAC”) on May 14, 2019 (the “IPO”), DEAC issued 13.3 million warrants each of which entitled the holder to purchase one share of DraftKings Inc.’s Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, DEAC completed the private sale of 6.3 million warrants to DEAC’s sponsor (the “Private Warrants”), each of which entitled the holder to purchase one share of DraftKings Inc.’s Class A common stock at an exercise price of $11.50 per share. As of March 31, 2026, there were no Public Warrants or Private Warrants outstanding. In connection with the acquisition of Golden Nugget Online Gaming, Inc. (the “GNOG Transaction”), on May 5, 2022 (the “GNOG Closing Date”), Old DraftKings entered into an assignment and assumption agreement (the “Old DraftKings Warrant Assignment Agreement”) with DraftKings Inc., Computershare Trust Company, N.A. and Computershare Inc. (together, “Computershare”), pursuant to which Old DraftKings assigned to DraftKings Inc. all of its rights, interests and obligations under the warrant agreement, dated as of May 10, 2019 (the “Old DraftKings Warrant Agreement”), by and between DEAC and Continental Stock Transfer & Trust Company, as warrant agent, as assumed by Old DraftKings and assigned to Computershare by that certain assignment and assumption agreement, dated as of April 23, 2020, governing Old DraftKings’ outstanding Private Warrants, on the terms and conditions set forth in the Old DraftKings Warrant Assignment Agreement. In connection with the consummation of the GNOG Transaction and pursuant to the Old DraftKings Warrant Assignment Agreement, each of the outstanding Private Warrants became exercisable for one share of DraftKings Inc. Class A common stock on the existing terms and conditions, except as otherwise described in the Old DraftKings Warrant Assignment Agreement.
In addition, on the GNOG Closing Date, in connection with the consummation of the GNOG Transaction, the Company assumed an additional 5.9 million warrants, each of which entitled the holder to purchase one share of GNOG’s Class A common stock at an exercise price of $11.50 per share (the “GNOG Private Warrants”). Effective as of the consummation of the GNOG Transaction, each of the outstanding GNOG Private Warrants became exercisable for 0.365 of a share of DraftKings Inc.’s Class A common stock, or approximately 2.1 million shares of DraftKings Inc.’s Class A common stock in the aggregate, on the existing terms and conditions of such GNOG Private Warrants, except as otherwise described in the assignment and assumption agreement relating to the GNOG Private Warrants entered into on the GNOG Closing Date. As of March 31, 2026, there were no GNOG Private Warrants outstanding.
The Company classifies the Public Warrants, the Private Warrants and the GNOG Private Warrants pursuant to ASC 815, Derivatives and Hedging, as derivative liabilities with subsequent changes in their respective fair values recognized in the Company’s consolidated statement of operations at each reporting date. As of March 31, 2026 and 2025, the fair value of the Company’s warrant liability was zero and $10.6 million, respectively. Due to fair value changes throughout the three months ended March 31, 2025, the Company recorded a gain on the remeasurement of its warrant liabilities of $2.5 million.
The Private Warrants expired on April 23, 2025, and all remaining GNOG Private Warrants were exercised during 2025. During the three months ended March 31, 2025, 0.2 million Private Warrants were exercised resulting in a reclassification to additional paid-in-capital in the amount of $9.0 million, and no GNOG Private Warrants were exercised.
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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value as of March 31, 2026 and December 31, 2025 based on the three-tier fair value hierarchy:

	March 31, 2026
	Level 1	Level 2		Level 3		Total
Assets
Cash equivalents:
Money market funds	$185,852	$—		$—		$185,852
Other non-current assets:
Derivative instruments	$—	$—		$7,059	(2)	$7,059
Equity securities	—	9,127	(1)	—		9,127
Total	$185,852	$9,127		$7,059		$202,038

Liabilities
Other current liabilities	$—	$—		$10,875	(3)	$10,875
Other long-term liabilities	—	—		39,901	(3)	39,901
Total	$—	$—		$50,777		$50,777

	December 31, 2025
	Level 1	Level 2		Level 3		Total
Assets
Cash equivalents:
Money market funds	$184,212	$—		$—		$184,212
Other non-current assets:
Derivative instruments	$—	$—		$7,059	(2)	$7,059
Equity securities	—	9,127	(1)	—		9,127
Total	$184,212	$9,127		$7,059		$200,398

Liabilities
Other current liabilities	$—	$—		$14,900	(3)	$14,900
Other long-term liabilities	—	—		59,534	(3)	59,534
Total	$—	$—		$74,434		$74,434

(1)Represents the Company’s non-marketable equity securities, which are classified as Level 2 because the Company measures these assets to fair value using observable inputs for similar investments of the same issuer. The Company has elected the remeasurement alternative for these assets.
(2)Represents the Company’s derivative instruments held in other public and privately held entities. The Company measures these derivative instruments to fair value using option pricing models and, accordingly, classifies these assets as Level 3. There were no new Level 3 derivative instruments sold, purchased by or issued to the Company during the three months ended March 31, 2026. The table below includes a range and an average weighted by relative fair value of the significant unobservable inputs used to measure these Level 3 derivative instruments to fair value. The key inputs to the valuations are underlying stock price, volatility and risk free rate. A change in these significant unobservable inputs might result in a significantly higher or lower fair value measurement at the reporting date. Changes to fair value of these instruments are recorded in Other gain (loss), net on the condensed consolidated statements of operations.
(3)Represents the contingent consideration issuable to former Sports IQ Analytics Inc. (“SIQ”), Dijon Systems Limited (“Dijon”), Simplebet, Inc. (“Simplebet”) and Railbird equityholders in connection with the acquisition of SIQ, acquisition of Dijon, acquisition of Simplebet and the Railbird Transaction, respectively, upon the achievement of certain performance targets. The fair value of contingent consideration was generally calculated using customary valuation models based on probability-weighted outcomes of meeting certain future performance targets and forecasted results. The Company classified the contingent consideration liabilities as a Level 3 fair value measurement due to the lack of observable inputs used in the model. The key inputs to the valuations are the projections of future financial results in relation to the business, revenue risk premium, revenue volatility, and operational leverage ratio as well as management judgment regarding the probability of achieving a future performance target. The table below includes a range and an average weighted by relative fair value of the significant unobservable inputs used to measure contingent consideration at fair value. A change in these significant unobservable inputs might result in a significantly higher or lower fair value measurement at the reporting date.

Changes to fair value of these instruments are recorded in Other gain (loss), net on the condensed consolidated statements of operations.

	March 31, 2026	December 31, 2025
Significant Unobservable Inputs of Level 3 Investments	Range (Weighted Average)	Range (Weighted Average)
Revenue volatility	10.6% - 18.9% (16.9%)	10.6% - 17.3% (15.3%)
Equity volatility	45.0% - 54.5% (52.1%)	45.0% - 54.2% (51.0%)
Operational leverage ratio	60.0% - 75.0% (67.3%)	61.0% - 75.0% (65.4%)

The following table provides a roll forward of the recurring Level 3 fair value liability measurements:

	2026	2025
Opening Balance	$74,434	$77,965
Fair value adjustment to contingent consideration liabilities	(23,657)	—
Payment of contingent consideration liabilities	—	(3,300)
Balance at March 31	$50,777	$74,665

7.Revenue Recognition
Deferred Revenue

The Company includes deferred revenue within accounts payable and accrued expenses and liabilities to users in the condensed consolidated balance sheets. The deferred revenue balances were as follows:

	Three Months Ended March 31,
	2026	2025
Deferred revenue, beginning of the period	$174,750	$166,463
Deferred revenue, end of the period	$131,726	$133,700
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$163,837	$140,232

Deferred revenue primarily represents contract liabilities related to the Company’s obligation to transfer future value in relation to in period transactions in which the Company has received consideration. These obligations are primarily related to incentive programs and wagered amounts associated with unsettled or pending outcomes that fluctuate based on the volume of activity. Such obligations are recognized as liabilities when awarded to users and are recognized as revenue when those liabilities are later resolved, often within the following period.
Revenue Disaggregation

We disaggregate revenue from contracts with customers by Sportsbook, iGaming and Other as we believe it best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
Disaggregation of revenue for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
	2026	2025
Sportsbook	$1,094,874	$881,957
iGaming	461,300	423,471
Other	89,902	103,378
Total Revenue	$1,646,076	$1,408,806

Sportsbook revenue includes online sportsbook and retail sportsbook revenue. Other revenue primarily includes Fantasy, Lottery, Prediction Markets and interest income on customer deposits. The opening and closing balances of the Company’s accounts receivable from contracts with customers were $105.6 million and $86.1 million for the three months ended March 31, 2026, respectively, and $57.8 million and $66.6 million for the three months ended March 31, 2025, respectively.

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
The following table shows restricted stock unit (“RSU”) and stock option activity for the three months ended March 31, 2026:

	Options	RSUs			Total	Weighted Average Exercise Price of Options	Weighted Average FMV of RSUs
		Time Based	PSP	LTIP
Outstanding at December 31, 2025	18,006	13,584	7,866	409	39,865	$10.03	$31.16
Granted	—	11,789	6,096	—	17,885	—	23.31
Exercised options / vested RSUs	(1,773)	(2,440)	(584)	(204)	(5,001)	1.87	29.86
Change in awards due to performance multiplier	—	—	(76)	—	(76)	—	16.12
Forfeited	(5)	(506)	(20)	(16)	(547)	14.83	32.45
Outstanding at March 31, 2026	16,228	22,427	13,282	189	52,126	$10.92	$27.34

As of March 31, 2026, total unrecognized stock-based compensation expense of $744.2 million related to granted, and unvested stock-based compensation arrangements is expected to be recognized over a weighted-average period of 3.0 years. The following table shows stock-based compensation expense for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Options	RSUs	Total	Options	RSUs	Total
Time-based (1)	$2,823	$54,828	$57,651	$1,936	$42,692	$44,628
PSP (2)	—	7,450	7,450	—	33,170	33,170
LTIP (2)	—	114	114	—	1,048	1,048
Total	$2,823	$62,392	$65,215	$1,936	$76,910	$78,846

(1) Time-based awards vest and are expensed over a defined service period.
(2) PSP and LTIP awards vest based on defined performance criteria and are expensed based on the probability of achieving such criteria.

9.Income Taxes
The Company’s income tax provision (benefit) for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
	2026	2025
Income tax provision (benefit)	$6,369	$(5,600)

The effective tax rates for the three months ended March 31, 2026 and 2025 were 27.8% and 14.2%, respectively. The difference between the Company’s effective tax rates for the three month periods in 2026 and 2025 and the U.S. statutory tax rate of 21% was primarily due to a valuation allowance related to the Company’s deferred tax assets, offset partially by current state tax and current foreign tax. The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized.

10.Segment Information
The Company has one consolidated reportable segment. This segment provides users with Sportsbook, iGaming, Fantasy, Lottery, Prediction Markets, and other online offerings as well as the design, development and licensing of sports betting and casino gaming software for its Sportsbook and iGaming offerings. The Company drives revenue primarily in North America and manages the business activities on a consolidated basis.
The determination of reportable operating segments is based on the Chief Operating Decision Maker’s (“CODM”) use of financial information provided for the purposes of assessing performance and making operating decisions. The Company’s CODM is its Co-founder and Chief Executive Officer. The CODM uses net income (loss) to allocate resources and assess the performance of the Company by comparing actual results to historical results and previously forecasted financial information and the allocation of budget among cost of revenues, sales and marketing, product and technology, and general and administrative expenses. The measure of segment assets is reported on the condensed consolidated balance sheets as Total assets.
The accounting policies of the Company’s consolidated segment are the same as those described in “Note 2 – Summary of Significant Accounting Policies and Practices.” Any intercompany revenues or expenses are eliminated in consolidation.
The following table presents revenue, significant expenses, and net income (loss) for our consolidated segment:

	Three Months Ended March 31,
	2026	2025
Total revenue	$1,646,076	$1,408,806
Less:
Cost of revenue: Gaming taxes	569,531	483,403
Cost of revenue: Other (1)	313,196	294,609
Adjusted sales and marketing expenses (2)	391,482	333,198
Adjusted product and technology expenses (2)	97,617	87,453
Adjusted general and administrative expenses (2)	106,398	107,513
Depreciation and amortization	71,661	70,116
Interest (income) expense, net	5,739	(4,395)
Stock-based compensation	65,215	78,846
Income tax provision (benefit)	6,369	(5,600)
Other segment items (3)	(2,202)	(2,473)
Consolidated net income (loss)	$21,070	$(33,864)

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
(3)Other segment items include: (i) transaction-related costs; (ii) certain external legal costs related to litigation and litigation settlement costs deemed unrelated to our ordinary-course business operations; (iii) certain costs relating to advocacy efforts and other legal expenses in jurisdictions where we do not operate certain offerings and are actively seeking licensure, or similar approval, for those offerings, excluding costs relating to advocacy efforts and other legal expenses in jurisdictions where we do not operate that are incurred in the ordinary course of business and costs relating to advocacy efforts and other legal expenses incurred in jurisdictions where related legislation has been passed and we currently operate; (iv) (gain) loss on remeasurement of warrant liabilities; (v) (gain) loss from equity method investments and (vi) other items not associated with our primary offerings, such as gains or losses on contingent consideration, gains or losses on business disposals and termination-related expenses.

11.Earnings (Loss) Per Share
The computation of earnings (loss) per share and weighted-average shares of the Company’s Class A common stock outstanding for the periods presented are as follows:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income (loss) attributable to common stockholders – basic	$21,070	$(33,864)
Loss (gain) on remeasurement of contingent consideration	(5,329)	—
Net income (loss) attributable to common stockholders – diluted	$15,741	$(33,864)
Denominator:
Weighted-average Class A common stock shares outstanding – basic	494,351	493,323
Weighted-average diluted impact of contingent consideration (1)	415	—
Weighted-average diluted impact of options and RSUs (1)	15,864	—
Weighted-average Class A common stock outstanding – diluted	510,630	493,323

Basic earnings (loss) per share attributable to common stockholders:	$0.04	$(0.07)
Diluted earnings (loss) per share attributable to common stockholders:	$0.03	$(0.07)
(1) Calculated using treasury stock method

There were no preferred or other dividends declared for the three months ended March 31, 2026. The below table includes the total securities potentially dilutive for the three months ended March 31, 2026 and 2025, which have been excluded from the computation of diluted earnings (loss) per share.

	March 31,
	2026	2025
Class A common stock resulting from exercise of all warrants	—	1,196
Stock Options and RSUs	9,578	51,200
Convertible notes	13,337	13,337
Total	22,915	65,733

The Company has contingent consideration arrangements related to business combinations as disclosed in “Note 3 – Business Combinations.” Certain potential shares associated with these arrangements have been excluded from the computations and tables above as they are contingently issuable, and the contingency to which the issuance relates was not met at the end of the reporting period.

12.Related-Party Transactions
Equity Method Investments
The Company has committed to invest up to $17.5 million in DBDK Venture Fund I, LP, in which the Company holds a 28.6% ownership interest, and $21.0 million in DBDK Fund II, LP, in which the Company holds a 35.0% ownership interest. Both funds are Delaware limited partnerships and are both managed by Drive by DraftKings, LLC (“DBDK”). As of March 31, 2026, the Company had invested a total of $13.5 million and $2.0 million of the total commitment in DBDK Venture Fund I, LP and DBDK Fund II, LP, respectively. The Company also provides office space and general operational support to DBDK, which is partially owned by DKFS, LLC, an equity-method affiliate in which the Company has a 49.9% membership interest, in exchange for services-in-kind. The operational support is primarily general and administrative services.
Aircraft
On each of March 30, 2026 and 2025, the Company renewed a one-year lease of an aircraft from an entity controlled by Mr. Robins, pursuant to which Mr. Robins’ entity leased the aircraft to the Company for $0.6 million for a one-year period (the “Aircraft Leases”). The Company covered all operating, maintenance and other expenses associated with the aircraft. The audit and compensation committees of the Company’s Board of Directors approved this arrangement, as well as the Aircraft Leases, based on, among other things, the requirements of the overall security program that Mr. Robins and his family fly private and the committees’ assessment that such an arrangement is more efficient and flexible and better ensures safety, confidentiality and privacy. During the three months ended March 31, 2026 and 2025, the Company incurred $0.1 million of expense under the Aircraft Leases in each period.
13.Commitments and Contingencies
Contractual Obligations and Contingencies
The Company is a party to several non-cancelable contracts with vendors where the Company is obligated to make future minimum payments under the terms of these contracts as follows:

Years Ending December 31,
From April 1, 2026 to December 31, 2026	$423,777
2027	585,762
2028	495,820
2029	421,211
2030	171,855
Thereafter	40,908
Total	$2,139,333

Surety Bonds

As of March 31, 2026, the Company has been issued $500.0 million in surety bonds at a combined annual premium cost of 0.5%, which are held for certain regulators’ use and benefit in order for the Company to satisfy state license requirements. There have been no claims against such bonds, and the likelihood of future claims is remote.
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
The Company repurchased 3.3 million shares and 3.7 million shares for $98.6 million and $142.3 million during the three months ended March 31, 2026 and 2025, respectively, under the Stock Repurchase Program.
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
Winview I

On July 7, 2021, Winview Inc., a Delaware corporation (“Winview”) filed suit against the Company in the United States District Court for the District of New Jersey. In the complaint, Winview alleges that the Company infringes two patents: U.S. Patent No. 9,878,243 (“the ’243 Patent”), entitled “Methodology for Equalizing Systemic Latencies in Television Reception in Connection with Games of Skill Played in Connection with Live Television Programming”, and U.S. Patent No. 10,721,543 (“the ’543 Patent”), entitled “Method of and System for Managing Client Resources and Assets for Activities on Computing Devices”. The allegations based on the ’243 Patent are directed to Sportsbook, and the allegations based on the ’543 Patent are directed to both Sportsbook and Fantasy.
On July 28, 2021, Winview filed an amended complaint, in which it alleges that the Company infringes two additional patents: U.S. Patent No. 9,993,730 (“the ’730 Patent”), entitled “Methodology for Equalizing Systemic Latencies in Television Reception in Connection with Games of Skill Played in Connection with Live Television Programming”, and U.S. Patent No. 10,806,988 (“the ’988 Patent”), entitled “Method Of and System For Conducting Multiple Contests of Skill with a Single Performance”. The allegations based on the ’730 Patent are directed at Sportsbook, and the allegations based on the ’988 Patent are directed at Fantasy.
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
On August 3, 2022, we filed a petition for inter partes review with the Patent Trial and Appeal Board (“PTAB”) challenging the validity of the ’243 Patent. On July 25, 2022, FanDuel filed petitions for inter partes review (“IPRs”) with the PTAB challenging the validity of the ’543 and ’730 Patents. On September 20, 2022, the court entered an order staying the pending motion to dismiss and staying all discovery pending final resolution of the petition for inter partes review through a final written decision. On February 15, 2023, the District Court administratively terminated the lawsuit pending the PTAB’s final written decision. On January 29, 2024, the PTAB issued final written decisions in the IPRs, finding unpatentable all challenged claims of the ’243, ’543, and ’730 Patents. On February 16, 2024, the parties jointly requested that the case remain administratively terminated. On February 20, 2024, the court granted the request.
On March 29, 2024, Winview filed a notice of appeal in the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”), challenging the PTAB’s final written decisions in the IPRs. On April 11, 2024, the parties jointly requested that the district court litigation remain administratively terminated until at least the Federal Circuit issues its mandate regarding Winview’s appeals. On April 15, 2024, the district court ordered the case to remain administratively terminated. On June 26, 2024, Winview and DraftKings filed a joint stipulation of voluntary dismissal of Winview’s appeal. On June 28, 2024, the Federal Circuit ordered Winview’s appeal dismissed.
On December 17, 2024, the court dismissed all of Winview’s claims with respect to U.S. Patent Nos. 9,878,243 and 9,930,730. On January 6, 2025, defendants filed a motion to dismiss Winview’s direct infringement claims for U.S. Patent No. 10,721,543 as well as Winview’s claim for willful, induced, and contributory infringement for the two remaining patents-in-suit. On July 11, 2025, the court granted the Company’s motion to dismiss without prejudice. On August 11, 2025, Winview filed an amended complaint alleging infringement of different claims of the ’543 and ’988 Patents, and alleging infringement by DK Sportsbook, Fantasy, DK Casino, Pick6, and DK Horse. On September 26, 2025, DraftKings filed a motion to dismiss Winview’s direct infringement claims for the ’543 Patent and Winview’s claim for willful, induced, and contributory infringement for the two remaining patents-in-suit.
On January 16, 2026, DraftKings filed petitions for IPRs under 35 U.S.C. § 312 and 37 C.F.R. § 42.104 for U.S. Patent No. 11,451,883 and U.S. Patent No. 11,338,189, which relate to the ’543 Patent and ’988 Patent, respectively. On March 17, 2026, the court granted-in-part and denied-in-part our motion to dismiss. The court denied our motion to dismiss the direct infringement claims of the ’543 Patent but granted with prejudice the motion to dismiss the willful infringement and indirect infringement claims as to the ’543 Patent and ’988 Patent. The infringement claims of the ’543 Patent and ’988 Patent will therefore proceed. On March 31, 2026, DraftKings filed its counterclaims, answer, and affirmative defenses to Winview’s Third Amended Complaint. On April 14, 2026, Winview filed its answer to DraftKings’ counterclaims.
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
AG 18, LLC d/b/a Arrow Gaming

On August 19, 2021, AG 18, LLC d/b/a Arrow Gaming (“Arrow Gaming”) filed a complaint against the Company in the United States District Court for the District of New Jersey alleging that the Company’s Fantasy and iGaming offerings infringe four patents. On October 12, 2021, Arrow Gaming filed an amended complaint to add one additional patent. The following U.S. Patents were asserted against one or both of the Company’s Fantasy and iGaming offerings in the amended complaint: (1) U.S. Patent No. 9,613,498 (“the ’498 Patent”), entitled “Systems and Methods For Peer-to-Peer Gaming”; (2) U.S. Patent No. 9,978,205 (“the ’205 Patent”), entitled “Location Based Restrictions on Networked Gaming”; (3) U.S. Patent No. 10,497,220, entitled “Location Based Restrictions on Networked Gaming”; (4) U.S. Patent No. 10,614,657 (“the ’657 Patent”), entitled “Location Based Restrictions on Networked Gaming”; and (5) U.S. Patent No. 11,024,131, entitled “Location Based Restrictions on Networked Gaming” (collectively, the “Arrow Gaming Patents”).
On November 10, 2021, we answered the complaint and filed counterclaims (the “Counterclaims”). In the Counterclaims we sought, among other things, a declaratory judgment that the Arrow Gaming Patents are invalid. On December 1, 2021, Arrow Gaming answered our Counterclaims. On December 20, 2021, Arrow Gaming filed a second amended complaint adding new allegations with respect to alleged willful infringement. On January 21, 2022, the Company filed a motion to dismiss plaintiff’s second amended complaint.
Between August 22, 2022 and August 30, 2022, the Company filed petitions for IPRs with the PTAB challenging the validity of each of the Arrow Gaming Patents. On March 14, 2023, the PTAB granted institution of all IPRs. On March 12 and 13, 2024, the PTAB issued final written decisions in all pending IPRs finding all claims that were asserted in the litigation unpatentable. Only two claims were not found unpatentable: claim 18 of the ’205 Patent and claim 11 of the ’657 Patent. Neither of these claims were asserted in the litigation brought by Arrow Gaming.
On May 14, 2024, Arrow Gaming filed a Notice of Appeal of the IPR directed to the ’498 Patent. On July 10, 2024, DraftKings filed a Notice of Appeal of the IPR directed to the ’205 Patent challenging the PTAB’s final written decision as to claim 18 of the ’205 Patent. On April 15, 2026, the Federal Circuit issued a summary affirmance upholding the PTAB’s final written decision invalidating the asserted claims of the ’498 Patent. On May 6, 2026, the Federal Circuit issued an affirmance in the DraftKings appeal of the IPR directed to the ’205 Patent, upholding the PTAB’s final written decision holding that claim 18 of the ‘205 Patent had not been proven to be unpatentable. On April 28, 2026, Arrow Gaming filed a motion for voluntary dismissal of the lawsuit with prejudice.
Diogenes Ltd. & Colossus (IOM) Ltd.

On December 1, 2021, Diogenes Ltd. & Colossus (IOM) Ltd. (“Colossus”), filed a complaint against the Company in the United States District Court for the District of Delaware alleging that the Company’s Sportsbook offering infringes seven of its patents. The following U.S. Patents, each entitled “Wagering apparatus, methods and systems”, are asserted against the Company’s Sportsbook offering in the complaint: U.S. Patent No. 8,721,439 (“the ’439 patent”); U.S. Patent No. 9,117,341 (“the ’341 patent”); U.S. Patent No. 9,275,516 (“the ’516 patent”); U.S. Patent No. 9,424,716 (“the ’716 patent”); U.S. Patent No. 9,704,338 (“the ’338 patent”); U.S. Patent No. 10,970,969 (“the ’969 patent”); and U.S. Patent No. 10,997,822 (“the ’822 patent”).
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
Between November 29, 2022, and February 7, 2023, the Company filed petitions for inter partes review with the PTAB challenging the validity of the Colossus Patents. The PTAB granted institution of IPRs for each of the ’341 patent, ’969 patent, and the ’822 patent. The PTAB denied institution of IPR for each of the ’516 patent, ’716 patent, ’338 patent and the ’779 patent. On September 11, 2023, the Company filed a request for Director Review of the PTAB’s decision not to institute review in the IPR for the ’779 patent. On November 7, 2023, the Director of the U.S. Patent and Trademark Office delegated Director Review of the PTAB’s institution decision in the IPR for the ’779 Patent to the Delegated Review Panel (“DRP”) to determine whether to grant rehearing. On February 21, 2024, the DRP issued a decision vacating the PTAB’s denial of institution of the IPR directed to the ’779 Patent and instructing the PTAB to reconsider institution. On May 15, 2024, the PTAB instituted the IPR directed to the ’779 Patent. On May 9, 2025, the PTAB issued a final written decision finding all claims of the ’779 Patent that were asserted in the litigation unpatentable. On July 7, 2025, Colossus filed a Notice of Appeal in the Federal Circuit, challenging the PTAB’s final written decision in the IPR directed to the ’779 Patent. On October 17, 2025, Colossus filed its opening brief in the appeal, on January 26, 2026, the Company filed its responsive brief in the appeal, and on April 28, 2026, Colossus filed its reply brief.
On March 15, 2024, the parties entered into a partial settlement agreement, in which the parties agreed to, among other things: (1) dismissal with prejudice of the claims relating to the ’439 patent; ’341 patent; ’516 patent; ’716 patent; ’338 patent; ’969 patent; and the ’822 patent; and (2) DraftKings’ withdrawal of its IPRs with respect to the ’341 Patent, the ’969 Patent, and the ’822 Patent. The dismissal and withdrawal both occurred on March 18, 2024. Only the ’779 Patent remains pending in the district court litigation. The parties have stipulated to a stay of the district court litigation pending resolution of the IPR directed to the ’779 Patent.

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
On February 21, 2025, the defendants moved to dismiss the amended complaint. On September 12, 2025, the court entered an order granting in part and denying in part the defendants’ motion to dismiss on the merits pursuant to Rule 12(b)(5). The court dismissed without prejudice the plaintiffs’ first, second, and fifth causes of action—asserting breach of fiduciary duty, corporate waste, and insider trading—under Rule 12(b)(5). The court denied without prejudice the defendants’ motion under Rule 12(b)(5) as to the plaintiffs’ third and fourth causes of action—alleging the sale of unregistered securities and transacting business as an unlicensed broker-dealer. The court deferred consideration of the defendants’ separate motion to dismiss for failure to plead demand futility under Rule 23.1, and granted the plaintiffs leave to file an amended complaint within thirty days of entry of the order. After plaintiffs declined to replead the previously dismissed claims, on November 17, 2025, the defendants renewed their motion to dismiss for failure to plead demand futility under Rule 23.1. On February 3, 2026, the court issued an oral ruling, which was confirmed by a subsequent written order entered on March 3, 2026, dismissing the remaining claims with prejudice. The plaintiffs did not file a notice of appeal by the April 6, 2026, deadline.
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

On March 26, 2024, the case was transferred to the Business Litigation Session of the Massachusetts Superior Court. On January 29, 2024, DraftKings filed a motion to dismiss all of plaintiffs’ claims. On August 19, 2024, the court denied the motion to dismiss. On October 10, 2025, DraftKings served its motion for summary judgment. On February 18, 2026, the Court issued an order denying DraftKings’ motion for summary judgment on the Chapter 93A claim (Count I) but granted the motion on the Chapter 266 claim (Count II). On March 10, 2026, plaintiffs filed a motion for reconsideration of the Order with respect to Count II, which the court denied on April 9, 2026.
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
On November 20, 2024, plaintiff filed a motion for class certification, and on June 11, 2025, plaintiff filed an amended motion for class certification. On December 9, 2025, the court granted the class certification motion. On January 20, 2026, the court entered an order directing the parties to provide class notice within thirty days of the order. The parties provided class notice.
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
On March 27, 2025, DraftKings filed a motion to dismiss the complaint. In response to the motion to dismiss, on April 17, 2025, plaintiff Matthew Youngs and a second plaintiff (Jason Lombardozzi), individually and on behalf of all others similarly situated, filed a first amended purported class action complaint against DraftKings Inc. and Crown NJ Gaming Inc. dba DraftKings. In the amended complaint, the plaintiffs removed DGMB Casino and Resorts Atlantic as defendants and removed claims of negligence. In the amended complaint, the plaintiffs added new CFA claims alleging that (i) the casino deposit match was unconscionable because it inculcated gaming addiction and (ii) the Company engaged in unconscionable conduct by targeting customers with casino deposit match promotions after such customers had become addicted to gaming. The court terminated the defendants’ motion to dismiss as moot due to the plaintiffs filing an amended complaint. On May 22, 2025, DraftKings filed a motion to dismiss the amended complaint. On July 23, 2025, the court granted the motion to dismiss with prejudice regarding the unjust enrichment claim and dismissing without prejudice all other claims. On August 13, 2025, plaintiffs filed a second amended complaint: dismissing Lombardozzi as a plaintiff and added a new plaintiff (Charles Thompson); dismissing their CFA claims alleging that the casino deposit match promotions allegedly inculcated gaming or were otherwise unconscionable; and adding two new intentional misrepresentation claims related to the “risk free” and “no sweat promotions,” and new customer sportsbook deposit match promotion. Plaintiffs seek to certify nationwide classes of persons who opted into each of the promotions at issue, as well as a New Jersey subclass.
On September 10, 2025, DraftKings filed a motion to dismiss the second amended complaint. On November 19, 2025, the Court granted the motion in part and denied it in part, allowing plaintiffs’ CFA and common law fraud claims as to the “risk free” promotion to proceed, as well as an equitable fraud claim concerning the casino deposit match promotion. DraftKings filed its answer to the second amended complaint on December 17, 2025.
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
On February 7, 2025, DraftKings removed the complaint to the United States District Court, Northern District of Illinois, Eastern Division. On April 4, 2025, DraftKings filed a motion to dismiss. In response, on May 9, 2025, plaintiffs filed their first amended complaint (the “First Amended Complaint”). On June 12, 2025, DraftKings filed a motion to dismiss the First

Amended Complaint. Plaintiffs filed their Opposition to the Motion to Dismiss on July 9, 2025, and DraftKings filed its reply on July 28, 2025.
On August 8, 2025, the court ordered the parties to provide a supplemental brief setting forth the basis for the court’s subject matter jurisdiction under the Class Action Fairness Act in light of the mandatory “local controversy exception” contained in 28 U.S.C. §1332(d)(4)(A). On November 20, 2025, the District Court ruled that it had jurisdiction under the Class Action Fairness Act. On November 25, 2025, the District Court denied DraftKings’ motion to dismiss the First Amended Complaint. On December 23, 2025, DraftKings filed a motion to certify an interlocutory appeal pursuant to 28 U.S.C. § 1292(b) on the issue of whether a mobile app, or its specific features (e.g., the app interface), can be a “product” for purposes of Illinois product liability law. On February 26, 2026, the District Court denied DraftKings’ motion to certify. On March 26, 2026, DraftKings filed a motion for reconsideration of the Court’s order denying certification, and on April 1, 2026, the District Court denied DraftKings’ motion for reconsideration.
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
Clara De Leon and Eric Mirsberger Jr.

On January 22, 2025, plaintiffs Clara De Leon and Eric Mirsberger Jr., individually and on behalf of all others similarly situated, filed a purported class action complaint (the “Original Complaint”) against DraftKings Inc. and Crown NY Gaming Inc. in the United States District Court for the Southern District of New York. Among other things, plaintiffs allege that the Company’s “risk-free” and “no sweat” promotions, and the promotion that offered new customers an opportunity to earn up to 1,000 site credits as a deposit match, were unfair and misleading. Plaintiffs also allege that DraftKings targets players with gaming addiction issues, including by pairing players who bet large amounts of money with VIP hosts who, plaintiffs allege, are trained to encourage customers to place frequent and large bets. Plaintiffs bring claims for violation of the New York General Business Law sections 349 and 350, negligence, intentional misrepresentation, fraudulent inducement, unjust enrichment, and declaratory relief. Plaintiffs seek, among other things, unspecified compensatory damages, punitive damages, attorney fees and costs. Plaintiffs seek a nationwide class of (i) anyone who allegedly opted into the “risk free” or “no sweat” promotion and lost a bet (with a New York subclass); (ii) anyone who allegedly opened an account and deposited money in response to the new customer 1,000 site credit promotion (with a New York subclass); and (iii) anyone who was allegedly enticed by DraftKings’ VIP hosts to bet beyond their means (with a New York subclass). Plaintiffs also seek a declaration that DraftKings has breached agreements with Apple and Google relating to their respective app stores.
On April 8, 2025, DraftKings filed a motion to dismiss. On April 9, 2025, the court ordered plaintiffs to file an amended complaint, if any, and on May 16, 2025, plaintiffs filed an amended putative class action complaint on behalf of Clara De Leon, Eric Mirsberger Jr., Joseph Mitchell, and Edward Mendez (the “First Amended Complaint”). In addition to the claims and theories set forth in the Original Complaint, the First Amended Complaint asserts additional causes of action, including alleged breaches of fiduciary duty and product liability claims based on theories of design defect and failure to warn. On June 20, 2025, DraftKings filed a motion to dismiss. The District Court granted the motion to dismiss on December 11, 2025, and entered judgment on February 2, 2026.
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
Winview II

On February 10, 2025, Winview IP Holdings, LLC (“Winview IP”) filed suit against DraftKings Inc., a Nevada corporation, DK Crown Holdings Inc., Crown Gaming Inc., SBTech US Inc., and SBTech (Global) Ltd. in the United States District Court for the District of New Jersey. In the complaint, Winview IP alleges that the defendants infringe nine patents: U.S. Patent No. 11,185,770 (“the ’770 Patent”), entitled “Methodology for equalizing systemic latencies in television reception in connection with games of skill played in connection with live television programming,” U.S. Patent No. 11,235,237 (“the ’237 Patent”), entitled “Methodology for equalizing systemic latencies in television reception in connection with games of skill played in connection with live television programming,” U.S. Patent No. 11,338,189 (“the ’189 Patent”), entitled “Method of and system for conducting multiple contests of skill with a single performance,” U.S. Patent No. 11,451,883 (“the ’883 Patent”), entitled “Method of and system for managing client resources and assets for activities on computing devices,” U.S. Patent No. 11,678,020 (“the ’020 Patent”), entitled “Methodology for equalizing systemic latencies in television reception in connection with games of skill played in connection with live television programming,” U.S. Patent No. 11,736,771 (“the ’771 Patent”), entitled “Methodology for equalizing systemic latencies in television reception in connection with games of skill played in connection with live television programming,” U.S. Patent No. 11,918,880 (“the ’880 Patent”), entitled “Method of and system for conducting multiple contests of skill with a single performance,” U.S. Patent No. 11,951,402 (“the ’402 Patent”), entitled “Method of and system for conducting multiple contests of skill with a single performance,” and U.S. Patent No. 12,005,349 (“the ’349 Patent”), entitled “Synchronized gaming and programming.” The allegations based on: the ’770 Patent are directed to DK Sportsbook, DK Casino, and DK Horse; the ’237 Patent are directed to DK Sportsbook and DK Horse; the ’189 Patent are directed to Fantasy and Pick6; the ’883 Patent are directed to DK Sportsbook, DK Horse, DK Casino, Fantasy, and Pick6; the ’020 Patent are directed to DK Sportsbook, DK Horse, and DK Casino; the ’771 Patent are directed to DK Sportsbook, DK Horse, and DK Casino; the ’880 Patent are directed to Fantasy and Pick6; the ’402 Patent are directed to Fantasy and Pick6; and the ’349 Patent are directed to DK Sportsbook, DK Horse, and DK Casino.
On August 18, 2025, DraftKings filed its motion to dismiss Winview’s direct infringement claims of the ’883 patent, all claims against DK Casino and DK Horse, as well as Winview’s claims for willful, induced, and contributory infringement for all nine patents-in-suit.
On January 16, 2026, DraftKings filed petitions for IPRs with the PTAB challenging the validity of the ’883 Patent and the ’189 Patent.
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
DC Gambling Recovery LLC v. Caesars et al.

On February 28, 2025, DC Gambling Recovery LLC filed a lawsuit against DraftKings, Caesars, FanDuel, BetMGM, and Fanatics in state court in the District of Columbia. On April 4, 2025, the defendants removed the lawsuit to the United States District Court for the District of Columbia. Plaintiff alleges that the defendants violated the Statute of Anne (D.C. Code § 16-1702), a statute which purportedly allows an individual to recover their betting losses greater than twenty-five dollars from each sportsbook, and should such party fail to sue within three months, the statute purportedly authorizes any person to file suit against the sportsbook to recover the losses (including treble damages). Plaintiff also alleges that the U.S. Supreme Court’s 2018 decision striking down the Professional and Amateur Sports Protection Act (“PASPA”) does not apply to the District of Columbia and, therefore, the Sports Wagering Lottery Amendment Act (“SWLAA”), a 2019 law that legalized sports betting in the District of Columbia, is without any legal force or effect. Plaintiff also alleges that the Statute of Anne permits recovery of betting losses greater than twenty-five dollars even if the SWLAA has legal force or effect. Plaintiff seeks to recover on behalf of all individuals within the District of Columbia that have (i) lost more than $25 at any single time or sitting by sports betting with DraftKings and (ii) not sued to recover those losses within three months of payment to DraftKings.
On May 5, 2025, DraftKings filed a motion to dismiss the complaint. On May 14, 2025, the court granted the District of Columbia’s motion to intervene. On June 16, 2025, plaintiff filed its opposition to defendants’ motions to dismiss; on June 23,

2025, the District of Columbia filed a brief in support of defendants’ motion to dismiss; on July 7 2025, DraftKings filed its reply in support of its motion to dismiss and plaintiff filed its response to the District of Columbia’s brief; and on July 14, 2025, the District of Columbia filed its reply. On September 24, 2025, the District of Columbia notified the court that the D.C. Council had amended D.C. Code § 16-1702 to clarify that it does not apply to sports betting authorized under the SWLAA, and that the amendment would become permanent after review by Congress. On September 29, 2025, plaintiff filed a response arguing that the amendment violated PASPA. On March 26, 2026, the District Court dismissed the complaint with prejudice, concluding that it was barred by the amendment to D.C. Code § 16-1702. Plaintiff filed its notice of appeal to the United States Court of Appeals for the District of Columbia Circuit on April 9, 2026.
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
On May 7, 2025, the defendants removed the lawsuit from state court to the United States District Court for the District of Maryland (Northern Division). On June 6, 2025, the City filed a motion to remand the case to state court. On November 10, 2025, the Court granted the plaintiff’s motion to remand. On November 12, 2025, defendants filed a notice of appeal of the remand order, and on November 13, 2025, the state court stayed and administratively closed the case, subject to reopening once the appeal has been adjudicated. On January 28, 2026, the defendants filed their opening appellate brief. The City filed its response on February 23, 2026, and the defendants filed their reply on March 19, 2026. The appeal remains pending.
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
On June 24, 2025, defendants filed a motion to dismiss. In response, on July 15, 2025, plaintiffs filed a first amended complaint (the “First Amended Complaint”), removing plaintiff Walker and adding new plaintiffs Shane Spencer and Rangaraj Sadagopan. The First Amended Complaint removed all of the allegations, purported classes, and causes of action relating to the Promotions Claims.
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
On July 29, 2025, DraftKings filed a motion to dismiss. On March 23, 2026, the District Court granted the motion as to all claims and dismissed all claims with prejudice (except for a conversion claim of one plaintiff, which it transferred to Pennsylvania state court), and ordered the case closed. On April 17, 2026, plaintiffs filed a notice of appeal.
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
Macek II

On July 15, 2025, plaintiffs Kenneth Macek, Matthew Harner, Avi Setton, Lionel Alicea, and Robert Walker, individually and on behalf of all others similarly situated, filed a purported class action complaint against DraftKings Inc., Crown PA Gaming Inc. dba DraftKings, and Golden Nugget Online Gaming LLC in the United States District Court, Eastern District of Pennsylvania. Among other things, plaintiffs allege that the Company’s “risk-free” and “no sweat” promotions, and the promotion that offered new customers an opportunity to earn up to 1,000 site credits as a sportsbook deposit match, as well as promotions that offered site credits in connection with a casino deposit match, were unfair, unconscionable, and misleading. Plaintiffs seek, among other things, unspecified compensatory damages, punitive damages, attorney fees and costs. Plaintiffs seek to certify a nationwide class of (i) anyone who participated in DraftKings or Golden Nugget’s casino deposit match promotion and lost part or all of their initial deposit (with a Pennsylvania subclass); (ii) anyone who allegedly opted into DraftKings’ “risk free” or “no sweat” promotion and lost their bet (with a Pennsylvania subclass); and (iii) anyone who allegedly deposited money in response to DraftKings’ $1,000 new customer sportsbook deposit match promotion (with a Pennsylvania subclass). Plaintiffs bring consumer protection, fraud, and unjust enrichment claims.
On September 16, 2025, DraftKings filed its motion to dismiss. On September 30, 2025, plaintiffs filed their response, in which they withdrew two of their three fraud claims and their request for injunctive relief. On October 7, 2025, DraftKings filed its reply. Also on September 16, 2025, DraftKings filed a motion to consolidate Macek I and Macek II for all purposes.

On April 8, 2026, the District Court granted in part and denied in part DraftKings’ motion to dismiss. The District Court granted the motion to dismiss as to the Unfair Trade Practices and Consumer Protection La (“UTPCPL”) (consumer protection) claim relating to the Casino Deposit Match Promotion (Count I) without prejudice for failure to plead an “ascertainable loss.” The District Court granted the motion to dismiss the intentional misrepresentation claims as to the Casino Deposit Promotion (Count II) with prejudice as to two plaintiffs (Macek and Setton), without prejudice as to one plaintiff (Harner), and denied the motion as to a fourth plaintiff (Alicea). The District Court denied the motion to dismiss the UTPCPL claim as to the Risk-Free and No Sweat Promotions as to all plaintiffs (Count III). The District Court granted the motion to dismiss the UTPCPL claim relating to the $1,000 Sportsbook Deposit Promotion (Count IV) without prejudice for failure to plead an “ascertainable loss”. The District Court granted the motion to dismiss the intentional misrepresentation claims related to the Risk-Free and No Sweat Promotion (Count V) and the $1,000 Sportsbook Deposit Promotion (Count VI) with prejudice as time-barred. The District Court granted the motion to dismiss the unjust enrichment claim (Count VII) to the extent based on the $1,000 Sportsbook Deposit Promotion without prejudice but not as to the Casino Deposit Match Promotion and Risk-Free and No Sweat Promotion. The Court denied the motion to consolidate as moot given that it granted the motion to dismiss Macek I. The District Court gave plaintiffs leave to file an amended complaint by May 13, 2026.
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
Plaintiffs bring claims under California’s Unfair Competition Law and Consumer Legal Remedies Act, and seek, among other things, injunctive relief, restitution, disgorgement, and attorneys’ fees and costs. Plaintiffs seek to represent a purported class of all California residents who allegedly placed a bet or wager on DraftKings’ alleged Daily Fantasy Sports and Pick6 gambling websites while physically located in California. On July 11, 2025, plaintiffs filed a Notice Regarding Legal Opinion Issued By The California Attorney General enclosing an opinion from the California Attorney General (Opinion No. 23-1001) in which the California Attorney General opined that “California law prohibits the operation of daily fantasy sports games with players physically located within California.” On July 14, 2025, two other actions pending in the Northern District of California were referred sua sponte by the court to the Judge assigned to Moore for determination on whether such actions should be related under Civil Local Rule 3-12(e) (Beltran v. FanDuel, Inc., Case No. 25-cv-5586-JSC; Head v. Underdog Sports, LLC, Case No. 25-cv-5542-JST). On July 16, 2025, the court referred sua sponte a third pending action for the same determination (Franks v. Prize Picks, Case No. 25-cv-4916-JD). On July 24, 2025, the court assigned to Moore held that those three actions were related to Moore and assigned all three cases to that court. On August 1, 2025, plaintiff Moore voluntarily dismissed his case without prejudice; and upon motion by the plaintiff, the Court ordered that the case is now entitled Zhen v. DraftKings. On August 11, 2025, DraftKings filed its motion to dismiss, and on December 19, 2025, the court granted the motion to dismiss without prejudice.
On January 20, 2026, plaintiffs filed a first amended complaint that adds four new defendants: Crown Gaming, Inc. and three individuals (Jason Robins, Matthew Kalish, and Paul Liberman) (the “First Amended Complaint”), in addition to DraftKings. Plaintiffs’ First Amended Complaint asserts nine causes of action arising from DraftKings’ alleged operation and marketing of its Daily Fantasy Sports and Pick6 offerings to users located in California. Plaintiffs bring claims under California’s Unfair Competition Law and the Consumer Legal Remedies Act, and they added federal civil RICO claims under 18 U.S.C. §§ 1962(c) and 1962(d) (with civil remedies under § 1964(c)) asserted both against the three individual defendants and separately against all defendants (DraftKings Inc., Crown Gaming, Inc., and those individuals). Plaintiffs also assert a gambling-loss recovery claim based on Cal. Civ. Code § 22.2 and the “Statute of Anne,” a claim under Cal. Penal Code § 496 (receipt of stolen property), and a claim for declaratory relief (28 U.S.C. § 2201). Plaintiffs seek injunctive and declaratory relief, restitution and other equitable relief, and, as pleaded, damages. On March 30, 2026, DraftKings and the newly added defendants filed motions to dismiss the First Amended Complaint, which motions remain pending.
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
Micro-Gaming

On May 9, 2025, Micro-Gaming Ventures, LLC (“Micro-Gaming”) filed suit against DraftKings Inc. in the United States District Court for the District of New Jersey. In the complaint, Micro-Gaming alleges that the Company infringes five patents: (1) U.S. Patent No. 8,545,311, entitled “Systems and methods for enabling remote device users to wager on micro events of games in a data network accessible gaming environment”; (2) U.S. Patent No. 8,632,392, entitled “Systems and methods for enabling remote device users to wager on micro events of games in a data network accessible gaming environment”; (3) U.S. Patent No. 8,734,231, entitled “Systems and methods for enabling remote device users to wager on micro events of games in a data network accessible gaming environment”; (4) U.S. Patent No. 11,783,679, entitled “Location-based wagering via remote devices”; and (5) U.S. Patent No. 12,266,244, entitled “Location-based wagering via remote devices” (collectively, the “Micro-Gaming Patents”). The allegations for all of the Micro-Gaming Patents are directed to the “DraftKings Sportsbook.”
On August 8, 2025, the Company filed its motion to dismiss. On March 30, 2026, the Company’s motion to dismiss was granted with prejudice. On April 24, 2026, Micro-Gaming filed its notice of appeal.
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
Product Liability Matters

Beginning on March 24, 2026, the first of six lawsuits focused primarily on product liability claims was filed by individual plaintiffs in state courts in Massachusetts and Pennsylvania against DraftKings Inc., FanDuel, Inc., and related individuals and entities, and in certain instances other third parties. The complaints allege, among other things, that DraftKings’ online betting platforms are defectively designed and unreasonably dangerous because they allegedly incorporate features intended to encourage continuous betting and compulsive gaming. Plaintiffs also allege that the DraftKings defendants failed to adequately warn users about the risks associated with the use of the platforms and engaged in deceptive and unfair conduct through the use of, among other things, targeted promotions and wagering opportunities, notifications, data-driven personalization, and “VIP” programs. The complaints assert various claims under state tort and statutory laws and assert claims for personal monetary losses and actual, compensatory, statutory and/or punitive damages for alleged emotional, financial and physical harms. The cases are at an early stage, and DraftKings has not yet responded to the complaints.
The Company intends to vigorously defend these cases. Any adverse outcome in any one of these matters could subject the Company to substantial damages and/or require alterations to the Company’s business. The Company cannot provide any assurance as to the outcome of any one of these matters.
The Company cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages. The Company also cannot provide an estimate of the possible losses or ranges of losses. Any adverse outcome in one of these matters could expose the Company to substantial damages that may have a material adverse impact on the Company’s operations and cash flows.
Interactive Games II

On April 2, 2026, Interactive Games LLC (“Interactive Games”) filed a complaint against DraftKings Inc. in the United States District Court for the District of Massachusetts alleging that DraftKings’ offerings infringe five patents. The following U.S. Patents are asserted against DraftKings’ mobile apps in the complaint: (1) U.S. Patent No. 12,409,382, entitled “Smart phone with wrapper application that checks whether the smart phone may use a gambling application”; (2) U.S. Patent No. 8,974,302, entitled “Multi-process communication regarding gaming information”; (3) U.S. Patent No. 12,548,404, entitled “Multi-level device verification for mobile gambling applications”; (4) U.S. Patent No. 12,400,518, entitled “System for facilitating online wagering with nearby mobile phones”; and (5) U.S. Patent No. 12,406,284, entitled “Mobile device proximity tracking for selective content delivery and formatting” (collectively, the “Interactive Games Patents”). The Company has not yet responded to the complaint.
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
Farley

On April 27, 2026, plaintiffs John Farley and Michael Fox, individually and on behalf of all others similarly situated, filed a purported class action complaint against DraftKings Inc. and certain FanDuel-related entities in the United States District Court for the Southern District of New York.
The plaintiffs allege, among other things, that DraftKings’ online sports wagering platform is improperly designed and unreasonably dangerous because it allegedly incorporates features intended to encourage compulsive gaming. Plaintiffs further allege that DraftKings engaged in deceptive and unfair conduct through the use of targeted promotions, bonus bet promotions, repeated notifications, and data-driven personalization.
Plaintiffs assert claims for violation of New York General Business Law §§ 349 and 350, negligence, and unjust enrichment. Plaintiffs seek, among other things, unspecified compensatory damages, restitution, disgorgement, injunctive relief, attorneys’ fees and costs. Plaintiffs seek to certify a nationwide class and a New York subclass of users who allegedly maintained sportsbook accounts on defendants’ sportsbook platforms, were exposed to their promotions, live or in-game betting features, or repeated wagering communications and who deposited money, placed wagers or suffered losses on the platforms.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on February 13, 2026 (the “2025 Annual Report”).

Cautionary Statement Regarding Forward-Looking Statements
This Report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements depend upon events, risks and uncertainties that may be outside of our control. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would,” “forecast,” “propose” and similar expressions or the negative of these words, or statements of vision, strategy or outlook, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Our historical results are not necessarily indicative of the results that may be expected for any events in the future as our business and operations are subject to a variety of risks and uncertainties, many of which are beyond our control, and, consequently, our actual results may differ materially from those projected.
Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Report. Any statements contained herein that are not statements of historical fact may be forward-looking statements, such as:
•factors relating to our business, operations and financial performance, including:
•our ability to develop and market new offerings, including prediction markets;
•our ability to effectively compete in the global sports and gaming and emerging prediction markets industries;
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
•significant competition and competitive pressures from other companies worldwide in the industries in which we operate, including in the emerging prediction markets industry;
•our ability to raise financing in the future;
•the timing, amount or duration of the Company’s stock repurchase program;
•our success in retaining or recruiting officers, key employees or directors; and
•litigation and the ability to adequately protect our intellectual property rights.

In addition to these risks, other factors that could cause or contribute to such differences include those set forth under the caption “Risk Factors” in our 2025 Annual Report. Due to the uncertain nature of these factors, management cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any of these statements to reflect events or circumstances occurring after the date of this Report, except as required by applicable law. New factors may emerge, and it is not possible to predict all factors that may affect our business and prospects.

Our Business
We are a digital sports and gaming company. We provide users with online and retail sports betting (together, “Sportsbook”), online casino (“iGaming”), daily fantasy sports (“Fantasy”), digital lottery courier (“Lottery”), prediction markets (“Prediction Markets”) and other offerings.

Our mission is to make life more exciting by responsibly creating the world’s favorite real-money games, betting experiences and event contracts trading. We accomplish this by creating an environment where our users can find enjoyment and fulfillment through Sportsbook, iGaming, Fantasy, Lottery and Prediction Markets, as well as our other offerings. We are also highly focused on our responsibility as a steward of gaming. Our ethics guide our decision making, with respect to both the tradition and integrity of sports and our investments in regulatory compliance and consumer protection.
We continue to make deliberate and substantial investments in support of our mission and long-term growth. For example, we have invested in our offerings and technology in order to continuously launch new offering innovations; improve marketing, merchandising, and operational efficiency through data science; and deliver a great user experience. We also make significant investments in sales and marketing and incentives to grow and retain our paid user base, including personalized offers and promotions, and promote brand awareness to attract the “skin-in-the-game” sports fan. Together, these investments have enabled us to create a leading offering built on scalable technology, while attracting a user base that has resulted in the rapid growth of our business.
Our priorities are to (a) continue to invest in our offerings, (b) launch our offerings in new jurisdictions, (c) create replicable and predictable jurisdiction-level unit economics in Sportsbook and iGaming and (d) expand our offerings. When we launch our Sportsbook and iGaming offerings in a new jurisdiction, we invest heavily in customer acquisition, user retention and cross-selling until the new jurisdiction provides a critical mass of users engaged across our offerings.
Our current technology is highly scalable with relatively minimal incremental spend required to launch our offerings in new jurisdictions. We will continue to manage our fixed-cost base in conjunction with our market entry plans and focus our variable spend on marketing, user experience and support and regulatory compliance to become the offering of choice for users and to maintain favorable relationships with regulators. We also expect to improve our profitability over time as our revenue and gross profit expand as jurisdictions mature, and our variable marketing expenses and fixed costs stabilize or grow at a slower rate.
Our path to increase profitability on an annual basis is based on the acceleration of positive contribution profit growth driven by increased revenue and gross profit generation from ongoing efficient customer acquisition, strong user retention, improved monetization from frequency and higher net revenue margin, as well as scale benefits from investments in our offerings and technology and general and administrative functions. In any given period, we expect to achieve profitability on a consolidated Adjusted EBITDA basis when total contribution profit exceeds the fixed costs of our business, which depends, in part, on the percentage of the U.S. adult population that has access to our offerings and the other factors summarized in the section entitled “Cautionary Statement Regarding Forward-Looking Statements.”
Financial Highlights and Trends
The following table sets forth a summary of our financial results for the periods indicated:

	Three Months Ended March 31,
(amounts in thousands, except per share amounts)	2026	2025
Revenue	$1,646,076	$1,408,806
Net Income (Loss)	21,070	(33,864)
Adjusted EBITDA (1)	167,852	102,630
Basic Earnings (Loss) Per Share	0.04	(0.07)
Diluted Earnings (Loss) Per Share	0.03	(0.07)
Adjusted Diluted Earnings (Loss) Per Share (2)	0.20	0.12

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

Revenue increased by $237.3 million in the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to the strong performance of our Sportsbook and iGaming offerings as a result of continued healthy user engagement, efficient acquisition of new customers and higher net revenue margin.

Key Performance Indicators
Monthly Unique Payers (“MUPs”). We define MUPs as the number of unique paid users per month who had one or more real-money, paid engagements across one or more of our Sportsbook, iGaming, Fantasy, Lottery, Prediction Markets or other offerings via our technology. For reported periods longer than one month, we average the MUPs for the months in the reported period. Although the number of unique paid users includes those users that have participated in a real-money, paid engagement using only promotional incentives (which has not been a material number of users to date), which are fungible with other funds deposited into their wallets on our technology, it does not include users who have made a deposit but have not yet had a real-money, paid engagement.
MUPs is a key indicator of the scale of our user base and awareness of our brand. We believe that year-over-year growth in MUPs is also generally indicative of the long-term revenue growth potential of our offerings, although MUPs in individual periods may be less indicative of our longer-term expectations. We expect the number of MUPs to grow as we attract, retain and re-engage users in new and existing jurisdictions and expand our offerings to appeal to a wider audience.

The charts below present our average MUPs for the three months ended March 31, 2025 and 2026:

Average Monthly Unique Payers
(in millions)
4.3
4.2
Q1 2025
Q1 2026

Average Revenue per MUP (“ARPMUP”). We define and calculate ARPMUP as the average monthly revenue for a reporting period divided by the average number of MUPs for the same period. ARPMUP is a key indicator of our ability to drive usage and monetization of our offerings. The charts below present our ARPMUP for the three months ended March 31, 2025 and 2026:

Average Revenue per Monthly Unique Payer
(in whole dollars)
$108
$131
Q1 2025
Q1 2026

MUPs decreased 3.6% in the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily reflecting lower MUPs from Lottery as a result of exiting Texas in 2025. Excluding the impact of our Lottery offering, MUPs increased by 0.1 million or 2.1% in the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due to unique payer retention and acquisition across our Sportsbook and iGaming offerings.
ARPMUP increased by $23 or 21.3% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to improvement in our Sportsbook Net Revenue Margin.

Sportsbook Handle. We define Sportsbook Handle as the total amount of settled customer wagers on our Sportsbook offering. Sportsbook Handle provides useful information to investors and management as it is a key indicator of volume and customer engagement on our Sportsbook offering that is not impacted by variability of sport outcomes and provides important insight into underlying growth trends. We do not utilize handle information to track performance of our iGaming offering because iGaming is generally not subject to the same variability in outcomes.

Sportsbook Net Revenue Margin. We define Sportsbook Net Revenue Margin as Sportsbook revenue as a percentage of Sportsbook Handle. This provides useful information to investors and management as it is a key indicator in measuring the combined impact of our overall margin on our Sportsbook offering and promotional reinvestment.

The chart below presents our Sportsbook Handle, Sportsbook Net Revenue Margin, and revenue disaggregation for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(amounts in thousands)	2026	2025	$ Change	% Change
Sportsbook Handle	$14,083,061	$13,880,391	$202,670	1.5%
Sportsbook Revenue	1,094,874	881,957	212,917	24.1%
Sportsbook Net Revenue Margin	7.8%	6.4%	N/A	N/A

Sportsbook Revenue	$1,094,874	$881,957	$212,917	24.1%
iGaming Revenue	461,300	423,471	37,829	8.9%
Other Revenue	89,902	103,378	(13,476)	(13.0)%
Total Revenue	$1,646,076	$1,408,806	$237,270	16.8%
Sportsbook Handle increased by $0.2 billion, or 1.5%, to $14.1 billion in the three months ended March 31, 2026, from $13.9 billion in the three months ended March 31, 2025, reflecting continued customer acquisition and strength in existing user engagement.
Sportsbook Net Revenue Margin increased by 1.4 percentage points, to 7.8% in the three months ended March 31, 2026, from 6.4% in the three months ended March 31, 2025, primarily driven by an increase in hold percentage and improved promotional reinvestment.
iGaming revenue increased $37.8 million, or 8.9%, to $461.3 million in the three months ended March 31, 2026, from $423.5 million in the three months ended March 31, 2025. The increase is primarily due to improved promotional reinvestment.
Other revenue decreased $13.5 million, or 13.0%, to $89.9 million in the three months ended March 31, 2026, from $103.4 million in the three months ended March 31, 2025, primarily due to a reduction in Fantasy entry fees and lower Lottery revenue following our exit from the Texas market.
Non-GAAP Information
This Report includes Adjusted EBITDA and Adjusted Diluted Earnings (Loss) Per Share, which are non-GAAP financial measures that we use to supplement our results presented in accordance with U.S. GAAP. We believe Adjusted EBITDA and Adjusted Diluted Earnings (Loss) Per Share are useful in evaluating our operating performance, similar to measures reported by our publicly-listed U.S. competitors, and regularly used by security analysts, institutional investors and other interested parties in analyzing operating performance and prospects. Adjusted EBITDA and Adjusted Diluted Earnings (Loss) Per Share are not intended to be substitutes for any U.S. GAAP financial measure. As calculated, they may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry.
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

Adjusted EBITDA
The table below presents our net income (loss), which is the most directly comparable financial measure calculated in accordance with U.S. GAAP, reconciled to Adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,
(amounts in thousands)	2026	2025
Net income (loss)	$21,070	$(33,864)
Adjusted for:
Depreciation and amortization (1)	71,661	70,116
Interest (income) expense, net	5,739	(4,395)
Income tax (benefit) provision	6,369	(5,600)
Stock-based compensation (2)	65,215	78,846
Transaction-related costs (3)	—	—
Litigation, settlement, and related costs (4)	—	—
Advocacy and other related legal expenses (5)	26,363	—
Loss (gain) on remeasurement of warrant liabilities	—	(2,495)
Other non-recurring costs and non-operating costs (income) (6)	(28,565)	22
Adjusted EBITDA	$167,852	$102,630

(1)The amounts include the amortization of acquired intangible assets of $37.6 million and $42.7 million for the three months ended March 31, 2026 and 2025, respectively.
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
(5)Reflects non-recurring and non-ordinary course costs relating to advocacy efforts primarily in pursuit of legalization of DraftKings offerings. For the three months ended March 31, 2026, this spend primarily relates to legislative efforts for legalizing iGaming, supporting a ballot measure for legalizing Sportsbook, and other advocacy activities related to certain states. Advocacy and legal expenses incurred in the ordinary course of business have not been adjusted in this measure.
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

Adjusted Diluted Earnings (Loss) Per Share

The table below presents the Company’s Adjusted Diluted Earnings (Loss) Per Share reconciled to its diluted earnings (loss) per share attributable to common stockholders, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP, for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Diluted earnings (loss) per share attributable to common stockholders	$0.03	$(0.07)
Adjusted for:
Amortization of acquired intangible assets (1)	0.07	0.09
Stock-based compensation (2)	0.13	0.16
Transaction-related costs (3)	—	—
Litigation, settlement, and related costs (4)	—	—
Advocacy and other related legal expenses (5)	0.05	—
Loss (gain) on remeasurement of warrant liabilities	—	(0.01)
Other non-recurring and non-operating costs (income)	(0.04)	—
Tax impact of adjusting items (6)	(0.05)	(0.05)
Adjusted Diluted Earnings (Loss) Per Share*	$0.20	$0.12
_____________
*    Weighted average diluted number of shares used to calculate Adjusted Diluted Earnings (Loss) Per Share for the three months ended March 31, 2026 and 2025 was 510.6 million and 493.3 million, respectively; totals may not add due to rounding.

(1)The amounts include the amortization of acquired intangible assets of $37.6 million and $42.7 million for the three months ended March 31, 2026 and 2025, respectively.
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
(5)Reflects non-recurring and non-ordinary course costs relating to advocacy efforts primarily in pursuit of legalization of DraftKings offerings. For the three months ended March 31, 2026, this spend primarily relates to legislative efforts for legalizing iGaming, supporting a ballot measure for legalizing Sportsbook, and other advocacy activities related to certain states. Advocacy and legal expenses incurred in the ordinary course of business have not been adjusted in this measure.
(6)Beginning in the first quarter of 2025, the Company began applying an estimated non-GAAP effective tax rate, which was 23% in 2025 and is 25% as of the first quarter of 2026. The non-GAAP effective tax rate reflects the non-GAAP tax provision commensurate with the Company’s level of non-GAAP profitability, which was determined after adjusting for the non-GAAP adjustments presented above and excluding the impact of changes in the valuation allowance.

Results of Operations
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
The following table sets forth a summary of our consolidated results of operations for the interim periods indicated, and the changes between periods:

	Three Months Ended March 31,
(amounts in thousands, except percentages)	2026	2025	$ Change	% Change
Revenue	$1,646,076	$1,408,806	$237,270	16.8%
Cost of revenue	949,385	843,803	105,582	12.5%
Sales and marketing	401,734	343,680	58,054	16.9%
Product and technology	123,176	103,260	19,916	19.3%
General and administrative	165,934	164,394	1,540	0.9%
Income (loss) from operations	5,847	(46,331)	52,178	112.6%
Interest income (expense), net	(5,739)	4,395	(10,134)	n.m.
Gain (loss) on remeasurement of warrant liabilities	—	2,495	(2,495)	n.m.
Other gain (loss), net	22,814	22	22,792	n.m.
Income (loss) before income tax and equity method investments	22,922	(39,419)	62,341	n.m.
Income tax provision (benefit)	6,369	(5,600)	11,969	n.m.
(Gain) loss from equity method investments	(4,517)	45	(4,562)	n.m.
Net income (loss) attributable to common stockholders	$21,070	$(33,864)	$54,934	162.2%
n.m. = not meaningful
Revenue. Revenue increased by $237.3 million, or 16.8%, to $1,646.1 million in the three months ended March 31, 2026, from $1,408.8 million in the three months ended March 31, 2025. The increase was primarily attributable to our Sportsbook offering, which increased $212.9 million, or 24.1%, due to an increase in Sportsbook Net Revenue Margin to 7.8% from 6.4%. Our iGaming offering also increased $37.8 million, or 8.9%, due to improved promotional reinvestment. The increase in revenue was partially offset by our other offerings which decreased $13.5 million, or 13.0%, primarily due to a decline in Fantasy entries and lower Lottery revenue following our exit from Texas in 2025.
Cost of Revenue. Cost of revenue increased $105.6 million, or 12.5%, to $949.4 million in the three months ended March 31, 2026, from $843.8 million in the three months ended March 31, 2025. The increase was primarily due to our revenue growth and a resulting increase in our variable expenses, such as gaming taxes and platform fees, which increased $86.1 million and $14.4 million, respectively.

Cost of revenue as a percentage of revenue decreased by 2.2 percentage points to 57.7% in the three months ended March 31, 2026, as compared to 59.9% in the three months ended March 31, 2025, primarily attributable to economies of scale as a result of higher Sportsbook Net Revenue Margin.

Sales and Marketing. Sales and marketing expense increased $58.1 million, or 16.9%, to $401.7 million in the three months ended March 31, 2026, from $343.7 million in the three months ended March 31, 2025, primarily attributable to higher external marketing costs, including increased customer acquisition costs in connection with recent state launches in Missouri and Arkansas and the recent launch of our Prediction Markets offering.

Product and Technology. Product and technology expense increased $19.9 million, or 19.3%, to $123.2 million in the three months ended March 31, 2026, from $103.3 million in the three months ended March 31, 2025, due to increased compensation, including stock-based compensation, for employees in our product and engineering departments.

General and Administrative. General and administrative expense increased by $1.5 million, or 0.9%, to $165.9 million in the three months ended March 31, 2026, from $164.4 million in the three months ended March 31, 2025. The increase was primarily driven by a $26.4 million increase in advocacy and other related legal expenses recognized in the three months ended March 31, 2026, partially offset by lower stock-based compensation expense of $22.5 million.

Interest Income (Expense), net. We recorded net interest expense of $5.7 million in the three months ended March 31, 2026, compared to $4.4 million of net interest income in the three months ended March 31, 2025. This fluctuation was primarily due to increased interest expense as a result of the Term B Loan that was entered into in March 2025 and the inclusion of interest income on customer deposits in revenue in the three months ended March 31, 2026 rather than in interest income in the three months ended March 31, 2025.
Gain (Loss) on Remeasurement of Warrant Liabilities. As all warrants were exercised or expired as of December 31, 2025, there was no remeasurement of warrant liabilities in the three months ended March 31, 2026, compared to a $2.5 million gain in the three months ended March 31, 2025.
Other Gain (Loss), net. We recorded a net gain of $22.8 million in the three months ended March 31, 2026, as compared to a nominal gain in the three months ended March 31, 2025. The gain was primarily attributable to the revaluation of contingent consideration for the three months ended March 31, 2026.
Income Tax Provision (Benefit). We recorded an income tax expense of $6.4 million in the three months ended March 31, 2026, as compared to an income tax benefit of $5.6 million in the three months ended March 31, 2025. Although we have a cumulative three year loss position, based on our recent financial performance and our future projections, we could record a reversal of all, or a portion of the valuation allowance associated with U.S. deferred tax assets in future periods. However, any such change is subject to actual performance and other considerations that may present positive or negative evidence at the time of the assessment.

Net Income (Loss). Net income increased by $54.9 million to $21.1 million in the three months ended March 31, 2026, as compared to a net loss of $33.9 million in the three months ended March 31, 2025, for the reasons discussed above.
Liquidity and Capital Resources
We had $999.4 million in cash and cash equivalents as of March 31, 2026 (excluding restricted cash and cash reserved for users, which we segregate on behalf of our paid users for all jurisdictions and offerings). We believe our cash on hand is sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months. We will continue to evaluate our long-term operating performance and cash needs and believe we are well positioned to continue to fund the operations of our business long-term.
Convertible Debt. In March 2021, we issued zero-coupon convertible senior notes in an aggregate principal amount of $1,265.0 million (the “Convertible Notes”). The Convertible Notes mature on March 15, 2028, subject to earlier conversion, redemption or repurchase. In connection with the pricing of the Convertible Notes and the exercise of the option to purchase additional Convertible Notes, we entered into privately negotiated capped call transactions (the “Capped Call Transactions”). The Capped Call Transactions are expected generally to reduce potential dilution to DraftKings Inc.’s Class A common stock upon any conversion of the Convertible Notes. The net cost of $124.0 million incurred to enter into the Capped Call Transactions was recorded as a reduction to additional paid-in capital on the Company’s condensed consolidated balance sheets. As of March 31, 2026, the Convertible Notes, net of issuance costs, balance was $1,259.8 million.
Credit Facility. In November 2024, we and certain of our subsidiaries entered into a credit agreement (the “Credit Agreement”) with various financial institutions, as lenders, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, providing for a senior secured revolving credit facility of up to $500.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility provides for revolving loans, swing line borrowings and letters of credit and has a maturity date of November 7, 2029. As of March 31, 2026, $11.9 million in letters of credit were issued under the Revolving Credit Facility, with $488.1 million available for borrowing.

Term B Loan. In March 2025, we and certain of our subsidiaries entered into a first amendment to the Credit Agreement, which provides for a new class of incremental term loans under the Credit Agreement in an aggregate principal amount of $600.0 million (the “Term B Facility” and, such term loans, the “Term B Loan”). The Term B Facility requires principal payments in the amount of 1.00% per annum of the original aggregate principal amount of the Term B Loan payable in quarterly installments. The Term B Loan bears interest at the Company’s election at either (i) in the case of Term SOFR Loans, Term SOFR plus an applicable margin of 1.75% per annum, or (ii) in the case of ABR Term Loans, ABR plus an applicable margin of 0.75% per annum (with each of the capitalized terms used in clauses (i) and (ii) as defined in the Credit Agreement). As of March 31, 2026, there was $594.0 million in aggregate principal amount of Term B Loan outstanding.

Other Purchase Obligations. We have certain non-cancelable contracts with vendors, licensors and others requiring us to make future cash payments. As of March 31, 2026, these purchase obligations were $2.1 billion, with $0.4 billion payable in the remainder of 2026.

Stock Repurchase Program. On July 30, 2024, our Board of Directors authorized the repurchase of an aggregate of up to $1.0 billion of our Class A common stock through open market purchases, privately negotiated transactions or other transactions in accordance with applicable securities laws. On November 6, 2025, our Board of Directors approved a $1.0 billion increase to our existing stock repurchase authorization, which brings the aggregate share repurchase authorization to $2.0 billion of our Class A common stock. We repurchased 3.3 million shares and 3.7 million shares for $98.6 million and $142.3 million during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we have purchased 20.4 million shares of Class A common stock for $718.2 million since the inception of the stock repurchase program.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(amounts in thousands)	2026	2025
Net cash provided by (used in) operating activities	$(48,437)	$(119,016)
Net cash provided by (used in) investing activities	(48,210)	(39,019)
Net cash provided by (used in) financing activities	(121,128)	372,823
Net increase (decrease) in cash and cash equivalents, restricted cash, and cash reserved for users	(217,775)	214,788
Cash and cash equivalents, restricted cash, and cash reserved for users at beginning of period	1,604,595	1,330,193
Cash and cash equivalents, restricted cash, and cash reserved for users at end of period	$1,386,820	$1,544,981
Operating Activities. Net cash used in operating activities in the three months ended March 31, 2026 was $48.4 million, compared to $119.0 million in the three months ended March 31, 2025, primarily from an improvement in net income (loss), net of non-cash items, of $15.6 million for reasons discussed in Results of Operations above, in addition to $55.0 million less of cash used from changes in operating assets and liabilities, primarily related to timing of player activity, impacting liabilities to users, as well as timing of vendor payments.
Investing Activities. Net cash used in investing activities during the three months ended March 31, 2026 increased by $9.2 million to $48.2 million, compared to $39.0 million in the three months ended March 31, 2025, primarily due to an increase of $5.8 million in cash paid for internally developed software costs and an increase of $4.4 million in cash paid for purchases of property plant and equipment.
Financing Activities. Net cash used in financing activities during the three months ended March 31, 2026 was $121.1 million compared to $372.8 million net cash provided by financing activities in the three months ended March 31, 2025, primarily driven by a reduction of $588.1 million of cash received from borrowing under the Term B Facility, partially offset by a reduction of $43.6 million in treasury stock purchases under the Stock Repurchase Program, and a reduction of $50.0 million in cash paid for purchases of treasury stock for RSU withholding.

Commitments and Contingencies
Refer to “Note 13 — Commitments and Contingencies” of our unaudited condensed consolidated financial statements included elsewhere in this Report for a summary of our commitments and contingencies as of March 31, 2026.
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
During the three months ended March 31, 2026, there were no changes to the critical accounting estimates discussed in the 2025 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes in our exposure to market risk during the three months ended March 31, 2026. Refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the 2025 Annual Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Report are any of the risks described in the 2025 Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
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

The table below provides information with respect to repurchases of shares of our Class A common stock during the three months ended March 31, 2026:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2026 to January 31, 2026	2,292,101	$31.37	2,292,101	$1,307,975
February 1, 2026 to February 28, 2026	995,850	$26.42	995,850	$1,281,765
March 1, 2026 to March 31, 2026	—	$—	—	$1,281,765
Total	3,287,951		3,287,951

(1)The total number of shares purchased excludes any shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units.
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

On March 3, 2026, our Chief Legal Officer, R. Stanton Dodge, entered into a trading arrangement designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act (the “Dodge 10b5-1 Plan”). The Dodge 10b5-1 Plan provides for the sale of up to 1,500,000 shares of the Company’s Class A common stock and terminates on the earlier of (i) the completion of all sales under the Dodge 10b5-1 Plan and (ii) October 29, 2027.

On March 4, 2026, our Chief Executive Officer and a member of our Board of Directors, Jason Robins, entered into a prepaid variable forward sale contract with an unaffiliated third-party buyer, which may constitute a non-Rule 10b5-1 trading arrangement (the “Robins PVF Contract”). The Robins PVF Contract obligates Mr. Robins to deliver to such unaffiliated third-party buyer up to an aggregate of 2,131,004 shares of our Class A common stock following the March 6, 2029 maturity date.

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
Date: May 8, 2026
	By:	/s/ Alan W. Ellingson
Name: Alan W. Ellingson
Title: Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Erik Bradbury
Name: Erik Bradbury
Title: Chief Accounting Officer
(Principal Accounting Officer)