Form 10-Q
period 2026-06-30
DraftKings Inc.
filed 2026-08-07
CIK 1883685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2026, there were 496,454,048 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 393,013,951 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

DraftKings Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2026

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
DRAFTKINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	June 30, 2026
	(Unaudited)	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$983,882	$1,127,545
Restricted cash	8,596	7,601
Cash reserved for users	395,030	469,449
Accounts receivable	82,079	105,577
Prepaid expenses and other current assets	107,436	104,837
Total current assets	1,577,023	1,815,009
Property and equipment, net	52,726	51,081
Intangible assets, net	837,441	889,201
Goodwill	1,597,647	1,597,647
Operating lease right-of-use assets	76,760	49,810
Equity method investments	30,312	18,938
Deposits and other non-current assets	105,470	109,098
Total assets	$4,277,379	$4,530,784

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$689,247	$785,441
Liabilities to users	840,261	935,001
Operating lease liabilities, current portion	9,735	9,795
Other current liabilities	11,445	25,234
Total current liabilities	1,550,688	1,755,471
Convertible notes, net of issuance costs	1,260,421	1,259,096
Term B Loan, net of issuance costs	574,574	576,544
Operating lease liabilities	71,279	44,391
Long-term income tax liabilities	100,959	91,618
Other long-term liabilities	150,030	172,203
Total liabilities	$3,707,951	$3,899,323
Commitments and contingent liabilities (Notes 5 and 13)

Stockholders’ equity:
Class A common stock, $0.0001 par value; 900,000 shares authorized as of June 30, 2026 and December 31, 2025; 541,503 and 533,296 shares issued and 495,978 and 495,053 outstanding as of June 30, 2026 and December 31, 2025, respectively	$53	$52
Class B common stock, $0.0001 par value; 900,000 shares authorized as of June 30, 2026 and December 31, 2025; 393,014 shares issued and outstanding as of June 30, 2026 and December 31, 2025	39	39
Treasury stock, at cost; 45,525 and 38,243 shares as of June 30, 2026 and December 31, 2025, respectively	(1,590,131)	(1,392,433)
Additional paid-in capital	8,607,037	8,424,833
Accumulated deficit	(6,484,058)	(6,437,518)
Accumulated other comprehensive income	36,488	36,488
Total stockholders’ equity	$569,428	$631,461
Total liabilities and stockholders’ equity	$4,277,379	$4,530,784
See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$1,443,235	$1,512,507	$3,089,311	$2,921,313
Cost of revenue	891,782	854,559	1,841,167	1,698,362
Sales and marketing	322,536	233,187	724,270	576,867
Product and technology	127,649	108,417	250,825	211,677
General and administrative	169,442	165,700	335,376	330,094
Income (loss) from operations	(68,174)	150,644	(62,327)	104,313
Other income (expense):
Interest income (expense), net	(7,434)	665	(13,173)	5,060
Gain (loss) on remeasurement of warrant liabilities	—	(5,851)	—	(3,356)
Other gain (loss), net	3,750	24,459	26,564	24,481
Income (loss) before income tax and equity method investments	(71,858)	169,917	(48,936)	130,498
Income tax provision (benefit)	(1,797)	11,790	4,572	6,190
(Gain) loss from equity method investments	(2,451)	191	(6,968)	236
Net income (loss) attributable to common stockholders	$(67,610)	$157,936	$(46,540)	$124,072

Earnings (loss) per share attributable to common stockholders:
Basic	$(0.14)	$0.32	$(0.09)	$0.25
Diluted	$(0.14)	$0.30	$(0.09)	$0.23
See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock Amount	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2025	495,053	$52	393,014	$39	$8,424,833	$(6,437,518)	$36,488	$(1,392,433)	$631,461
Exercise of stock options	1,773	—	—	—	3,315	—	—	—	3,315
Stock-based compensation	—	—	—	—	72,144	—	—	—	72,144
Purchase of treasury stock for RSU withholding	(1,002)	—	—	—	—	—	—	(24,303)	(24,303)
Restricted stock unit vesting	3,228	1	—	—	—	—	—	—	1
Purchase of treasury stock under Stock Repurchase Program	(3,288)	—	—	—	—	—	—	(98,640)	(98,640)
Net income (loss)	—	—	—	—	—	21,070	—	—	21,070
Balances at March 31, 2026	495,764	$53	393,014	$39	$8,500,292	$(6,416,448)	$36,488	$(1,515,376)	$605,048
Exercise of stock options	107	—	—	—	752	—	—	—	752
Stock-based compensation	—	—	—	—	86,586	—	—	—	86,586
Purchase of treasury stock for RSU withholding	(738)	—	—	—	—	—	—	(19,177)	(19,177)
Shares issued under Employee Stock Purchase Plan	460	—	—	—	9,987	—	—	—	9,987
Restricted stock unit vesting	2,229	—	—	—	—	—	—	—	—
Purchase of treasury stock under Stock Repurchase Program	(2,254)	—	—	—	—	—	—	(55,578)	(55,578)
Shares issued for contingent consideration	410	—	—	—	9,420	—	—	—	9,420
Net income (loss)	—	—	—	—	—	(67,610)	—	—	(67,610)
Balances at June 30, 2026	495,978	$53	393,014	$39	$8,607,037	$(6,484,058)	$36,488	$(1,590,131)	$569,428

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock Amount	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	489,071	$48	393,014	$39	$7,978,425	$(6,441,228)	$36,488	$(563,146)	$1,010,626
Exercise of stock options	1,268	—	—	—	3,396	—	—	—	3,396
Stock-based compensation	—	—	—	—	100,380	—	—	—	100,380
Exercise of warrants	182	—	—	—	8,973	—	—	—	8,973
Purchase of treasury stock for RSU withholding	(1,519)	—	—	—	—	—	—	(74,318)	(74,318)
Restricted stock unit vesting	11,001	—	—	—	—	—	—	—	—
Purchase of treasury stock under Stock Repurchase Program	(3,664)	—	—	—	—	—	—	(142,278)	(142,278)
Net income (loss)	—	—	—	—	—	(33,864)	—	—	(33,864)
Balances at March 31, 2025	496,339	$48	393,014	$39	$8,091,174	$(6,475,092)	$36,488	$(779,742)	$872,915
Exercise of stock options	736	—	—	—	2,908	—	—	—	2,908
Stock-based compensation	—	—	—	—	89,792	—	—	—	89,792
Exercise of warrants	74	—	—	—	2,212	—	—	—	2,212
Purchase of treasury stock for RSU withholding	(780)	—	—	—	—	—	—	(27,534)	(27,534)
Shares issued under Employee Stock Purchase Plan	218	—	—	—	6,900	—	—	—	6,900
Shares issued for contingent consideration	110	—	—	—	4,962	—	—	—	4,962
Restricted stock unit vesting	2,226	—	—	—	—	—	—	—	—
Purchase of treasury stock under Stock Repurchase Program	(2,872)	—	—	—	—	—	—	(100,463)	(100,463)
Net income (loss)	—	—	—	—	—	157,936	—	—	157,936
Balances at June 30, 2025	496,051	$48	393,014	$39	$8,197,948	$(6,317,156)	$36,488	$(907,739)	$1,009,628
See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss) attributable to common stockholders	$(46,540)	$124,072
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	152,003	135,415
Non-cash interest (income) expense, net	2,451	939
Stock-based compensation	147,769	163,547
(Gain) loss on remeasurement of warrant liabilities	—	3,356
(Gain) loss from equity method investments	(6,968)	236
Deferred income taxes	(215)	96
Other non-cash (gain) loss, net	(26,303)	(16,422)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	23,498	(11,111)
Prepaid expenses and other current assets	(4,009)	(7,625)
Deposits and other non-current assets	2,220	2,759
Accounts payable and accrued expenses	(95,746)	(98,441)
Liabilities to users	(94,740)	(254,484)
Long-term income tax liability	9,341	7,953
Other long-term liabilities	240	4,615
Net cash flows provided by (used in) operating activities	$63,001	$54,905
Cash Flows from Investing Activities:
Purchases of property and equipment	$(11,671)	$(6,963)
Cash paid for internally developed software costs	(75,064)	(60,414)
Cash paid for gaming market access and licenses	(1,992)	(2,234)
Other investing activities	(4,717)	(4,667)
Net cash flows provided by (used in) investing activities	$(93,444)	$(74,278)
Cash Flows from Financing Activities:
Proceeds from Term B Loan, net	$—	$588,116
Repayment of Term B Loan principal	(3,000)	(1,500)
Purchase of treasury stock for RSU withholding	(43,480)	(101,852)
Purchase of treasury stock under Stock Repurchase Program	(154,218)	(242,741)
Proceeds from exercise of stock options	4,067	6,304
Proceeds from shares issued under Employee Stock Purchase Plan	9,987	6,900
Other financing activities	—	(2,093)
Net cash flows provided by (used in) financing activities	$(186,644)	$253,134
Net increase (decrease) in cash and cash equivalents, restricted cash, and cash reserved for users	(217,087)	233,761
Cash and cash equivalents, restricted cash, and cash reserved for users at the beginning of period	1,604,595	1,330,193
Cash and cash equivalents, restricted cash, and cash reserved for users at the end of period	$1,387,508	$1,563,954

Disclosure of cash and cash equivalents, restricted cash, and cash reserved for users
Cash and cash equivalents	$983,882	$1,261,969
Restricted cash	8,596	4,616
Cash reserved for users	395,030	297,369
Cash and cash equivalents, restricted cash, and cash reserved for users at the end of period	$1,387,508	$1,563,954

Supplemental Disclosure of Noncash Investing and Financing Activities:
Decrease in warrant liabilities from cashless exercise of warrants	$—	$11,185
Shares issued for contingent consideration	9,420	4,962
Stock-based compensation capitalized to internally developed software costs	13,553	11,955
Supplemental Disclosure of Cash Activities:
(Decrease) increase in cash reserved for users	$(74,419)	$(228,038)
Cash paid for interest	17,624	9,421
Cash paid for income taxes, net of refunds	2,440	8,186
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
As of June 30, 2026, 39 U.S. states, the District of Columbia and Puerto Rico have some form of authorized sports betting. Of those 41 jurisdictions, 33 have legalized online sports betting. All 33 jurisdictions are live, and DraftKings operates in 29 of them. As of June 30, 2026, the U.S. jurisdictions with statutes legalizing iGaming are Connecticut, Delaware, Maine, Michigan, New Jersey, Pennsylvania, Rhode Island and West Virginia.
As of June 30, 2026, we operate our Sportsbook offering in Arizona, Arkansas, Colorado, Connecticut, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Missouri, New Hampshire, New Jersey, New York, North Carolina, Ohio, Oregon, Pennsylvania, Puerto Rico, Tennessee, Vermont, Virginia, Washington, D.C., West Virginia, Wyoming, and Ontario, Canada, and we operate retail sportsbooks in Arizona, Colorado, Connecticut, Illinois, Iowa, Kansas, Kentucky, Louisiana, Michigan, Mississippi, New Hampshire, New Jersey, Washington, Wisconsin and Puerto Rico. As of June 30, 2026, we offer our iGaming offering in Connecticut, Michigan, New Jersey, Pennsylvania, West Virginia and Ontario, Canada. We also have arrangements in place with land-based casinos to expand operations into additional states upon the passing of relevant legislation, the issuance of related regulations and the receipt of required licenses.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 clarifies the applicability of interim reporting guidance and reorganizes and clarifies interim disclosure requirements under ASC 270, Interim Reporting, including the addition of a disclosure principle requiring disclosure of material events occurring since the most recent annual reporting period. ASU 2025-11 is effective for interim reporting periods within annual periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of this standard and do not expect this standard to have a material impact on our consolidated financial statements.
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
Operating results for Railbird on and after the Railbird Acquisition Date are included in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2026. The amount of revenue and earnings attributable to the Railbird business from the Railbird Acquisition Date through June 30, 2026, which is included within revenue and loss attributable to common stockholders in the Company’s condensed consolidated statements of operations, is not material. Pro forma financial information for the acquisition has not been presented because the impact of this acquisition was immaterial to our consolidated financial statements.
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

(2)The Company recorded a fair value estimate of the contingent consideration, as disclosed in “Note 6 – Fair Value Measurements”. Contingent payments have a maximum value of up to $200 million, 47.5% of which will be contingent consideration and 52.5% of which will be recorded as compensation under ASC 805, Business Combinations. The payments will be settled, at the Company’s option, in shares of the Company’s Class A common stock or in a combination of shares of the Company’s Class A common stock and cash; provided that, for each Railbird equityholder that is an accredited investor, shares of the Company’s Class A common stock will represent at least 70% of the contingent consideration such equityholder receives. The Company’s Class A common stock to be issued as contingent payment will be valued on the basis of a 30-day volume-weighted average price of the Company’s Class A common stock determined at or around the issuance thereof based on certain post-closing performance metrics.

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
Goodwill represents the excess of the gross consideration transferred over the difference between the fair value of the underlying net assets acquired and the underlying liabilities assumed. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of benefits from securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a market participant, as well as acquiring a talented workforce and cost savings opportunities. Goodwill recognized is not deductible for tax purposes. Goodwill associated with the Railbird Transaction is assigned as of the Railbird Acquisition Date to the Company’s prediction markets reporting unit, which was established in 2025 as a result of the launch of our Prediction Markets offering.
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
Transaction Costs
For the year ended December 31, 2025, the Company incurred $5.5 million in advisory, legal, accounting and management fees in connection with the Railbird Transaction, which were included in general and administrative expenses on the Company’s consolidated statements of operations. We did not incur any such costs in the three and six months ended June 30, 2026 or June 30, 2025.

4.Intangible Assets
As of June 30, 2026, intangible assets, net consists of the following:

	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Developed technology	3.0 years	$586,082	$(378,726)	$207,356
Internally developed software	2.3 years	558,471	(304,042)	254,429
Gaming market access and licenses	6.6 years	288,824	(114,611)	174,213
Customer relationships	5.0 years	344,000	(164,244)	179,756
Trademarks, tradenames and other	4.6 years	38,890	(17,203)	21,687
Total		$1,816,267	$(978,826)	$837,441
As of December 31, 2025, intangible assets, net consists of the following:

	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Developed technology	3.4 years	$586,409	$(338,358)	$248,051
Internally developed software	2.3 years	475,814	(254,285)	221,529
Gaming market access and licenses	6.7 years	287,524	(91,575)	195,949
Customer relationships	5.5 years	344,000	(144,326)	199,674
Trademarks, tradenames and other	5.1 years	43,120	(19,122)	23,998
Total		$1,736,867	$(847,666)	$889,201

Amortization expense was $75.3 million and $142.0 million for the three and six months ended June 30, 2026, respectively, and $60.8 million and $126.5 million for the three and six months ended June 30, 2025, respectively.
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
Revolving loans under the Revolving Credit Facility bear interest at the Company’s election at either (i) Term SOFR (as defined in the Credit Agreement), plus an applicable margin ranging from 1.75% to 2.25% depending on the Company’s Net First Lien Leverage Ratio (as defined in the Credit Agreement) or (ii) a base rate that is equal to the greatest of (a) the federal funds rate plus 0.50%, (b) the prime rate and (c) Term SOFR for a one month interest period plus 1.00%, in each case plus an additional applicable margin ranging from 0.75% to 1.25% depending on the Company’s Net First Lien Leverage Ratio. In addition, the Company is required to pay a commitment fee quarterly in arrears ranging from 0.25% to 0.375% per annum of the unused portion of the Revolving Credit Facility depending on the Company’s Net First Lien Leverage Ratio. As of June 30, 2026, the Credit Agreement provided a Revolving Credit Facility of up to $500.0 million, and there was no principal outstanding thereunder. As of June 30, 2026, $11.9 million in letters of credit were issued under the Revolving Credit Facility, with $488.1 million available for borrowing.
On March 4, 2025, the Company entered into a first amendment to the Credit Agreement, providing for a new class of incremental term loans under the Credit Agreement in an aggregate principal amount of $600.0 million (the “Term B Facility” and, such term loans, the “Term B Loan”). The Term B Facility matures on March 4, 2032, and all unpaid borrowings, together with accrued and unpaid interest thereon, are repayable on such date (unless extended in accordance with the terms of the Credit Agreement). In addition, 1.00% of the aggregate outstanding principal amount of the Term B Loan is payable per annum in quarterly installments. In connection with the borrowing of the Term B Loan, the Company incurred $11.9 million of lender fees and $3.1 million of debt financing costs, which are being amortized through the maturity date. The amortization of debt issuance costs was $0.5 million and $1.0 million for the three and six months ended June 30, 2026, respectively, and $0.5 million and $0.7 million for the three and six months ended June 30, 2025, respectively, which is included in Interest income (expense), net on the Company’s condensed consolidated statements of operations.
The Term B Loan under the Term B Facility bears interest at the Company’s election at either (x) in the case of Term SOFR Loans, Term SOFR plus an applicable margin of 1.75% per annum, or (y) in the case of ABR Term Loans, ABR plus an applicable margin of 0.75% per annum (with each of the capitalized terms used in clauses (x) and (y) as defined in the Credit Agreement). As of June 30, 2026, the aggregate principal amount of the Term B Loan outstanding was $592.5 million, which bore interest at a weighted-average rate of 5.39% per annum. As of June 30, 2026, the fair value of the Term B Loan approximates the carrying value, which was calculated using quoted market prices for similar debt instruments and other observable market inputs, which is a Level 2 fair value measurement.
The performance of the Company’s obligations under the Credit Agreement is secured by a first-priority security interest on substantially all of its assets. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including dividend restrictions, a public corporate credit rating requirement for so long as any Term B Loans are outstanding, and, with respect to the Revolving Credit Facility only, a financial covenant that the Company is required to maintain a Net First Lien Leverage Ratio not to exceed 4.50:1.00, which is tested only if the aggregate amount of (i) revolving loans outstanding and (ii) letters of credit outstanding under the Revolving Credit Facility in excess of a specified threshold (unless cash collateralized) is in excess of 40% of the total commitments under the Revolving Credit Facility. As of June 30, 2026, the Company was not required to test the covenant as the aggregate amount of the revolving loans outstanding and the letters of credit outstanding did not exceed 40% of the total commitments under the Revolving Credit Facility.
Convertible Notes and Capped Call Transactions
In March 2021, DraftKings Holdings Inc. (formerly DraftKings Inc.), a Nevada corporation (“Old DraftKings”), issued zero-coupon convertible senior notes in an aggregate principal amount of $1,265.0 million, which includes proceeds from the full exercise of the over-allotment option (collectively, the “Convertible Notes”). The Convertible Notes will mature on March 15, 2028 (the “Notes Maturity Date”), subject to earlier conversion, redemption or repurchase. In connection with the issuance of the Convertible Notes, Old DraftKings incurred $17.0 million of lender fees and $1.7 million of debt financing costs, which are being amortized through the Notes Maturity Date. The amortization of debt issuance costs was $0.7 million and $1.3 million for the three and six months ended June 30, 2026, respectively, and $0.7 million and $1.3 million for the three and six months ended June 30, 2025, respectively, which is included in Interest income (expense), net on the Company’s condensed consolidated statements of operations. The Convertible Notes represent senior unsecured obligations of Old DraftKings. The related debt issuance costs are being amortized through the Notes Maturity Date.
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
Prior to September 15, 2027, the Convertible Notes will be convertible by the holder only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the Notes Maturity Date. Old DraftKings will satisfy any conversion election by paying or delivering, as the case may be, cash, shares of DraftKings Inc.’s Class A common stock or a combination of cash and shares of DraftKings Inc.’s Class A common stock. As of June 30, 2026, no conditions were met to allow for the conversion of the Convertible Notes by any holder.
In connection with the pricing of the Convertible Notes and the exercise of the over-allotment option to purchase additional notes, Old DraftKings entered into privately negotiated capped call transactions (the “Capped Call Transactions”). The Capped Call Transactions have a strike price of $94.85 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Convertible Notes. The Capped Call Transactions have an initial cap price of $135.50 per share, subject to certain adjustments. The Capped Call Transactions are expected generally to reduce potential dilution to DraftKings Inc.’s Class A common stock upon any conversion of Convertible Notes. As the transaction qualifies for equity classification, the net cost of $124.0 million incurred in connection with the Capped Call Transactions was recorded as a reduction to additional paid-in capital on the Company’s condensed consolidated balance sheets.

As of June 30, 2026, the Company’s convertible debt balance was $1,260.4 million, net of unamortized debt issuance costs of $4.6 million. Although recorded at amortized cost on the Company’s condensed consolidated balance sheets, the estimated fair value of the Convertible Notes was $1,177.5 million and $1,158.7 million as of June 30, 2026 and December 31, 2025, respectively, which was calculated using the estimated or actual bids and offers of the Convertible Notes in an over-the-counter market on the last business day of the period, which is a Level 1 fair value measurement.
As of June 30, 2026, the future principal payments for the Term B Loan and Convertible Notes were as follows:

Years Ending December 31,
July 1, 2026 to December 31, 2026	$2,959
2027	5,874
2028	1,270,815
2029	5,757
2030	5,700
Thereafter	566,432
Total	$1,857,537
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
As of June 30, 2026 and December 31, 2025, the Company’s estimated contingent liability for indirect taxes was $90.5 million and $90.1 million, respectively. The estimated contingent liability for indirect taxes is recorded within other long-term liabilities on the condensed consolidated balance sheets and general and administrative expenses on the condensed consolidated statements of operations.
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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value as of June 30, 2026 and December 31, 2025 based on the three-tier fair value hierarchy:

	June 30, 2026
	Level 1	Level 2		Level 3		Total
Assets
Cash equivalents:
Money market funds	$107,390	$—		$—		$107,390
Other non-current assets:
Derivative instruments	$—	$—		$7,059	(2)	$7,059
Equity securities	—	9,127	(1)	—		9,127
Total	$107,390	$9,127		$7,059		$123,576

Liabilities
Other current liabilities	$—	$—		$245	(3)	$245
Other long-term liabilities	—	—		35,441	(3)	35,441
Total	$—	$—		$35,686		$35,686

	December 31, 2025
	Level 1	Level 2		Level 3		Total
Assets
Cash equivalents:
Money market funds	$184,212	$—		$—		$184,212
Other non-current assets:
Derivative instruments	$—	$—		$7,059	(2)	$7,059
Equity securities	—	9,127	(1)	—		9,127
Total	$184,212	$9,127		$7,059		$200,398

Liabilities
Other current liabilities	$—	$—		$14,900	(3)	$14,900
Other long-term liabilities	—	—		59,534	(3)	59,534
Total	$—	$—		$74,434		$74,434

(1)Represents the Company’s non-marketable equity securities, which are classified as Level 2 because the Company measures these assets to fair value using observable inputs for similar investments of the same issuer. The Company has elected the remeasurement alternative for these assets.
(2)Represents the Company’s derivative instruments held in other public and privately held entities. The Company measures these derivative instruments to fair value using option pricing models and, accordingly, classifies these assets as Level 3. There were no new Level 3 derivative instruments sold, purchased by or issued to the Company during the six months ended June 30, 2026. The table below includes a range and an average weighted by relative fair value of the significant unobservable inputs used to measure these Level 3 derivative instruments to fair value. The key inputs to the valuations are underlying stock price, volatility and risk free rate. A change in these significant unobservable inputs might result in a significantly higher or lower fair value measurement at the reporting date. Changes to fair value of these instruments are recorded in Other gain (loss), net on the condensed consolidated statements of operations.
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

	June 30, 2026	December 31, 2025
Significant Unobservable Inputs of Level 3 Investments	Range (Weighted Average)	Range (Weighted Average)
Revenue volatility	10.6% - 19.8% (18.4%)	10.6% - 17.3% (15.3%)
Equity volatility	45.0% - 56.6% (53.2%)	45.0% - 54.2% (51.0%)
Operational leverage ratio	35.0% - 75.0% (38.4%)	61.0% - 75.0% (65.4%)

The following table provides a roll forward of the recurring Level 3 fair value liability measurements:

	2026	2025
Opening Balance at January 1	$74,434	$77,965
Fair value adjustment to contingent consideration liabilities	(28,696)	(20,096)
Settlement of contingent consideration liabilities	(10,052)	(3,300)
Balance at June 30	$35,686	$54,569

7.Revenue Recognition
Deferred Revenue

The Company includes deferred revenue within accounts payable and accrued expenses and liabilities to users in the condensed consolidated balance sheets. The deferred revenue balances were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Deferred revenue, beginning of the period	$131,726	$133,700	$174,750	$166,463
Deferred revenue, end of the period	$149,015	$116,258	$149,015	$116,258
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$109,236	$114,776	$171,618	$154,413

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
Revenue Disaggregation

We disaggregate revenue from contracts with customers by Sports (as defined below), iGaming and Other (as defined below), as we believe it best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
Disaggregation of revenue for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sports	$891,883	$997,872	$1,986,436	$1,879,829
iGaming	461,930	429,660	923,230	853,131
Other	89,422	84,975	179,645	188,353
Total Revenue	$1,443,235	$1,512,507	$3,089,311	$2,921,313

Sports revenue includes online sportsbook, retail sportsbook, and Prediction Markets revenue. Other revenue primarily includes Fantasy, Lottery and interest income on customer deposits. The opening and closing balances of the Company’s accounts receivable from contracts with customers were $105.6 million and $82.1 million for the six months ended June 30, 2026, respectively, and $57.8 million and $69.0 million for the six months ended June 30, 2025, respectively.

8.Stock-Based Compensation
The Company has historically issued three types of stock-based compensation: time-based awards, long-term incentive plan (“LTIP”) awards and performance-based stock compensation plan (“PSP”) awards. Time-based awards are equity awards that tie vesting to length of service with the Company and generally vest over a four-year period in annual and/or quarterly installments. LTIP awards are performance-based equity awards that are used to establish longer-term performance objectives and incentivize management to meet those objectives. PSP awards are performance-based equity awards which establish performance objectives related to one or two particular fiscal years. LTIP awards generally vest when revenue and/or Adjusted EBITDA targets are achieved, among other conditions, while PSP awards generally vest upon achievement of revenue and/or Adjusted EBITDA targets and have a range of payouts, among other conditions. All stock-based compensation awards expire seven to ten years after the grant date thereof.
The following table shows restricted stock unit (“RSU”) and stock option activity for the six months ended June 30, 2026:

	Options	RSUs			Total	Weighted Average Exercise Price of Options	Weighted Average Fair Market Value of RSUs
		Time-Based	PSP	LTIP
Outstanding at December 31, 2025	18,006	13,584	7,866	409	39,865	$10.03	$31.16
Granted	—	12,542	6,217	—	18,759	—	23.39
Exercised options / vested RSUs	(1,880)	(4,669)	(584)	(204)	(7,337)	2.11	29.07
Change in awards due to performance multiplier	—	—	(76)	—	(76)	—	21.76
Forfeited	(255)	(982)	(76)	(21)	(1,334)	57.35	31.46
Outstanding at June 30, 2026	15,871	20,475	13,347	184	49,877	$10.20	$27.20

As of June 30, 2026, total unrecognized stock-based compensation expense of $676.0 million related to granted, and unvested, stock-based compensation arrangements is expected to be recognized over a weighted-average period of 2.8 years. The following table shows stock-based compensation expense for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Options	RSUs	Total	Options	RSUs	Total
Time-Based (1)	$1,369	$55,790	$57,159	$1,964	$54,629	$56,593
PSP (2)	—	25,284	25,284	—	28,045	28,045
LTIP (2)	—	111	111	—	63	63
Total	$1,369	$81,185	$82,554	$1,964	$82,737	$84,701

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Options	RSUs	Total	Options	RSUs	Total
Time-Based (1)	$4,192	$110,618	$114,810	$3,900	$97,321	$101,221
PSP (2)	—	32,734	32,734	—	61,215	61,215
LTIP (2)	—	225	225	—	1,111	1,111
Total	$4,192	$143,577	$147,769	$3,900	$159,647	$163,547

(1) Time-based awards vest and are expensed over a defined service period.
(2) PSP and LTIP awards vest based on defined performance criteria and are expensed based on the probability of achieving such criteria.

9.Income Taxes
The Company’s income tax provision (benefit) for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income tax provision (benefit)	$(1,797)	$11,790	$4,572	$6,190

The effective tax rates for the three months ended June 30, 2026 and 2025 were 2.5% and 6.9%, respectively, and the effective tax rates for the six months ended June 30, 2026 and 2025 were negative 9.3% and 4.7%, respectively. The difference between the Company’s effective tax rates for the three and six months ended June 30, 2026 and 2025 and the U.S. statutory tax rate of 21% was primarily due to a valuation allowance related to the Company’s deferred tax assets, offset partially by current state tax and current foreign tax. The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized.

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
The following table presents revenue, significant expenses, and net income (loss) for our consolidated segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenue	$1,443,235	$1,512,507	$3,089,311	$2,921,313
Less:
Cost of revenue: Gaming taxes	519,646	501,929	1,089,177	985,332
Cost of revenue: Other (1)	296,816	291,736	610,012	586,345
Adjusted sales and marketing expenses (2)	310,970	222,898	702,452	556,096
Adjusted product and technology expenses (2)	100,090	87,556	197,707	175,009
Adjusted general and administrative expenses (2)	101,116	107,744	207,514	215,257
Depreciation and amortization	80,342	65,299	152,003	135,415
Interest (income) expense, net	7,434	(665)	13,173	(5,060)
Stock-based compensation	82,554	84,701	147,769	163,547
Income tax provision (benefit)	(1,797)	11,790	4,572	6,190
Other segment items (3)	13,674	(18,417)	11,472	(20,890)
Consolidated net income (loss)	$(67,610)	$157,936	$(46,540)	$124,072

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

11.Earnings (Loss) Per Share
The computation of earnings (loss) per share and weighted-average shares of the Company’s Class A common stock outstanding for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to common stockholders – basic	$(67,610)	$157,936	$(46,540)	$124,072
Loss (gain) on remeasurement of contingent consideration	—	(990)	—	(1,483)
Net income (loss) attributable to common stockholders – diluted	$(67,610)	$156,946	$(46,540)	$122,589
Denominator:
Weighted-average Class A common stock shares outstanding – basic	496,089	496,517	495,234	494,945
Weighted-average diluted impact of options and RSUs (1)	—	19,578	—	21,109
Weighted-average diluted impact of contingent consideration (1)	—	—	—	—
Weighted-average diluted impact of convertible notes (2)	—	13,337	—	13,337
Weighted-average diluted impact of warrant liabilities (1)	—	22	—	160
Weighted-average Class A common stock outstanding – diluted	496,089	529,454	495,234	529,551

Basic earnings (loss) per share attributable to common stockholders:	$(0.14)	$0.32	$(0.09)	$0.25
Diluted earnings (loss) per share attributable to common stockholders:	$(0.14)	$0.30	$(0.09)	$0.23
(1) Calculated using treasury stock method
(2) Calculated using if-converted method

There were no preferred or other dividends declared for the three and six months ended June 30, 2026. The below table includes the total securities potentially dilutive for the three and six months ended June 30, 2026 and 2025, which have been excluded from the computation of diluted earnings (loss) per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Class A common stock resulting from exercise of all warrants	—	1,074	—	1,074
Stock Options and RSUs	49,877	22,964	49,877	20,916
Convertible notes	13,337	—	13,337	—
Total	63,214	24,038	63,214	21,990

The Company has contingent consideration arrangements related to business combinations as disclosed in “Note 3 – Business Combinations.” Certain potential shares associated with these arrangements have been excluded from the computations and tables above as they are contingently issuable, and the contingency to which the issuance relates was not met at the end of the reporting period.

12.Related-Party Transactions
Equity Method Investments
The Company has committed to invest up to $17.5 million in DBDK Venture Fund I, LP, in which the Company holds a 28.6% ownership interest, and $21.0 million in DBDK Fund II, LP, in which the Company holds a 35.0% ownership interest. Both funds are Delaware limited partnerships and are both managed by Drive by DraftKings, LLC (“DBDK”). As of June 30, 2026, the Company had invested a total of $13.5 million and $3.7 million of the total commitment in DBDK Venture Fund I, LP and DBDK Fund II, LP, respectively. The Company also provides office space and general operational support to DBDK, which is partially owned by DKFS, LLC, an equity-method affiliate in which the Company has a 49.9% membership interest, in exchange for services-in-kind. The operational support is primarily general and administrative services.
Aircraft
On each of March 30, 2026 and 2025, the Company renewed a one-year lease of an aircraft from an entity solely owned by Mr. Robins, pursuant to which Mr. Robins’ entity leased the aircraft to the Company for $0.6 million for a one-year period (the “Aircraft Leases”). The Company covered all operating, maintenance and other expenses associated with the aircraft. The audit committee of the Company’s Board of Directors and the Board of Directors approved such arrangements, as well as the Aircraft Leases, based on, among other things, the requirements in certain executive officers’ security programs that such executives and their respective family members fly private and the audit committee’s and the Board of Directors’ assessment that such an arrangement is more efficient and flexible and better ensures safety, confidentiality and privacy. During the three and six months ended June 30, 2026 and 2025, the Company incurred $0.1 million and $0.2 million of expense under the Aircraft Leases, respectively, in each period.

13.Commitments and Contingencies
Contractual Obligations and Contingencies
The Company is a party to several non-cancelable contracts with vendors under which the Company is obligated to make future minimum payments under the terms of these contracts as follows:

Years Ending December 31,
From July 1, 2026 to December 31, 2026	$290,252
2027	575,324
2028	485,560
2029	426,786
2030	174,769
Thereafter	40,908
Total	$1,993,599
Surety Bonds

As of June 30, 2026, the Company has been issued $510.0 million in surety bonds at a combined annual premium cost of 0.45%, which are held for certain regulators’ use and benefit in order for the Company to satisfy state license requirements. There have been no claims against such bonds, and the likelihood of future claims is remote.
Stock Repurchase Program

On July 30, 2024, the Company’s Board of Directors authorized the repurchase of an aggregate of up to $1.0 billion of the Company’s Class A common stock (the “Stock Repurchase Program”). On November 6, 2025, our Board of Directors approved a $1.0 billion increase to our existing stock repurchase authorization, which increased the aggregate share repurchase authorization to $2.0 billion of our Class A common stock. Under the Stock Repurchase Program, the Company may make repurchases of its Class A common stock through open market purchases, privately negotiated transactions or other transactions in accordance with applicable securities laws, subject to market conditions and other factors. The Company’s Stock Repurchase Program does not require it to acquire any specific number or amount of its Class A common stock and may be terminated at any time. The Company may enter into Rule 10b5-1 plans from time to time to facilitate repurchases of its Class A common stock in connection with its Stock Repurchase Program.
The Company repurchased 2.3 million shares and 2.9 million shares for $55.6 million and $100.5 million during the three months ended June 30, 2026 and 2025, respectively, and 5.5 million shares and 6.5 million shares for $154.2 million and $242.7 million during the six months ended June 30, 2026 and 2025, respectively, under the Stock Repurchase Program.
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
On April 16, 2018, the parties filed a notice of agreed non-suit without prejudice, and we re-filed our lawsuit against the Texas Attorney General in Travis County. On April 17, 2018, the Dallas County court granted the parties’ agreed non-suit without prejudice, thereby dismissing the Dallas County lawsuit without prejudice. FanDuel filed a petition in intervention on August 24, 2018, seeking essentially the same relief as the Company seeks. The parties filed an agreed motion to extend the scheduling order seeking, among other things, to change the non-jury trial date to January 18, 2027. On July 30, 2026, DraftKings and FanDuel each filed notices of nonsuit (without prejudice).
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
On September 9, 2025, DraftKings and FanDuel jointly moved to dismiss Steiner’s amended complaint. On November 19, 2025, the Circuit Court granted the motion to dismiss the amended complaint with prejudice.
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
On September 10, 2025, DraftKings filed a motion to dismiss the second amended complaint. On November 19, 2025, the District Court granted the motion in part and denied it in part, allowing plaintiffs’ CFA and common law fraud claims as to the “risk free” promotion to proceed, as well as an equitable fraud claim concerning the casino deposit match promotion. DraftKings filed its answer to the second amended complaint on December 17, 2025.
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
On August 8, 2025, the court ordered the parties to provide a supplemental brief setting forth the basis for the court’s subject matter jurisdiction under the Class Action Fairness Act in light of the mandatory “local controversy exception”

contained in 28 U.S.C. §1332(d)(4)(A). On November 20, 2025, the District Court ruled that it had jurisdiction under the Class Action Fairness Act. On November 25, 2025, the District Court denied DraftKings’ motion to dismiss the First Amended Complaint. On December 23, 2025, DraftKings filed a motion to certify an interlocutory appeal pursuant to 28 U.S.C. § 1292(b) on the issue of whether a mobile app, or its specific features (e.g., the app interface), can be a “product” for purposes of Illinois product liability law. On February 26, 2026, the District Court denied DraftKings’ motion to certify. On March 26, 2026, DraftKings filed a motion for reconsideration of the District Court’s order denying certification, and on April 1, 2026, the District Court denied DraftKings’ motion for reconsideration. On June 1, 2026, the District Court referred the case to a magistrate judge for discovery supervision.
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
On January 20, 2026, DraftKings informed the District Court of the filing of the IPR petitions, and on January 21, 2026, the District Court entered an order staying DraftKings’ motion to dismiss pending the final resolution of the IPRs through final written decision of the PTAB. On June 12, 2026, the PTAB denied institution of DraftKings’ IPR petition for the ’189 Patent. On July 2, 2026, the PTAB granted institution of DraftKings’ IPR petition for the ’883 Patent. The PTAB is expected to issue a final written decision on that IPR by July 2, 2027.
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
On May 5, 2025, DraftKings filed a motion to dismiss the complaint. On May 14, 2025, the court granted the District of Columbia’s motion to intervene. On June 16, 2025, plaintiff filed its opposition to defendants’ motions to dismiss; on June 23, 2025, the District of Columbia filed a brief in support of defendants’ motion to dismiss; on July 7 2025, DraftKings filed its reply in support of its motion to dismiss and plaintiff filed its response to the District of Columbia’s brief; and on July 14, 2025, the District of Columbia filed its reply. On September 24, 2025, the District of Columbia notified the court that the D.C. Council had amended D.C. Code § 16-1702 to clarify that it does not apply to sports betting authorized under the SWLAA, and that the amendment would become permanent after review by Congress. On September 29, 2025, plaintiff filed a response arguing that the amendment violated PASPA. On March 26, 2026, the District Court dismissed the complaint with prejudice, concluding that it was barred by the amendment to D.C. Code § 16-1702. Plaintiff filed its notice of appeal to the United States Court of Appeals for the District of Columbia Circuit on April 9, 2026, and filed its opening brief on July 27, 2026.
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
On May 7, 2025, the defendants removed the lawsuit from state court to the United States District Court for the District of Maryland (Northern Division). On June 6, 2025, the City filed a motion to remand the case to state court. On November 10, 2025, the District Court granted the plaintiff’s motion to remand. On November 12, 2025, defendants filed a notice of appeal of the remand order, and on November 13, 2025, the state court stayed and administratively closed the case, subject to reopening once the appeal has been adjudicated. On January 28, 2026, the defendants filed their opening appellate brief. The City filed its response on February 23, 2026, and the defendants filed their reply on March 19, 2026. The appeal remains pending.
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
Macek I

On April 18, 2025, plaintiffs Kenneth Macek, Matthew Harner, Avi Setton, Lionel Alicea, and Robert Walker, individually and on behalf of all others similarly situated, filed a purported class action complaint against DraftKings Inc., Crown PA Gaming Inc. dba DraftKings, and Golden Nugget Online Gaming LLC (“Golden Nugget Online Gaming”) in the United States District Court, Eastern District of Pennsylvania. Among other things, plaintiffs allege that the Company’s “risk-free” and “no sweat” promotions, and the promotion that offered new customers an opportunity to earn up to 1,000 site credits as a sportsbook deposit match, as well as promotions that offered site credits in connection with a casino deposit match, were unfair, unconscionable, and misleading (collectively, the “Promotions Claims”). Plaintiffs also allege that DraftKings targets players with gaming addiction issues, including by assigning certain players with VIP hosts. Plaintiffs assert causes of action for violation of the Pennsylvania Unfair Trade Practices and Consumer Protection Law, negligence, intentional misrepresentation, failure to warn, fraudulent inducement, unjust enrichment, intentional infliction of emotional distress and conversion. Plaintiffs seek, among other things, unspecified compensatory damages, punitive damages, attorney fees and costs. Plaintiffs seek to certify a nationwide class relating to the Promotions Claims, of: (i) anyone who participated in the casino deposit match promotion and lost part or all of their initial deposit (with a Pennsylvania subclass); (ii) anyone who allegedly opted into the “risk free” or “no sweat” promotion (with a Pennsylvania subclass); and (iii) anyone who allegedly deposited money in response to the 1,000 new customer sportsbook deposit match promotion (with a Pennsylvania subclass). Plaintiffs also seek to certify a class relating to alleged addiction claims, of (i) anyone who developed or displayed problem gaming behavior and was allegedly targeted by DraftKings’ VIP hosts or promotions or otherwise induced to game or continue to game (with a Pennsylvania subclass); and (ii) anyone who was allegedly permitted to continue gaming after self-excluding or who asked DraftKings to suspend or close their account (with a Pennsylvania subclass).
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
On July 29, 2025, DraftKings filed a motion to dismiss. On March 23, 2026, the District Court granted the motion as to all claims and dismissed all claims with prejudice (except for a conversion claim of one plaintiff, which it transferred to Pennsylvania state court), and ordered the case closed. On April 17, 2026, plaintiffs filed a notice of appeal, and on July 7, 2026, plaintiffs filed their opening appellate brief and a motion to certify a question of state law to the Pennsylvania Supreme Court.
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
Macek II

On July 15, 2025, plaintiffs Kenneth Macek, Matthew Harner, Avi Setton, Lionel Alicea, and Robert Walker, individually and on behalf of all others similarly situated, filed a purported class action complaint against DraftKings Inc., Crown PA Gaming Inc. dba DraftKings, and Golden Nugget Online Gaming in the United States District Court, Eastern District of Pennsylvania. Among other things, plaintiffs allege that the Company’s “risk-free” and “no sweat” promotions (collectively, the “No Risk Promotions”), and the promotion that offered new customers an opportunity to earn up to 1,000 site credits as a sportsbook deposit match (the “Sportsbook Deposit Promotion”), as well as DraftKings’ and Golden Nugget Online Gaming’s respective promotions that offered site credits in connection with a casino deposit match (collectively, the “Casino Deposit Promotion”), were unfair, unconscionable, and misleading. Plaintiffs bring consumer protection, fraud, and unjust enrichment claims seeking, among other things, unspecified compensatory damages, punitive damages, attorney fees and costs. Plaintiffs seek to certify a nationwide class of (i) anyone who participated in DraftKings’ or Golden Nugget Online Gaming’s Casino Deposit Promotion and lost part or all of their initial deposit (with a Pennsylvania subclass); (ii) anyone who allegedly opted into DraftKings’ No Risk Promotions and lost their bet (with a Pennsylvania subclass); and (iii) anyone who allegedly deposited money in response to DraftKings’ $1,000 Sportsbook Deposit Promotion (with a Pennsylvania subclass).
On September 16, 2025, DraftKings filed its motion to dismiss. On September 30, 2025, plaintiffs filed their response, in which they withdrew two of their three fraud claims. On October 7, 2025, DraftKings filed its reply. Also on September 16, 2025, DraftKings filed a motion to consolidate Macek I and Macek II for all purposes.

On April 8, 2026, the District Court granted in part and denied in part DraftKings’ motion to dismiss. The District Court denied the motion to consolidate as moot given that it granted the motion to dismiss Macek I.
On May 13, 2026, plaintiffs filed a first amended complaint (“FAC”). On May 27, 2026, DraftKings filed a motion to dismiss the FAC, which the court denied on June 17, 2026. As a result, the case will proceed with the following claims: (1) violation of Pennsylvania’s Unfair Trade Practices and Consumer Protection Law based on the Casino Deposit Promotion (Count I), No Risk Promotions (Count III), and Sportsbook Deposit Promotion (Count IV); (2) an intentional misrepresentation claim based on the Casino Deposit Promotion only (Count II); (3) and an unjust enrichment claim (Count V) based on the Casino Deposit Promotion, No-Risk Promotions, and Sportsbook Deposit Promotion. Counts I, II, and V are asserted against Golden Nugget Online Gaming in addition to DraftKings Inc. and Crown PA Gaming Inc. Defendants filed an answer on July 15, 2026. An initial pretrial conference is scheduled for August 26, 2026.
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
Plaintiffs bring claims under California’s Unfair Competition Law (“UCL”) and Consumer Legal Remedies Act (“CLRA”), and seek, among other things, injunctive relief, restitution, disgorgement, and attorneys’ fees and costs. Plaintiffs seek to represent a purported class of all California residents who allegedly placed a bet or wager on DraftKings’ alleged Daily Fantasy Sports and Pick6 gambling websites while physically located in California. On July 11, 2025, plaintiffs filed a Notice Regarding Legal Opinion Issued By The California Attorney General enclosing an opinion from the California Attorney General (Opinion No. 23-1001) in which the California Attorney General opined that “California law prohibits the operation of daily fantasy sports games with players physically located within California.” On July 14, 2025, two other actions pending in the Northern District of California were referred sua sponte by the court to the Judge assigned to Moore for determination on whether such actions should be related under Civil Local Rule 3-12(e) (Beltran v. FanDuel, Inc., Case No. 25-cv-5586-JSC; Head v. Underdog Sports, LLC, Case No. 25-cv-5542-JST). On July 16, 2025, the court referred sua sponte a third pending action for the same determination (Franks v. Prize Picks, Case No. 25-cv-4916-JD). On July 24, 2025, the court assigned to Moore held that those three actions were related to Moore and assigned all three cases to that court. On August 1, 2025, plaintiff Moore voluntarily dismissed his case without prejudice; and upon motion by the plaintiff, the District Court ordered that the case is now entitled Zhen v. DraftKings. On August 11, 2025, DraftKings filed its motion to dismiss, and on December 19, 2025, the court granted the motion to dismiss without prejudice.
On January 20, 2026, plaintiffs filed a first amended complaint that adds four new defendants: Crown Gaming Inc. and three individuals (Jason Robins, Matthew Kalish, and Paul Liberman) (the “First Amended Complaint”), in addition to DraftKings. Plaintiffs’ First Amended Complaint asserts nine causes of action arising from DraftKings’ alleged operation and marketing of its Daily Fantasy Sports and Pick6 offerings to users located in California. Plaintiffs bring claims under the UCL and the CLRA, and they added federal civil RICO claims under 18 U.S.C. §§ 1962(c) and 1962(d) (with civil remedies under § 1964(c)) asserted both against the three individual defendants and separately against all defendants (DraftKings Inc., Crown Gaming Inc., and those individuals). Plaintiffs also assert a gambling-loss recovery claim based on Cal. Civ. Code § 22.2 and the “Statute of Anne,” a claim under Cal. Penal Code § 496 (receipt of stolen property), and a claim for declaratory relief (28 U.S.C. § 2201). Plaintiffs seek injunctive and declaratory relief, restitution and other equitable relief, and, as pleaded, damages.
On March 30, 2026, DraftKings and the newly added defendants filed motions to dismiss the First Amended Complaint. On July 29, 2026, the District Court dismissed with prejudice all claims seeking monetary relief, including the RICO, Statute of Anne, and California Penal Code § 496 claims, as well as the damages/restitution components of the UCL and CLRA claims, holding that California public policy bars recovery of gambling losses absent express statutory authorization. The only remaining substantive claims are the UCL and CLRA claims seeking prospective declaratory and injunctive relief against DraftKings. The District Court also granted the motion to dismiss filed by Crown Gaming Inc. and the individual defendants, dismissing all claims against those defendants with prejudice.
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
Product Liability Matters

Beginning on March 24, 2026, the first of fourteen lawsuits focused primarily on product liability claims was filed by individual plaintiffs in state courts in Massachusetts, Illinois, New Jersey and Pennsylvania against DraftKings Inc., and its related individuals and entities, and in certain instances, FanDuel, Inc., and other third parties. The complaints allege, among other things, that DraftKings’ online betting platforms are defectively designed and unreasonably dangerous because they allegedly incorporate features intended to encourage continuous betting and compulsive gaming. Plaintiffs also allege that the DraftKings defendants failed to adequately warn users about the risks associated with the use of the platforms and engaged in deceptive and unfair conduct through the use of, among other things, targeted promotions and wagering opportunities, notifications, data-driven personalization, and “VIP” programs. The complaints assert various claims under state tort and statutory laws and assert claims for personal monetary losses and actual, compensatory, statutory and/or punitive damages for alleged emotional, financial and physical harms. DraftKings has filed preliminary objections in four of the Pennsylvania cases.
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

Interactive Games II

On April 2, 2026, Interactive Games LLC (“Interactive Games”) filed a complaint against DraftKings Inc. in the United States District Court for the District of Massachusetts alleging that DraftKings’ offerings infringe five patents. The following U.S. Patents are asserted against DraftKings’ mobile apps in the complaint: (1) U.S. Patent No. 12,409,382, entitled “Smart phone with wrapper application that checks whether the smart phone may use a gambling application”; (2) U.S. Patent No. 8,974,302, entitled “Multi-process communication regarding gaming information”; (3) U.S. Patent No. 12,548,404, entitled “Multi-level device verification for mobile gambling applications”; (4) U.S. Patent No. 12,400,518, entitled “System for facilitating online wagering with nearby mobile phones”; and (5) U.S. Patent No. 12,406,284, entitled “Mobile device proximity tracking for selective content delivery and formatting” (collectively, the “Interactive Games Patents”). On June 23, 2026, the Company filed a motion to dismiss, which remains pending.
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
The plaintiffs allege, among other things, that DraftKings’ online sports wagering platform is improperly designed and operated and incorporates features intended to encourage compulsive gaming. The plaintiffs further allege that DraftKings engaged in deceptive and unfair conduct through the use of targeted promotions, bonus bet promotions, repeated notifications, and data-driven personalization.
The plaintiffs assert claims for violation of New York General Business Law §§ 349 and 350, negligence, and unjust enrichment. The plaintiffs seek, among other things, unspecified compensatory damages, restitution, disgorgement, injunctive relief, attorneys’ fees and costs. The plaintiffs seek to certify a nationwide class and a New York subclass of users who allegedly maintained sportsbook accounts on defendants’ sportsbook platforms, were exposed to their promotions, live or in-game betting features, or repeated wagering communications and who deposited money, placed wagers or suffered losses on the platforms. On August 17, 2026, the District Court intends to hold a hearing to determine whether defendants may file a motion to dismiss.
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
National Collegiate Athletic Association

On March 20, 2026, the National Collegiate Athletic Association (“NCAA”) filed a complaint against DraftKings in the U.S. District Court for the Southern District of Indiana. Plaintiff alleges, among other things, that DraftKings’ use of “March Mania,” “March Madness,” “Elite 8,” and “Final 4” on DraftKings Network and in DraftKings’ sportsbook platform constitutes trademark infringement, unfair competition, and dilution under the federal Lanham Act. On March 23, 2026, plaintiff filed a motion for a temporary restraining order seeking to prevent DraftKings from using certain alleged NCAA trademarks during the then-pending NCAA college basketball tournaments. On March 26, 2026, the District Court denied plaintiff’s motion, holding that, although plaintiff had shown a sufficient likelihood of success on the merits on the preliminary record, the NCAA failed to show irreparable harm in view of the widespread use of the same phrases by DraftKings and numerous third parties over many years.
In an amended complaint filed on June 5, 2026, plaintiff added new allegations asserting similar claims with respect to the NCAA’s alleged “Sweet 16” trademark. Plaintiff seeks declaratory and injunctive relief, as well as disgorgement, damages, treble damages, and attorney’s fees and costs. On June 22, 2026, DraftKings filed its answer to the amended complaint.
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
Chan

On July 28, 2026, plaintiff Michael Chan filed a putative class action complaint against DraftKings Inc. and GUS III LLC (“GUS III”) in the U.S. District Court for the District of Massachusetts. Plaintiff alleges, among other things, that DraftKings Predictions offers unlawful sports betting. Specifically, Plaintiff alleges that event contracts on sporting events are unlawful in Alabama, California, Florida, Georgia, Minnesota, New Mexico, South Carolina, and Texas (the “Relevant States”).
Plaintiff asserts claims against DraftKings and GUS III for unjust enrichment and violation of California’s Unfair Competition Law. Plaintiff seeks to represent classes of (1) all persons in the Relevant States who spent money allegedly wagering on sports on DraftKings Predictions; and (2) all persons in California who spent money allegedly wagering on sports on DraftKings Predictions. Plaintiff seeks declaratory and injunctive relief, damages, restitution and disgorgement. DraftKings has not yet been served or responded to the complaint.
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
Hughes

On July 29, 2026, plaintiff James M. Hughes filed a complaint against DraftKings Inc., GUS III LLC d/b/a DraftKings Predictions, and several other defendants, in the Court of Common Pleas for Charleston County, South Carolina. Plaintiff alleges, among other things, that defendants operate unlawful sports prediction markets in South Carolina through platforms that facilitate sports event contracts, which plaintiff contend constitute illegal sports gambling under South Carolina law. Plaintiff brings the action pursuant to South Carolina's Statute of Anne (S.C. Code Ann. § 32-1-20), which plaintiff contends authorizes any person to seek recovery of alleged illegal gambling losses on behalf of South Carolina residents who did not commence suit within the statutory period. Plaintiff seeks an accounting of all qualifying losses, statutory recovery of those losses, treble damages, attorneys' fees and costs, declaratory relief, injunctive relief, and other relief authorized by statute. DraftKings has not yet responded to the complaint.
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

Gordon

On August 3, 2026, Plaintiffs Jason Gordon, Arie Weissman, and Johnny Harris filed a putative class action complaint against DraftKings Inc. and GUS III LLC in the U.S. District Court for the District of Massachusetts. Plaintiffs allege, among other things, that DraftKings Predictions offers unlawful sports betting. Specifically, Plaintiff alleges that event contracts on sporting events are unlawful in Alabama, Alaska, California, Florida, Georgia, Hawaii, Idaho, Nebraska, New Mexico, North Dakota, Oklahoma, Rhode Island, South Carolina, Texas, and Utah (the “Relevant States”).
Plaintiffs assert claims against DraftKings and GUS III for unjust enrichment and for violations of Massachusetts’s gambling loss recovery statute, Mass. Gen. Laws ch. 137, § 1, Massachusetts’s consumer protection act, Mass. Gen. Laws ch. 93A, Texas’s gaming laws, Tex. Penal Code § 47.01, Texas’s Deceptive Trade Practices Act, California’s Gambling Control Act, and California’s Unfair Competition Law. Plaintiff seeks to represent classes of (1) all persons in the Relevant States who spent money by purchasing sports-related event contracts on DraftKings Predictions; and (2) all persons in each of the Relevant States who spent money by purchasing sports-related event contracts on DraftKings Predictions. Plaintiff seeks declaratory and injunctive relief, damages, punitive damages, statutory damages, multiple damages, attorneys’ fees, restitution, disgorgement, and an accounting. DraftKings has not yet responded to the complaint.
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

Cautionary Statement Regarding Forward-Looking Statements
This Report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements depend upon events, risks and uncertainties that may be outside of our control. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would,” “forecast,” “propose” and similar expressions or the negative of these words, or statements of vision, strategy or outlook, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Our historical results are not necessarily indicative of the results that may be expected for any events in the future as our business and operations are subject to a variety of risks and uncertainties, many of which are beyond our control, and, consequently, our actual results may differ materially from those projected.
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

Website and Social Media Disclosure
We disclose information about the Company, our business and other matters using our investor relations website (https://ir.aboutdraftkings.com) and may, from time to time, use our DraftKingsNews X account (@DraftKingsNews) to disclose such information. The information we post through these channels may be deemed material. Accordingly, investors and the public should monitor these channels, in addition to our SEC filings, press releases and public conference calls and webcasts. The contents of our investor relations website and our DraftKingsNews X account are not, however, a part of this Report. Information contained on DraftKings’ website or connected thereto is provided for textual reference only and does not constitute part of, and is not incorporated by reference into, this Report.

Our Business
We are a digital sports and gaming company. We provide users with online and retail sports betting (together, “Sportsbook”), online casino (“iGaming”), daily fantasy sports (“Fantasy”), digital lottery courier (“Lottery”), prediction markets (“Prediction Markets”), and other offerings.

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
Our priorities are to (a) continue to invest in our offerings, (b) launch our offerings in new jurisdictions, (c) create replicable and predictable jurisdiction-level unit economics in Sportsbook and iGaming and (d) expand our offerings. When we launch our offerings in a new jurisdiction, we invest heavily in customer acquisition, user retention and cross-selling until the new jurisdiction provides a critical mass of users engaged across our offerings.
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
Financial Highlights and Trends
The following table sets forth a summary of our financial results for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands, except per share amounts)	2026	2025	2026	2025
Revenue	$1,443,235	$1,512,507	$3,089,311	$2,921,313
Net Income (Loss)	(67,610)	157,936	(46,540)	124,072
Adjusted EBITDA (1)	114,597	300,644	282,450	403,273
Basic Earnings (Loss) Per Share	(0.14)	0.32	(0.09)	0.25
Diluted Earnings (Loss) Per Share	(0.14)	0.30	(0.09)	0.23
Adjusted Diluted Earnings (Loss) Per Share (2)	0.09	0.38	0.29	0.50

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

Revenue decreased by $69.3 million in the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to lower revenue from our Sportsbook and Prediction Markets offerings (together, “Sports”), driven by customer-friendly sports outcomes and increased promotional reinvestment associated with new customer acquisition on our Sports offering. Revenue increased by $168.0 million in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to the strong performance of our Sports and iGaming offerings as a result of continued healthy user engagement and efficient acquisition of new customers.

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

The charts below present our average MUPs for the three and six months ended June 30, 2025 and 2026:

Average Monthly Unique Payers
(in millions)
3.3
3.6
Q2 2025
Q2 2026

Average Monthly Unique Payers
(in millions)
3.8
3.9
YTD Q2 2025
YTD Q2 2026

Average Revenue per MUP (“ARPMUP”). We define and calculate ARPMUP as the average monthly revenue for a reporting period divided by the average number of MUPs for the same period. ARPMUP is a key indicator of our ability to drive usage and monetization of our offerings. The charts below present our ARPMUP for the three and six months ended June 30, 2025 and 2026:

Average Revenue per Monthly Unique Payer
(in whole dollars)
$151
$132
Q2 2025
Q2 2026

Average Revenue per Monthly Unique Payer
(in whole dollars)
$127
$131
YTD Q2 2025
YTD Q2 2026

MUPs increased 0.3 million, or 9.1%, and 0.1 million, or 2.6%, in the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, primarily due to unique payer retention and new customer acquisition on our Sportsbook offering, primarily related to engagement on the NBA Finals and FIFA World Cup, and on our Prediction Markets offering, which launched in December 2025.
ARPMUP decreased by $19, or 12.6%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to customer-friendly sports outcomes and new customer promotions impacting revenue on our Sportsbook and Prediction Markets offerings. ARPMUP increased $4, or 3%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to a higher percentage of customers engaging with multiple offerings resulting in higher revenue per customer.

Sports Consumer Volume. We define Sports Consumer Volume as the total amount of settled customer wagers or trades on our Sportsbook and Prediction Markets offerings. Sports Consumer Volume excludes the volume from market makers on our

Prediction Markets offering. Sports Consumer Volume provides useful information to investors and management as it is a key indicator of customer engagement that is not impacted by variability of sports outcomes and provides important insight into underlying growth trends. We do not utilize volume information to track performance of our iGaming offering because iGaming is generally not subject to the same variability in outcomes.

Sports Net Revenue Margin. We define Sports Net Revenue Margin as Sports revenue as a percentage of Sports Consumer Volume. Sports revenue includes revenue from our Sportsbook and Prediction Markets offerings. This provides useful information to investors and management as it is a key indicator in measuring the combined impact of our overall margin on our Sports offering and promotional reinvestment.

The tables below presents our Sports Consumer Volume, Sports Net Revenue Margin, and revenue disaggregation for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
(amounts in thousands)	2026	2025	$ Change	% Change
Sports Consumer Volume	$13,140,417	$11,474,841	$1,665,576	14.5%
Sports Revenue	891,883	997,872	(105,989)	(10.6)%
Sports Net Revenue Margin	6.8%	8.7%	N/A	N/A

Sports Revenue	$891,883	$997,872	$(105,989)	(10.6)%
iGaming Revenue	461,930	429,660	32,270	7.5%
Other Revenue	89,422	84,975	4,447	5.2%
Total Revenue	$1,443,235	$1,512,507	$(69,272)	(4.6)%

	Six Months Ended June 30,
(amounts in thousands)	2026	2025	$ Change	% Change
Sports Consumer Volume	$27,342,115	$25,355,232	$1,986,883	7.8%
Sports Revenue	1,986,436	1,879,829	106,607	5.7%
Sports Net Revenue Margin	7.3%	7.4%	N/A	N/A

Sports Revenue	$1,986,436	$1,879,829	$106,607	5.7%
iGaming Revenue	923,230	853,131	70,099	8.2%
Other Revenue	179,645	188,353	(8,708)	(4.6)%
Total Revenue	$3,089,311	$2,921,313	$167,998	5.8%

Sports Consumer Volume increased by $1.7 billion, or 14.5%, to $13.1 billion in the three months ended June 30, 2026, from $11.5 billion in the three months ended June 30, 2025, and increased by $2.0 billion, or 7.8%, to $27.3 billion in the six months ended June 30, 2026, from $25.4 billion in the six months ended June 30, 2025. These increases are primarily due to an increase in MUPs due to unique payer retention and acquisition on our Sportsbook offering, primarily related to engagement on the NBA Finals and FIFA World Cup as well as new customer acquisition on our Prediction Markets offering, which launched in December 2025.
Sports Net Revenue Margin decreased by 1.9 percentage points, to 6.8% in the three months ended June 30, 2026, from 8.7% in the three months ended June 30, 2025, primarily due to customer-friendly sports outcomes and higher promotions associated with new customers on our Sportsbook offering and Prediction Markets offering. Sports Net Revenue Margin remained consistent at 7.3% in the six months ended June 30, 2026, compared to 7.4% in the six months ended June 30, 2025 primarily driven by a higher hold percentage on our Sportsbook offering, offset by higher promotions related to customer acquisition.

iGaming revenue increased $32.3 million, or 7.5%, to $461.9 million in the three months ended June 30, 2026, from $429.7 million in the three months ended June 30, 2025, and increased by $70.1 million, or 8.2%, to $923.2 million in the six months ended June 30, 2026, from $853.1 million in the six months ended June 30, 2025. The increase is primarily due to improved promotional reinvestment and an increase in MUPs for the iGaming offering.
Other revenue increased $4.4 million, or 5.2%, to $89.4 million in the three months ended June 30, 2026, from $85.0 million in the three months ended June 30, 2025, primarily due to the increased revenues from the new Keno offering within the Lottery offering. Other revenue decreased $8.7 million, or 4.6%, to $179.6 million in the six months ended June 30, 2026, from $188.4 million in the six months ended June 30, 2025, primarily due to a reduction in Fantasy entry fees and lower Lottery revenue following our exit from the Texas market.
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

We define and calculate Adjusted Diluted Earnings (Loss) Per Share as diluted earnings (loss) per share attributable to common stockholders adjusted for the impact of amortization of acquired intangible assets; discrete tax benefits attributed to acquisitions; stock-based compensation; transaction-related costs; litigation, settlement and related costs; advocacy and other related legal expenses; gain or loss on remeasurement of warrant liabilities; other non-recurring and non-operating costs or income; and the tax impact of adjusting items, as described in the reconciliation below. The weighted-average shares outstanding used in the calculation of diluted earnings (loss) per share are the GAAP weighted-average diluted shares reported in the consolidated financial statements and are not adjusted.

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

Adjusted EBITDA
The table below presents our net income (loss), which is the most directly comparable financial measure calculated in accordance with U.S. GAAP, reconciled to Adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2026	2025	2026	2025
Net income (loss)	$(67,610)	$157,936	$(46,540)	$124,072
Adjusted for:
Depreciation and amortization (1)	80,342	65,299	152,003	135,415
Interest (income) expense, net	7,434	(665)	13,173	(5,060)
Income tax (benefit) provision	(1,797)	11,790	4,572	6,190
Stock-based compensation (2)	82,554	84,701	147,769	163,547
Transaction-related costs (3)	—	—	—	—
Litigation, settlement, and related costs (4)	—	—	—	—
Advocacy and other related legal expenses (5)	19,875	—	46,238	—
Loss (gain) on remeasurement of warrant liabilities	—	5,851	—	3,356
Other non-recurring costs and non-operating costs (income) (6)	(6,201)	(24,268)	(34,765)	(24,247)
Adjusted EBITDA	$114,597	$300,644	$282,450	$403,273

(1)The amounts include the amortization of acquired intangible assets of $37.6 million and $36.4 million for the three months ended June 30, 2026 and 2025, respectively, and $75.1 million and $79.1 million for the six months ended June 30, 2026 and 2025, respectively.
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
(5)Reflects non-recurring and non-ordinary course costs relating to advocacy efforts primarily in pursuit of legalization of DraftKings offerings. For the three and six months ended June 30, 2026, this spend primarily relates to legislative efforts for legalizing iGaming, supporting a ballot measure for legalizing Sportsbook, and other advocacy activities related to certain states. Advocacy and legal expenses incurred in the ordinary course of business have not been adjusted in this measure.
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

Adjusted Diluted Earnings (Loss) Per Share

The table below presents the Company’s Adjusted Diluted Earnings (Loss) Per Share reconciled to its diluted earnings (loss) per share attributable to common stockholders, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Diluted earnings (loss) per share attributable to common stockholders	$(0.14)	$0.30	$(0.09)	$0.23
Adjusted for:
Amortization of acquired intangible assets (1)	0.08	0.07	0.15	0.15
Stock-based compensation (2)	0.17	0.16	0.30	0.31
Transaction-related costs (3)	—	—	—	—
Litigation, settlement, and related costs (4)	—	—	—	—
Advocacy and other related legal expenses (5)	0.04	—	0.09	—
Loss (gain) on remeasurement of warrant liabilities	—	0.00	—	0.00
Other non-recurring and non-operating costs (income)	(0.01)	(0.04)	(0.05)	(0.04)
Tax impact of adjusting items (6)	(0.05)	(0.11)	(0.10)	(0.16)
Adjusted Diluted Earnings (Loss) Per Share*	$0.09	$0.38	$0.29	$0.50
_____________
*    Weighted average diluted number of shares used to calculate Adjusted Diluted Earnings (Loss) Per Share for the three months ended June 30, 2026 and 2025 was 496.1 million and 529.5 million, respectively, and for the six months ended June 30, 2026 and 2025 was 495.2 million and 529.6 million, respectively; totals may not add due to rounding.

(1)The amounts include the amortization of acquired intangible assets of $37.6 million and $36.4 million for the three months ended June 30, 2026 and 2025, respectively, and $75.1 million and $79.1 million for the six months ended June 30, 2026 and 2025, respectively.
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
(5)Reflects non-recurring and non-ordinary course costs relating to advocacy efforts primarily in pursuit of legalization of DraftKings offerings. For the three and six months ended June 30, 2026, this spend primarily relates to legislative efforts for legalizing iGaming, supporting a ballot measure for legalizing Sportsbook, and other advocacy activities related to certain states. Advocacy and legal expenses incurred in the ordinary course of business have not been adjusted in this measure.
(6)Beginning in the first quarter of 2025, the Company began applying an estimated non-GAAP effective tax rate, which was 23% in 2025 and is 28% as of the second quarter of 2026. The non-GAAP effective tax rate reflects the non-GAAP tax provision commensurate with the Company’s level of non-GAAP profitability, which was determined after adjusting for the non-GAAP adjustments presented above and excluding the impact of changes in the valuation allowance.

Results of Operations
Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
The following table sets forth a summary of our consolidated results of operations for the interim periods indicated, and the changes between periods:

	Three Months Ended June 30,
(amounts in thousands, except percentages)	2026	2025	$ Change	% Change
Revenue	$1,443,235	$1,512,507	$(69,272)	(4.6)%
Cost of revenue	891,782	854,559	37,223	4.4%
Sales and marketing	322,536	233,187	89,349	38.3%
Product and technology	127,649	108,417	19,232	17.7%
General and administrative	169,442	165,700	3,742	2.3%
Income (loss) from operations	(68,174)	150,644	(218,818)	(145.3)%
Interest income (expense), net	(7,434)	665	(8,099)	n.m.
Gain (loss) on remeasurement of warrant liabilities	—	(5,851)	5,851	n.m.
Other gain (loss), net	3,750	24,459	(20,709)	n.m.
Income (loss) before income tax and equity method investments	(71,858)	169,917	(241,775)	n.m.
Income tax provision (benefit)	(1,797)	11,790	(13,587)	n.m.
(Gain) loss from equity method investments	(2,451)	191	(2,642)	n.m.
Net income (loss) attributable to common stockholders	$(67,610)	$157,936	$(225,546)	(142.8)%
n.m. = not meaningful
Revenue. Revenue decreased by $69.3 million, or 4.6%, to $1,443.2 million in the three months ended June 30, 2026, from $1,512.5 million in the three months ended June 30, 2025. The decrease was primarily attributable to our Sports revenue, which decreased $106.0 million, or 10.6%, due to a reduction in our Sports Net Revenue Margin of 1.9 percentage points primarily due to customer-friendly sports outcomes and higher promotions associated with new customers on our Sportsbook and Prediction Markets offerings. The decrease was partially offset by our iGaming offering, which increased $32.3 million, or 7.5%, due to improved promotional reinvestment.
Cost of Revenue. Cost of revenue increased $37.2 million, or 4.4%, to $891.8 million in the three months ended June 30, 2026, from $854.6 million in the three months ended June 30, 2025. The increase was primarily due to an increase in our variable expenses, such as gaming taxes and payment processing fees, which increased $17.7 million and $4.1 million, respectively. The remaining increase was primarily attributable to an increase in amortization of intangible assets of $14.5 million.

Cost of revenue as a percentage of revenue increased by 5.3 percentage points to 61.8% in the three months ended June 30, 2026, as compared to 56.5% in the three months ended June 30, 2025, primarily attributable to an increase in gaming taxes due to tax rate increases in certain states.

Sales and Marketing. Sales and marketing expense increased $89.3 million, or 38.3%, to $322.5 million in the three months ended June 30, 2026, from $233.2 million in the three months ended June 30, 2025, primarily due to higher external marketing costs, including increased customer acquisition costs associated with the FIFA World Cup, the NBA Playoffs, and the launch of our Super App and Prediction Markets offering.

Product and Technology. Product and technology expense increased $19.2 million, or 17.7%, to $127.6 million in the three months ended June 30, 2026, from $108.4 million in the three months ended June 30, 2025, primarily due to higher software and licensing costs and increased employee compensation, including stock-based compensation, in our product and engineering departments.

General and Administrative. General and administrative expense increased by $3.7 million, or 2.3%, to $169.4 million in the three months ended June 30, 2026, from $165.7 million in the three months ended June 30, 2025. The increase was primarily driven by a $19.9 million increase in advocacy and other related legal expenses recognized in the three months ended June 30, 2026, partially offset by lower stock-based compensation expense of $9.5 million.

Interest Income (Expense), net. We recorded net interest expense of $7.4 million in the three months ended June 30, 2026, compared to $0.7 million of net interest income in the three months ended June 30, 2025. This fluctuation was primarily due to decreased interest income as a result of the inclusion of interest income on customer deposits in revenue in the three months ended June 30, 2026 rather than in interest income in the three months ended June 30, 2025.
Gain (Loss) on Remeasurement of Warrant Liabilities. As all warrants were exercised or expired as of December 31, 2025, there was no remeasurement of warrant liabilities in the three months ended June 30, 2026, compared to a $5.9 million loss in the three months ended June 30, 2025.
Other Gain (Loss), net. We recorded a net gain of $3.8 million in the three months ended June 30, 2026, as compared to a $24.5 million gain in the three months ended June 30, 2025. The decrease was primarily attributable to larger gains on the revaluation of contingent consideration for the three months ended June 30, 2025 compared to the three months ended June 30, 2026.
Income Tax Provision (Benefit). We recorded an income tax benefit of $1.8 million in the three months ended June 30, 2026, as compared to an income tax expense of $11.8 million in the three months ended June 30, 2025. Although we have a cumulative three year loss position, based on our recent financial performance and our future projections, we could record a reversal of all, or a portion of, the valuation allowance associated with U.S. deferred tax assets in future periods. However, any such change is subject to actual performance and other considerations that may present positive or negative evidence at the time of the assessment.

Net Income (Loss). Net income decreased by $225.5 million to a net loss of $67.6 million in the three months ended June 30, 2026, as compared to a net income of $157.9 million in the three months ended June 30, 2025, for the reasons discussed above.
Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

	Six Months Ended June 30,
(amounts in thousands, except percentages)	2026	2025	$ Change	% Change
Revenue	$3,089,311	$2,921,313	$167,998	5.8%
Cost of revenue	1,841,167	1,698,362	142,805	8.4%
Sales and marketing	724,270	576,867	147,403	25.6%
Product and technology	250,825	211,677	39,148	18.5%
General and administrative	335,376	330,094	5,282	1.6%
Income (loss) from operations	(62,327)	104,313	(166,640)	(159.7)%
Interest income (expense), net	(13,173)	5,060	(18,233)	n.m.
Gain (loss) on remeasurement of warrant liabilities	—	(3,356)	3,356	n.m.
Other gain (loss), net	26,564	24,481	2,083	n.m.
Income (loss) before income tax and equity method investments	(48,936)	130,498	(179,434)	n.m.
Income tax provision (benefit)	4,572	6,190	(1,618)	n.m.
(Gain) loss from equity method investments	(6,968)	236	(7,204)	n.m.
Net income (loss) attributable to common stockholders	$(46,540)	$124,072	$(170,612)	(137.5)%
Revenue. Revenue increased by $168.0 million, or 5.8%, to $3,089.3 million in the six months ended June 30, 2026, from $2,921.3 million in the six months ended June 30, 2025. The increase was primarily attributable to our Sports revenue, which increased $106.6 million, or 5.7%, due to higher Sports Consumer Volume, primarily driven by an increase in MUPs due to unique payer retention and acquisition on our Sportsbook offering as well as new customer acquisition on our Prediction Markets offering, which launched in December 2025. Our iGaming offering also increased $70.1 million, or 8.2%, due to improved promotional reinvestment.
Cost of Revenue. Cost of revenue increased $142.8 million, or 8.4%, to $1,841.2 million in the six months ended June 30, 2026, from $1,698.4 million in the six months ended June 30, 2025. The increase was primarily due to an increase in our variable expenses, such as gaming taxes and platform costs, which increased $103.8 million and $17.8 million, respectively. The remaining increase was primarily attributable to an increase in amortization of intangible assets of $15.4 million.

Cost of revenue as a percentage of revenue increased by 1.5 percentage points to 59.6% in the six months ended June 30, 2026, as compared to 58.1% in the six months ended June 30, 2025, primarily attributable to an increase in promotional reinvestment around new customer acquisition for our Sportsbook and Prediction Markets offerings.

Sales and Marketing. Sales and marketing expense increased $147.4 million, or 25.6%, to $724.3 million in the six months ended June 30, 2026, from $576.9 million in the six months ended June 30, 2025, primarily due to higher external marketing costs, including increased customer acquisition costs associated with the Super Bowl, FIFA World Cup, the NBA Playoffs, the recent launches in Missouri and Arkansas, and the recent launch of our Prediction Markets offering.

Product and Technology. Product and technology expense increased $39.1 million, or 18.5%, to $250.8 million in the six months ended June 30, 2026, from $211.7 million in the six months ended June 30, 2025, due to increased compensation, including stock-based compensation, for employees in our product and engineering departments.

General and Administrative. General and administrative expense increased by $5.3 million, or 1.6%, to $335.4 million in the six months ended June 30, 2026, from $330.1 million in the six months ended June 30, 2025. The increase was primarily driven by a $46.2 million increase in advocacy and other related legal expenses, partially offset by a $38.0 million decrease in compensation expense, of which $32.0 million related to stock-based compensation.

Interest Income (Expense), net. We recorded net interest expense of $13.2 million in the six months ended June 30, 2026, compared to $5.1 million of net interest income in the six months ended June 30, 2025. This fluctuation was primarily due to increased interest expense as a result of the Term B Loan that was entered into in March 2025 and the inclusion of interest income on customer deposits in revenue in the six months ended June 30, 2026 rather than in interest income in the six months ended June 30, 2025.
Gain (Loss) on Remeasurement of Warrant Liabilities. As all warrants were exercised or expired as of December 31, 2025, there was no remeasurement of warrant liabilities in the six months ended June 30, 2026, compared to a $3.4 million loss in the six months ended June 30, 2025.
Other Gain (Loss), net. We recorded a net gain of $26.6 million in the six months ended June 30, 2026, as compared to a $24.5 million gain in the six months ended June 30, 2025. The increase was primarily attributable to larger gains on the revaluation of contingent consideration for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Income Tax Provision (Benefit). We recorded an income tax expense of $4.6 million in the six months ended June 30, 2026, as compared to an income tax expense of $6.2 million in the six months ended June 30, 2025. Although we have a cumulative three year loss position, based on our recent financial performance and our future projections, we could record a reversal of all, or a portion of, the valuation allowance associated with U.S. deferred tax assets in future periods. However, any such change is subject to actual performance and other considerations that may present positive or negative evidence at the time of the assessment.

Net Income (Loss). Net income decreased by $170.6 million to a net loss of $46.5 million in the six months ended June 30, 2026, as compared to a net income of $124.1 million in the six months ended June 30, 2025, for the reasons discussed above.
Liquidity and Capital Resources
We had $983.9 million in cash and cash equivalents as of June 30, 2026 (excluding restricted cash and cash reserved for users, which we segregate on behalf of our paid users for all jurisdictions and offerings). We believe our cash on hand is sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months. We will continue to evaluate our long-term operating performance and cash needs and believe we are well positioned to continue to fund the operations of our business long-term.
Convertible Debt. In March 2021, we issued zero-coupon convertible senior notes in an aggregate principal amount of $1,265.0 million (the “Convertible Notes”). The Convertible Notes mature on March 15, 2028, subject to earlier conversion, redemption or repurchase. In connection with the pricing of the Convertible Notes and the exercise of the option to purchase additional Convertible Notes, we entered into privately negotiated capped call transactions (the “Capped Call Transactions”). The Capped Call Transactions are expected generally to reduce potential dilution to DraftKings Inc.’s Class A common stock upon any conversion of the Convertible Notes. The net cost of $124.0 million incurred to enter into the Capped Call Transactions was recorded as a reduction to additional paid-in capital on the Company’s condensed consolidated balance sheets. As of June 30, 2026, the Convertible Notes, net of issuance costs, balance was $1,260.4 million.

Credit Facility. In November 2024, we and certain of our subsidiaries entered into a credit agreement (the “Credit Agreement”) with various financial institutions, as lenders, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, providing for a senior secured revolving credit facility of up to $500.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility provides for revolving loans, swing line borrowings and letters of credit and has a maturity date of November 7, 2029. As of June 30, 2026, $11.9 million in letters of credit were issued under the Revolving Credit Facility, with $488.1 million available for borrowing.

Term B Loan. In March 2025, we and certain of our subsidiaries entered into a first amendment to the Credit Agreement, which provides for a new class of incremental term loans under the Credit Agreement in an aggregate principal amount of $600.0 million (the “Term B Facility” and, such term loans, the “Term B Loan”). The Term B Facility requires principal payments in the amount of 1.00% per annum of the original aggregate principal amount of the Term B Loan payable in quarterly installments. The Term B Loan bears interest at the Company’s election at either (i) in the case of Term SOFR Loans, Term SOFR plus an applicable margin of 1.75% per annum, or (ii) in the case of ABR Term Loans, ABR plus an applicable margin of 0.75% per annum (with each of the capitalized terms used in clauses (i) and (ii) as defined in the Credit Agreement). As of June 30, 2026, there was $592.5 million in aggregate principal amount of Term B Loan outstanding.

Other Purchase Obligations. We have certain non-cancelable contracts with vendors, licensors and others requiring us to make future cash payments. As of June 30, 2026, these purchase obligations were $2.0 billion, with $0.3 billion payable in the remainder of 2026.

Stock Repurchase Program. On July 30, 2024, our Board of Directors authorized the repurchase of an aggregate of up to $1.0 billion of our Class A common stock through open market purchases, privately negotiated transactions or other transactions in accordance with applicable securities laws. On November 6, 2025, our Board of Directors approved a $1.0 billion increase to our existing stock repurchase authorization, which brings the aggregate share repurchase authorization to $2.0 billion of our Class A common stock. We repurchased 2.3 million shares and 2.9 million shares for $55.6 million and $100.5 million during the three months ended June 30, 2026 and 2025. We repurchased 5.5 million shares and 6.5 million shares for $154.2 million and $242.7 million during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we have purchased 22.7 million shares of Class A common stock for $773.8 million since the inception of the stock repurchase program.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(amounts in thousands)	2026	2025
Net cash provided by (used in) operating activities	$63,001	$54,905
Net cash provided by (used in) investing activities	(93,444)	(74,278)
Net cash provided by (used in) financing activities	(186,644)	253,134
Net increase (decrease) in cash and cash equivalents, restricted cash, and cash reserved for users	(217,087)	233,761
Cash and cash equivalents, restricted cash, and cash reserved for users at beginning of period	1,604,595	1,330,193
Cash and cash equivalents, restricted cash, and cash reserved for users at end of period	$1,387,508	$1,563,954
Operating Activities. Net cash provided by operating activities in the six months ended June 30, 2026 was $63.0 million, compared to $54.9 million in the six months ended June 30, 2025, primarily from a decline in net income (loss), net of non-cash items, of $189.0 million for reasons discussed in Results of Operations above, offset by $197.1 million decrease in cash used from changes in operating assets and liabilities, primarily related to timing of player activity, impacting liabilities to users, as well as timing of vendor payments.
Investing Activities. Net cash used in investing activities during the six months ended June 30, 2026 increased by $19.2 million to $93.4 million, compared to $74.3 million in the six months ended June 30, 2025, primarily due to an increase of $14.7 million in cash paid for internally developed software costs and an increase of $4.7 million in cash paid for purchases of property and equipment.
Financing Activities. Net cash used in financing activities during the six months ended June 30, 2026 was $186.6 million compared to $253.1 million net cash provided by financing activities in the six months ended June 30, 2025, primarily driven by a reduction of $588.1 million of cash received from borrowing under the Term B Facility, partially offset by a reduction of

$88.5 million in treasury stock purchases under the Stock Repurchase Program, and a reduction of $58.4 million in cash paid for purchases of treasury stock for RSU withholding.

Commitments and Contingencies
Refer to “Note 13 — Commitments and Contingencies” of our unaudited condensed consolidated financial statements included elsewhere in this Report for a summary of our commitments and contingencies as of June 30, 2026.
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
During the six months ended June 30, 2026, there were no changes to the critical accounting estimates discussed in the 2025 Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes in our exposure to market risk during the six months ended June 30, 2026. Refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the 2025 Annual Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On April 6, 2026, we granted an aggregate of 105,392 time-based RSUs to an unaffiliated commercial counterparty (“Counterparty”) in partial consideration of a commercial agreement between Counterparty and the Company. Such time-based RSUs vest in quarterly installments, with 13,174 RSUs vesting per quarter between June 30, 2026 and June 1, 2028. Each RSU represents a right to receive one share of our Class A common stock upon vesting.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On July 30, 2024, our Board of Directors authorized the repurchase of an aggregate of up to $1.0 billion of our Class A common stock through open market purchases, privately negotiated transactions or other transactions in accordance with applicable securities laws. On November 6, 2025, our Board of Directors approved a $1.0 billion increase to our existing stock repurchase authorization, which increased the aggregate share repurchase authorization to $2.0 billion of our Class A common stock. Our stock repurchase authorization does not have an expiration date, and the pace of our repurchase activity will depend on factors such as our working capital needs, our debt repayment obligations or repurchases of our debt, our stock price, and economic and market conditions. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

The table below provides information with respect to repurchases of shares of our Class A common stock during the three months ended June 30, 2026:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2026 to April 30, 2026	358,133	$22.12	358,133	$1,273,825
May 1, 2026 to May 31, 2026	1,112,451	$25.18	1,112,451	$1,245,803
June 1, 2026 to June 30, 2026	783,882	$25.02	783,882	$1,226,187
Total	2,254,466		2,254,466

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

On May 15, 2026, Matthew Kalish, a member of our Board of Directors, entered into a prepaid variable forward sale contract with an unaffiliated third-party buyer, which may constitute a non-Rule 10b5-1 trading arrangement (the “Kalish PVF Contract”). The Kalish PVF Contract obligates Mr. Kalish to deliver to such unaffiliated third-party buyer 1,912,236 shares of the Company’s Class A common stock on the May 18, 2029 maturity date.

On May 20, 2026, Jocelyn Moore, a member of our Board of Directors, entered into a trading arrangement designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act (the “Moore 10b5-1 Plan”). The Moore 10b5-1 Plan provides for the sale of up to 10,759 shares of the Company’s Class A common stock and terminates on the earlier of (i) the completion of all sales under the Moore 10b5-1 Plan and (ii) August 31, 2026.

Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit Index

Exhibit No.	Description
10.1*+	Director Stock Deferral Plan, effective as of November 6, 2025.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.1	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).

*Filed herewith.
**Furnished herewith.
+ Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DRAFTKINGS INC.
Date: August 7, 2026
	By:	/s/ Alan W. Ellingson
Name: Alan W. Ellingson
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)