Form 10-Q
period 2026-09-30
DraftKings Inc.
filed 2026-11-06
CIK 1883685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2026, there were 498,291,090 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 393,013,951 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

DraftKings Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2026

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
DRAFTKINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	September 30, 2026
	(Unaudited)	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,100,921	$1,127,545
Restricted cash	11,402	7,601
Cash reserved for users	557,020	469,449
Accounts receivable	100,449	105,577
Prepaid expenses and other current assets	121,519	104,837
Total current assets	1,891,311	1,815,009
Property and equipment, net	90,734	51,081
Intangible assets, net	809,503	889,201
Goodwill	1,597,647	1,597,647
Operating lease right-of-use assets	76,790	49,810
Equity method investments	46,572	18,938
Deposits and other non-current assets	98,839	109,098
Total assets	$4,611,396	$4,530,784

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$858,953	$785,441
Liabilities to users	1,029,824	935,001
Operating lease liabilities, current portion	8,762	9,795
Other current liabilities	17,997	25,234
Total current liabilities	1,915,536	1,755,471
Convertible notes, net of issuance costs	942,139	1,259,096
Term B Loans, net of issuance costs	1,251,341	576,544
Operating lease liabilities	80,965	44,391
Long-term income tax liabilities	100,079	91,618
Other long-term liabilities	141,700	172,203
Total liabilities	$4,431,760	$3,899,323
Commitments and contingent liabilities (Notes 5 and 13)

Stockholders’ equity:
Class A common stock, $0.0001 par value; 900,000 shares authorized as of September 30, 2026 and December 31, 2025; 544,308 and 533,296 shares issued and 497,996 and 495,053 outstanding as of September 30, 2026 and December 31, 2025, respectively	$53	$52
Class B common stock, $0.0001 par value; 900,000 shares authorized as of September 30, 2026 and December 31, 2025; 393,014 shares issued and outstanding as of September 30, 2026 and December 31, 2025	39	39
Treasury stock, at cost; 46,312 and 38,243 shares as of September 30, 2026 and December 31, 2025, respectively	(1,609,083)	(1,392,433)
Additional paid-in capital	8,704,917	8,424,833
Accumulated deficit	(6,952,778)	(6,437,518)
Accumulated other comprehensive income	36,488	36,488
Total stockholders’ equity	$179,636	$631,461
Total liabilities and stockholders’ equity	$4,611,396	$4,530,784
See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$1,329,063	$1,144,019	$4,418,374	$4,065,332
Cost of revenue	900,011	784,079	2,741,178	2,482,441
Sales and marketing	605,664	360,370	1,329,934	937,237
Product and technology	137,392	114,680	388,217	326,357
General and administrative	179,125	156,780	514,501	486,874
Income (loss) from operations	(493,129)	(271,890)	(555,456)	(167,577)
Other income (expense):
Interest income (expense), net	(11,383)	(19,573)	(24,556)	(14,513)
Gain (loss) on remeasurement of warrant liabilities	—	4,233	—	877
Other gain (loss), net	25,790	16,720	52,354	41,201
Income (loss) before income tax and equity method investments	(478,722)	(270,510)	(527,658)	(140,012)
Income tax provision (benefit)	7,274	(12,065)	11,846	(5,875)
(Gain) loss from equity method investments	(17,276)	(1,657)	(24,244)	(1,421)
Net income (loss) attributable to common stockholders	$(468,720)	$(256,788)	$(515,260)	$(132,716)

Earnings (loss) per share attributable to common stockholders:
Basic and diluted	$(0.94)	$(0.52)	$(1.04)	$(0.27)
See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock Amount	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2025	495,053	$52	393,014	$39	$8,424,833	$(6,437,518)	$36,488	$(1,392,433)	$631,461
Exercise of stock options	1,773	—	—	—	3,315	—	—	—	3,315
Stock-based compensation	—	—	—	—	72,144	—	—	—	72,144
Purchase of treasury stock for RSU withholding	(1,002)	—	—	—	—	—	—	(24,303)	(24,303)
Restricted stock unit vesting	3,228	1	—	—	—	—	—	—	1
Purchase of treasury stock under Stock Repurchase Program	(3,288)	—	—	—	—	—	—	(98,640)	(98,640)
Net income (loss)	—	—	—	—	—	21,070	—	—	21,070
Balances at March 31, 2026	495,764	$53	393,014	$39	$8,500,292	$(6,416,448)	$36,488	$(1,515,376)	$605,048
Exercise of stock options	107	—	—	—	752	—	—	—	752
Stock-based compensation	—	—	—	—	86,586	—	—	—	86,586
Purchase of treasury stock for RSU withholding	(738)	—	—	—	—	—	—	(19,177)	(19,177)
Shares issued under Employee Stock Purchase Plan	460	—	—	—	9,987	—	—	—	9,987
Restricted stock unit vesting	2,229	—	—	—	—	—	—	—	—
Purchase of treasury stock under Stock Repurchase Program	(2,254)	—	—	—	—	—	—	(55,578)	(55,578)
Shares issued for contingent consideration	410	—	—	—	9,420	—	—	—	9,420
Net income (loss)	—	—	—	—	—	(67,610)	—	—	(67,610)
Balances at June 30, 2026	495,978	$53	393,014	$39	$8,607,037	$(6,484,058)	$36,488	$(1,590,131)	$569,428
Exercise of stock options	420	—	—	—	$1,968	—	—	—	1,968
Stock-based compensation	—	—	—	—	90,712	—	—	—	90,712
Purchase of treasury stock for RSU withholding	(787)	—	—	—	—	—	—	(18,952)	(18,952)
Restricted stock unit vesting	2,274	—	—	—	—	—	—	—	—
Shares issued for contingent consideration	111	—	—	—	5,200	—	—	—	5,200
Net income (loss)	—	—	—	—	—	(468,720)	—	—	(468,720)
Balances at September 30, 2026	497,996	$53	393,014	$39	$8,704,917	$(6,952,778)	$36,488	$(1,609,083)	$179,636

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock Amount	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	489,071	$48	393,014	$39	$7,978,425	$(6,441,228)	$36,488	$(563,146)	$1,010,626
Exercise of stock options	1,268	—	—	—	3,396	—	—	—	3,396
Stock-based compensation	—	—	—	—	100,380	—	—	—	100,380
Exercise of warrants	182	—	—	—	8,973	—	—	—	8,973
Purchase of treasury stock for RSU withholding	(1,519)	—	—	—	—	—	—	(74,318)	(74,318)
Restricted stock unit vesting	11,001	—	—	—	—	—	—	—	—
Purchase of treasury stock under Stock Repurchase Program	(3,664)	—	—	—	—	—	—	(142,278)	(142,278)
Net income (loss)	—	—	—	—	—	(33,864)	—	—	(33,864)
Balances at March 31, 2025	496,339	$48	393,014	$39	$8,091,174	$(6,475,092)	$36,488	$(779,742)	$872,915
Exercise of stock options	736	—	—	—	2,908	—	—	—	2,908
Stock-based compensation	—	—	—	—	89,792	—	—	—	89,792
Exercise of warrants	74	—	—	—	2,212	—	—	—	2,212
Purchase of treasury stock for RSU withholding	(780)	—	—	—	—	—	—	(27,534)	(27,534)
Shares issued under Employee Stock Purchase Plan	218	—	—	—	6,900	—	—	—	6,900
Shares issued for contingent consideration	110	—	—	—	4,962	—	—	—	4,962
Restricted stock unit vesting	2,226	—	—	—	—	—	—	—	—
Purchase of treasury stock under Stock Repurchase Program	(2,872)	—	—	—	—	—	—	(100,463)	(100,463)
Net income (loss)	—	—	—	—	—	157,936	—	—	157,936
Balances at June 30, 2025	496,051	$48	393,014	$39	$8,197,948	$(6,317,156)	$36,488	$(907,739)	$1,009,628
Exercise of stock options	786	—	—	—	2,927	—	—	—	2,927
Stock-based compensation	—	—	—	—	76,754	—	—	—	76,754
Exercise of warrants	72	—	—	—	2,605	—	—	—	2,605
Purchase of treasury stock for RSU withholding	(681)	—	—	—	—	—	—	(31,628)	(31,628)
Restricted stock unit vesting	1,915	—	—	—	—	—	—	—	—
Purchase of treasury stock under Stock Repurchase Program	(1,640)	—	—	—	—	—	—	(71,212)	(71,212)
Net income (loss)	—	—	—	—	—	(256,788)	—	—	(256,788)
Balances at September 30, 2025	496,503	$48	393,014	$39	$8,280,234	$(6,573,944)	$36,488	$(1,010,579)	$732,286
See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss) attributable to common stockholders	$(515,260)	$(132,716)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	229,383	201,486
Non-cash interest (income) expense, net	3,953	1,658
Stock-based compensation	233,794	236,020
(Gain) loss on remeasurement of warrant liabilities	—	(877)
(Gain) loss on repurchase of convertible notes	(18,556)	—
(Gain) loss from equity method investments	(24,244)	(1,421)
Deferred income taxes	257	(3,521)
Other non-cash (gain) loss, net	(31,281)	(34,908)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	13,797	(17,673)
Prepaid expenses and other current assets	(18,092)	(25,097)
Deposits and other non-current assets	8,457	3,489
Accounts payable and accrued expenses	127,675	54,988
Liabilities to users	42,729	42,899
Long-term income tax liability	8,461	11,668
Other long-term liabilities	1,953	6,387
Net cash flows provided by (used in) operating activities	$63,026	$342,382
Cash Flows from Investing Activities:
Purchases of property and equipment	$(55,431)	$(11,396)
Cash paid for internally developed software costs	(113,460)	(93,432)
Cash paid for gaming market access and licenses	(2,068)	(4,343)
Other investing activities	(6,471)	(6,938)
Net cash flows provided by (used in) investing activities	$(177,430)	$(116,109)
Cash Flows from Financing Activities:
Repurchase of convertible notes	$(300,400)	$—
Proceeds from Term B Loans, net	687,819	588,116
Repayment of Term B Loans principal	(4,500)	(3,000)
Purchase of treasury stock for RSU withholding	(62,432)	(133,480)
Purchase of treasury stock under Stock Repurchase Program	(154,218)	(313,953)
Proceeds from exercise of stock options	6,035	9,231
Proceeds from shares issued under Employee Stock Purchase Plan	9,987	6,900
Other financing activities	(3,139)	(2,093)
Net cash flows provided by (used in) financing activities	$179,152	$151,721
Net increase (decrease) in cash and cash equivalents, restricted cash, and cash reserved for users	64,748	377,994
Cash and cash equivalents, restricted cash, and cash reserved for users at the beginning of period	1,604,595	1,330,193
Cash and cash equivalents, restricted cash, and cash reserved for users at the end of period	$1,669,343	$1,708,187

Disclosure of cash and cash equivalents, restricted cash, and cash reserved for users
Cash and cash equivalents	$1,100,921	$1,228,275
Restricted cash	11,402	4,593
Cash reserved for users	557,020	475,319
Cash and cash equivalents, restricted cash, and cash reserved for users at the end of period	$1,669,343	$1,708,187

Supplemental Disclosure of Noncash Investing and Financing Activities:
Decrease in warrant liabilities from cashless exercise of warrants	$—	$13,790
Shares issued for contingent consideration	14,620	4,962
Stock-based compensation capitalized to internally developed software costs	19,173	17,466
Supplemental Disclosure of Cash Activities:
Increase (decrease) in cash reserved for users	$87,571	$(50,088)
Cash paid for interest	29,602	18,630
Cash paid for income taxes, net of refunds	4,538	6,898
See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data, unless otherwise noted)
1.Description of Business
We are a digital sports and gaming company. We provide users with online and retail sports betting (together, “Sportsbook”), online casino (“iGaming”), daily fantasy sports (“Fantasy”), digital lottery courier (“Lottery”), prediction markets and other offerings.
As of September 30, 2026, 39 U.S. states, the District of Columbia and Puerto Rico have some form of authorized sports betting. Of those 41 jurisdictions, 33 have legalized online sports betting. All 33 jurisdictions are live, and DraftKings operates in 29 of them. As of September 30, 2026, the U.S. jurisdictions with statutes legalizing iGaming are Connecticut, Delaware, Maine, Michigan, New Jersey, Pennsylvania, Rhode Island and West Virginia.
As of September 30, 2026, we operate our Sportsbook offering in Arizona, Arkansas, Colorado, Connecticut, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Missouri, New Hampshire, New Jersey, New York, North Carolina, Ohio, Oregon, Pennsylvania, Puerto Rico, Tennessee, Vermont, Virginia, Washington, D.C., West Virginia, Wyoming, Alberta, Canada, and Ontario, Canada, and we operate retail sportsbooks in Arizona, Colorado, Connecticut, Illinois, Iowa, Kansas, Kentucky, Louisiana, Michigan, Mississippi, New Hampshire, New Jersey, Washington, Wisconsin and Puerto Rico. As of September 30, 2026, we offer our iGaming offering in Connecticut, Michigan, New Jersey, Pennsylvania, West Virginia, Alberta, Canada, and Ontario, Canada. We also have arrangements in place with land-based casinos to expand operations into additional states upon the passing of relevant legislation, the issuance of related regulations and the receipt of required licenses.
DraftKings Predictions launched in December 2025 as an introducing broker, marking the Company’s entry into prediction markets under the oversight of the U.S. Commodity Futures Trading Commission (“CFTC”). DraftKings Predictions is a standalone mobile application and web-based offering that enables eligible customers to trade contracts based on real-world outcomes across a range of markets, including sports and financial markets. Since August 2026, DraftKings Predictions has operated as a futures commission merchant. The Company’s prediction market operations also include operating Railbird Exchange LLC, a designated contract market doing business as DKeX (“DKeX”), and conducting market-making activities on DKeX and other designated contract markets.
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
Operating results for Railbird on and after the Railbird Acquisition Date are included in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2026. Pro forma financial information for the acquisition has not been presented because the impact of this acquisition was immaterial to our consolidated financial statements.
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

(1)Includes the issuance of approximately 0.9 million shares of the Company’s Class A common stock issued at $33.62 per share.
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
Goodwill represents the excess of the gross consideration transferred over the difference between the fair value of the underlying assets acquired and the underlying liabilities assumed. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of benefits from securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a market participant, as well as acquiring a talented workforce and cost savings opportunities. Goodwill recognized is not deductible for tax purposes. Goodwill associated with the Railbird Transaction is assigned as of the Railbird Acquisition Date to the Company’s prediction markets reporting unit, which was established in 2025 as a result of the launch of our prediction markets offering.
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

Transaction Costs
For the year ended December 31, 2025, the Company incurred $5.5 million in advisory, legal, accounting and management fees in connection with the Railbird Transaction, which were included in general and administrative expenses on the Company’s consolidated statements of operations. Of this amount, $3.9 million was incurred in the three and nine months ended September 30, 2025. The Company did not incur any such costs in the three and nine months ended September 30, 2026.
4.Intangible Assets
As of September 30, 2026, intangible assets, net consists of the following:

	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Developed technology	2.8 years	$586,082	$(399,076)	$187,006
Internally developed software	2.2 years	602,487	(336,074)	266,413
Gaming market access and licenses	6.5 years	287,381	(121,490)	165,891
Customer relationships	4.8 years	344,000	(174,203)	169,797
Trademarks, tradenames and other	4.4 years	38,890	(18,494)	20,396
Total		$1,858,840	$(1,049,337)	$809,503
As of December 31, 2025, intangible assets, net consists of the following:

	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Developed technology	3.4 years	$586,409	$(338,358)	$248,051
Internally developed software	2.3 years	475,814	(254,285)	221,529
Gaming market access and licenses	6.7 years	287,524	(91,575)	195,949
Customer relationships	5.5 years	344,000	(144,326)	199,674
Trademarks, tradenames and other	5.1 years	43,120	(19,122)	23,998
Total		$1,736,867	$(847,666)	$889,201

Amortization expense was $72.0 million and $214.0 million for the three and nine months ended September 30, 2026, respectively, and $60.6 million and $187.1 million for the three and nine months ended September 30, 2025, respectively.
5.Current and Long-term Liabilities
Credit Agreement
Revolving Credit Facility
On November 7, 2024, the Company entered into a credit agreement (as amended, the “Credit Agreement”) with various financial institutions, as lenders, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, providing for a senior secured revolving credit facility of up to $500.0 million (the “Original Revolving Credit Facility”). The Original Revolving Credit Facility had a maturity date of November 7, 2029.
On August 25, 2026, the Company entered into a second amendment to the Credit Agreement (the “Second Amendment”), which, among other things, provided for a new $750.0 million senior secured revolving credit facility (the “Revolving Credit Facility”), on terms substantially similar to those of the Original Revolving Credit Facility, to replace the Original Revolving Credit Facility. The Revolving Credit Facility has a maturity date of August 25, 2031.
Revolving loans under the Revolving Credit Facility bear interest at the Company’s election at either (i) Term SOFR (as defined in the Credit Agreement), plus an applicable margin ranging from 1.75% to 2.25% depending on the Company’s Net

First Lien Leverage Ratio (as defined in the Credit Agreement) or (ii) a base rate that is equal to the greatest of (a) the federal funds rate plus 0.50%, (b) the prime rate and (c) Term SOFR for a one month interest period plus 1.00%, in each case plus an additional applicable margin ranging from 0.75% to 1.25% depending on the Company’s Net First Lien Leverage Ratio. In addition, the Company is required to pay a commitment fee quarterly in arrears ranging from 0.250% to 0.375% per annum of the unused portion of the Revolving Credit Facility depending on the Company’s Net First Lien Leverage Ratio.
As of September 30, 2026, the Credit Agreement provided a Revolving Credit Facility of up to $750.0 million, and there was no principal outstanding thereunder. As of September 30, 2026, $11.9 million in letters of credit were issued under the Revolving Credit Facility, with $738.1 million available for borrowing.
Term B-1 Facility
On March 4, 2025, the Company entered into a first amendment to the Credit Agreement, providing for a new class of incremental term loans under the Credit Agreement in an aggregate principal amount of $600.0 million (the “Term B-1 Facility” and, such term loans, the “Term B-1 Loan”). The Term B-1 Facility matures on March 4, 2032, and all unpaid borrowings, together with accrued and unpaid interest thereon, are repayable on such date (unless extended in accordance with the terms of the Credit Agreement). In addition, 1.00% of the original principal amount of the Term B-1 Loan is payable per annum in quarterly installments. In connection with the borrowing of the Term B-1 Loan, the Company incurred $11.9 million of lender fees and $3.1 million of debt financing costs, which are being amortized through the maturity date. The amortization of debt issuance costs was $0.5 million and $1.6 million for the three and nine months ended September 30, 2026, respectively, and $0.5 million and $1.2 million for the three and nine months ended September 30, 2025, respectively, which is included in Interest income (expense), net on the Company’s condensed consolidated statements of operations.
The Term B-1 Loan under the Term B-1 Facility bears interest at the Company’s election at either (x) in the case of Term SOFR Loans, Term SOFR plus an applicable margin of 1.75% per annum, or (y) in the case of ABR Term Loans, ABR plus an applicable margin of 0.75% per annum (with each of the capitalized terms used in clauses (x) and (y) as defined in the Credit Agreement). As of September 30, 2026, the aggregate principal amount of the Term B-1 Loan outstanding was $591.0 million, which bore interest at a weighted-average rate of 5.54% per annum. As of September 30, 2026, the fair value of the Term B-1 Loan approximates the carrying value, which was calculated using quoted market prices for similar debt instruments and other observable market inputs, which is a Level 2 fair value measurement.
Term B-2 Facility
The Second Amendment also provided for a new class of incremental term loans under the Credit Agreement in an aggregate principal amount of $700.0 million (the “Term B-2 Facility” and, such term loans, the “Term B-2 Loan”). The Term B-2 Facility matures on August 25, 2033. The Term B-2 Loan is repayable in quarterly installments equal to 0.25% of its aggregate principal amount, or $1.75 million per quarter, commencing on December 31, 2026, with all remaining unpaid principal and accrued and unpaid interest due at maturity. In connection with the borrowing of the Term B-2 Loan, the Company incurred $10.8 million of lender fees and $2.9 million of debt financing costs, which are being amortized through the maturity date. Amortization of debt issuance costs related to the Term B-2 Loan was $0.2 million for each of the three and nine months ended September 30, 2026, which is included in Interest income (expense), net on the Company’s condensed consolidated statements of operations.
The Term B-2 Loan under the Term B-2 Facility bears interest at the Company’s election at either (x) in the case of Term SOFR Loans, Term SOFR plus an applicable margin of 2.00% per annum, or (y) in the case of ABR Term Loans, ABR plus an applicable margin of 1.00% per annum (with each of the capitalized terms used in clauses (x) and (y) as defined in the Credit Agreement). As of September 30, 2026, the aggregate principal amount of the Term B-2 Loan outstanding was $700.0 million, which bore interest at a weighted-average rate of 5.67% per annum. As of September 30, 2026, the fair value of the Term B-2 Loan approximates the carrying value, which was calculated using quoted market prices for similar debt instruments and other observable market inputs, which is a Level 2 fair value measurement.
The performance of the Company’s obligations under the Credit Agreement is secured by a first-priority security interest on substantially all of its assets. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including dividend restrictions, a public corporate credit rating requirement for so long as any Term B-1 or Term B-2 Loans are outstanding, and, with respect to the Revolving Credit Facility only, a financial covenant that the Company is required to maintain a Net First Lien Leverage Ratio not to exceed 4.50:1.00, which is tested only if the aggregate amount of (i) revolving loans outstanding and (ii) letters of credit outstanding under the Revolving Credit Facility in excess of a specified threshold (unless cash collateralized) is in excess of 40% of the total commitments under the Revolving Credit Facility. As of September 30, 2026, the Company was not required to test the covenant as the aggregate amount of the revolving loans outstanding and the letters of credit outstanding did not exceed 40% of the total commitments under the Revolving Credit Facility.
Convertible Notes and Capped Call Transactions
In March 2021, DraftKings Holdings Inc. (formerly DraftKings Inc.), a Nevada corporation (“Old DraftKings”), issued zero-coupon convertible senior notes in an aggregate principal amount of $1,265.0 million, which includes proceeds from the full exercise of the over-allotment option (collectively, the “Convertible Notes”). The Convertible Notes will mature on March 15, 2028 (the “Notes Maturity Date”), subject to earlier conversion, redemption or repurchase. In connection with the issuance of the Convertible Notes, Old DraftKings incurred $17.0 million of lender fees and $1.7 million of debt financing costs, which are being amortized through the Notes Maturity Date. The amortization of debt issuance costs was $0.7 million and $2.0 million for the three and nine months ended September 30, 2026, respectively, and $0.7 million and $2.0 million for the three and nine months ended September 30, 2025, respectively, which is included in Interest income (expense), net on the Company’s condensed consolidated statements of operations. The Convertible Notes represent senior unsecured obligations of Old DraftKings.
The Convertible Notes are convertible at an initial conversion rate of 10.543 shares of the Company’s Class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $94.85 per share of the Company’s Class A common stock. The conversion rate is subject to adjustment upon the occurrence of certain specified events and includes a make-whole adjustment upon early conversion in connection with a make-whole fundamental change (as defined in the indenture governing the Convertible Notes). Since the issuance of the Convertible Notes, there have been no changes to the initial conversion price.
Prior to September 15, 2027, the Convertible Notes will be convertible by the holder only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the Notes Maturity Date. Old DraftKings will satisfy any conversion election by paying or delivering, as the case may be, cash, shares of the Company’s Class A common stock or a combination of cash and shares of DraftKings Inc.’s Class A common stock. As of September 30, 2026, no conditions were met to allow for the conversion of the Convertible Notes by any holder.
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
On August 31, 2026, the Company repurchased $320.0 million aggregate principal amount of the Convertible Notes for $300.4 million. In connection with the repurchase, the Company wrote off $1.0 million of unamortized debt issuance costs allocated to the repurchased Convertible Notes and recognized a net gain on extinguishment of debt of $18.6 million, which is included in Other gain (loss), net on the Company’s condensed consolidated statements of operations. Following the repurchase, $945.0 million aggregate principal amount of the Convertible Notes remained outstanding.
As of September 30, 2026, the Company’s convertible debt balance was $942.1 million, net of unamortized debt issuance costs of $2.9 million. Although recorded at amortized cost on the Company’s condensed consolidated balance sheets, the estimated fair value of the Convertible Notes was $877.6 million and $1,158.7 million as of September 30, 2026 and December 31, 2025, respectively, which was calculated using the estimated or actual bids and offers of the Convertible Notes in an over-the-counter market on the last business day of the period, which is a Level 1 fair value measurement.
As of September 30, 2026, the future principal payments for the Term B-1 Loan, Term B-2 Loan and Convertible Notes were as follows:

Years Ending December 31,
October 1, 2026 to December 31, 2026	$3,250
2027	13,000
2028	958,000
2029	13,000
2030	13,000
Thereafter	1,235,750
Total	$2,236,000
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
As of September 30, 2026 and December 31, 2025, the Company’s estimated contingent liability for indirect taxes was $91.8 million and $90.1 million, respectively. The estimated contingent liability for indirect taxes is recorded within other long-term liabilities on the condensed consolidated balance sheets and general and administrative expenses on the condensed consolidated statements of operations.
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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value as of September 30, 2026 and December 31, 2025 based on the three-tier fair value hierarchy:

	September 30, 2026
	Level 1	Level 2		Level 3		Total
Assets
Cash equivalents:
Money market funds	$28,443	$—		$—		$28,443
Other current assets:
Derivative instruments	$—	$12,908	(1)	$—		$12,908
Other non-current assets:
Derivative instruments	$—	$—		$7,059	(3)	$7,059
Equity securities	—	9,127	(2)	—		9,127
Total	$28,443	$22,035		$7,059		$57,537

Liabilities
Other current liabilities	$—	$—		$2,903	(4)	$2,903
Other long-term liabilities	—	—		26,090	(4)	26,090
Total	$—	$—		$28,993		$28,993

	December 31, 2025
	Level 1	Level 2		Level 3		Total
Assets
Cash equivalents:
Money market funds	$184,212	$—		$—		$184,212
Other non-current assets:
Derivative instruments	$—	$—		$7,059	(3)	$7,059
Equity securities	—	9,127	(2)	—		9,127
Total	$184,212	$9,127		$7,059		$200,398

Liabilities
Other current liabilities	$—	$—		$14,900	(4)	$14,900
Other long-term liabilities	—	—		59,534	(4)	59,534
Total	$—	$—		$74,434		$74,434

(1)Represents positions held by the Company in connection with its market making activities on various designated contract markets. The Company measures these trading assets at fair value using observable inputs, including quoted prices for identical or similar contracts on designated contract markets, and, accordingly, classifies them as Level 2. Changes in the fair value of trading assets are recorded in Revenue on the condensed consolidated statements of operations. There were no trading assets as of December 31, 2025.
(2)Represents the Company’s non-marketable equity securities, which are classified as Level 2 because the Company measures these assets to fair value using observable inputs for similar investments of the same issuer. The Company has elected the remeasurement alternative for these assets.
(3)Represents the Company’s derivative instruments held in other public and privately held entities. The Company measures these derivative instruments to fair value using option pricing models and, accordingly, classifies these assets as Level 3. There were no new Level 3 derivative instruments sold, purchased by or issued to the Company during the nine months ended September 30, 2026. The table below includes a range and an average weighted by relative fair value of the significant unobservable inputs used to measure these Level 3 derivative instruments to fair value. The key inputs to the valuations are underlying stock price, volatility and risk free rate. A change in these significant unobservable inputs might result in a significantly higher or lower fair value measurement at the reporting date. Changes to fair value of these instruments are recorded in Other gain (loss), net on the condensed consolidated statements of operations.
(4)Represents the contingent consideration issuable to former Sports IQ Analytics Inc. (“SIQ”), Dijon Systems Limited (“Dijon”), Simplebet, Inc. (“Simplebet”) and Railbird equityholders in connection with the acquisition of SIQ, acquisition of Dijon, acquisition of Simplebet and the Railbird Transaction, respectively, upon the achievement of certain performance targets. The fair value of contingent consideration was generally calculated using customary valuation models based on probability-weighted outcomes of meeting certain future performance targets and forecasted results. The Company classified the contingent consideration liabilities as a Level 3 fair value measurement due to the lack of observable inputs used in the model. The key inputs to the valuations are the projections of future financial results in relation to the business, revenue risk premium, revenue volatility, and operational leverage ratio as well as management judgment regarding the probability of achieving a future performance target. The table below includes a range and an average weighted by relative fair value of the significant unobservable inputs used to measure contingent consideration at fair value. A change in these significant unobservable inputs might result in a significantly higher or lower fair value measurement at the reporting date. Changes to fair value of these instruments are recorded in Other gain (loss), net on the condensed consolidated statements of operations.

	September 30, 2026	December 31, 2025
Significant Unobservable Inputs of Level 3 Investments	Range (Weighted Average)	Range (Weighted Average)
Revenue volatility	10.6% - 19.5% (17.9%)	10.6% - 17.3% (15.3%)
Equity volatility	45.0% - 58.1% (53.5%)	45.0% - 54.2% (51.0%)
Operational leverage ratio	35.0% - 75.0% (39.0%)	61.0% - 75.0% (65.4%)

The following table provides a roll forward of the recurring Level 3 fair value liability measurements:

	2026	2025
Opening Balance at January 1	$74,434	$77,965
Fair value adjustment to contingent consideration liabilities	(35,389)	(37,896)
Settlement of contingent consideration liabilities	(10,052)	(3,300)
Balance at September 30	$28,993	$36,769

7.Revenue Recognition
Deferred Revenue

The Company includes deferred revenue within accounts payable and accrued expenses and liabilities to users in the condensed consolidated balance sheets. The deferred revenue balances were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Deferred revenue, beginning of the period	$149,015	$116,258	$174,750	$166,463
Deferred revenue, end of the period	$216,285	$178,112	$216,285	$178,112
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$127,458	$93,466	$174,750	$149,282

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
Disaggregation of revenue for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sports	$783,626	$596,119	$2,770,062	$2,475,948
iGaming	460,923	451,300	1,384,153	1,304,431
Other	84,514	96,600	264,159	284,953
Total Revenue	$1,329,063	$1,144,019	$4,418,374	$4,065,332

Sports revenue includes online sportsbook, retail sportsbook, and prediction markets revenue. The Company’s prediction markets revenue consists of (i) fees earned from DraftKings Predictions’ brokerage activities, including introducing fees (during the period that it operated as an introducing broker) and customer transaction fees (since it began operations as a futures commission merchant); (ii) transaction fees earned by its designated contract market, DKeX, and (iii) revenue generated by its market maker, GUS CAP LLC, from providing liquidity and trading on DKeX and third-party exchanges. Other revenue primarily includes Fantasy, Lottery and interest income on customer deposits. The opening and closing balances of the Company’s accounts receivable from contracts with customers were $105.6 million and $100.4 million for the nine months ended September 30, 2026, respectively, and $57.8 million and $65.6 million for the nine months ended September 30, 2025, respectively.

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
The following table shows restricted stock unit (“RSU”) and stock option activity for the nine months ended September 30, 2026:

	Options	RSUs			Total	Weighted Average Exercise Price of Options	Weighted Average Fair Market Value of RSUs
		Time-Based	PSP	LTIP
Outstanding at December 31, 2025	18,006	13,584	7,866	409	39,865	$10.03	$31.16
Granted	—	13,269	6,245	—	19,514	—	23.37
Exercised options / vested RSUs	(2,300)	(6,943)	(584)	(204)	(10,031)	2.63	29.07
Change in awards due to performance multiplier	—	—	(76)	—	(76)	—	21.76
Forfeited	(259)	(1,720)	(163)	(43)	(2,185)	48.72	31.55
Outstanding at September 30, 2026	15,447	18,190	13,288	162	47,087	$10.34	$26.85

As of September 30, 2026, total unrecognized stock-based compensation expense of $587.1 million related to granted, and unvested, stock-based compensation arrangements is expected to be recognized over a weighted-average period of 2.7 years.

The following table shows stock-based compensation expense for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Options	RSUs	Total	Options	RSUs	Total
Time-Based (1)	$1,296	$60,285	$61,581	$1,908	$53,296	$55,204
PSP (2)	—	24,675	24,675	—	15,982	15,982
LTIP (2)	—	(231)	(231)	—	1,287	1,287
Total	$1,296	$84,729	$86,025	$1,908	$70,565	$72,473

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Options	RSUs	Total	Options	RSUs	Total
Time-Based (1)	$5,488	$170,903	$176,391	$5,808	$150,617	$156,425
PSP (2)	—	57,409	57,409	—	77,197	77,197
LTIP (2)	—	(6)	(6)	—	2,398	2,398
Total	$5,488	$228,306	$233,794	$5,808	$230,212	$236,020

(1) Time-based awards vest and are expensed over a defined service period.
(2) PSP and LTIP awards vest based on defined performance criteria and are expensed based on the probability of achieving such criteria.

9.Income Taxes
The Company’s income tax provision (benefit) for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income tax provision (benefit)	$7,274	$(12,065)	$11,846	$(5,875)

The effective tax rates for the three months ended September 30, 2026 and 2025 were negative 1.5% and 4.5%, respectively, and the effective tax rates for the nine months ended September 30, 2026 and 2025 were negative 2.2% and 4.2%, respectively. The difference between the Company’s effective tax rates for the three and nine months ended September 30, 2026 and 2025 and the U.S. statutory tax rate of 21% was primarily due to a valuation allowance related to the Company’s deferred tax assets, offset partially by current state tax and current foreign tax. The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized.

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

The following table presents revenue, significant expenses, and net income (loss) for our consolidated segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenue	$1,329,063	$1,144,019	$4,418,374	$4,065,332
Less:
Cost of revenue: Gaming taxes	519,859	455,449	1,609,036	1,440,781
Cost of revenue: Other (1)	308,123	268,059	918,135	854,404
Adjusted sales and marketing expenses (2)	594,319	350,890	1,296,771	906,986
Adjusted product and technology expenses (2)	107,008	92,320	304,715	267,329
Adjusted general and administrative expenses (2)	116,654	103,788	324,168	319,045
Depreciation and amortization	77,380	66,071	229,383	201,486
Interest (income) expense, net	11,383	19,573	24,556	14,513
Stock-based compensation	86,025	72,473	233,794	236,020
Income tax provision (benefit)	7,274	(12,065)	11,846	(5,875)
Other segment items (3)	(30,242)	(15,751)	(18,770)	(36,641)
Consolidated net income (loss)	$(468,720)	$(256,788)	$(515,260)	$(132,716)

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

11.Earnings (Loss) Per Share
The computation of earnings (loss) per share and weighted-average shares of the Company’s Class A common stock outstanding for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to common stockholders	$(468,720)	$(256,788)	$(515,260)	$(132,716)
Basic and diluted weighted-average common shares outstanding	496,932	496,639	495,812	495,522
Earnings (loss) per share attributable to common stockholders:
Basic and diluted	$(0.94)	$(0.52)	$(1.04)	$(0.27)
There were no preferred or other dividends declared for the three and nine months ended September 30, 2026. The below table includes the total securities potentially dilutive for the three and nine months ended September 30, 2026 and 2025, which have been excluded from the computation of basic and diluted earnings (loss) per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Class A common stock resulting from exercise of all warrants	—	1,001	—	1,001
Stock Options and RSUs	47,087	45,219	47,087	45,219
Convertible notes	9,963	13,337	9,963	13,337
Total	57,050	59,557	57,050	59,557

The Company has contingent consideration arrangements related to business combinations as disclosed in “Note 3 – Business Combinations.” Certain potential shares associated with these arrangements have been excluded from the computations and tables above as they are contingently issuable, and the contingency to which the issuance relates was not met at the end of the reporting period.

12.Related-Party Transactions
Equity Method Investments
The Company has committed to invest up to $17.5 million in DBDK Venture Fund I, LP, in which the Company holds a 28.6% ownership interest, and $21.0 million in DBDK Fund II, LP, in which the Company holds a 35.0% ownership interest. Both funds are Delaware limited partnerships and are both managed by Drive by DraftKings, LLC (“DBDK”). As of September 30, 2026, the Company had invested a total of $14.7 million and $3.7 million of the total commitment in DBDK Venture Fund I, LP and DBDK Fund II, LP, respectively. The Company also provides office space and general operational support to DBDK, which is partially owned by DKFS, LLC, an equity-method affiliate in which the Company has a 49.9% membership interest, in exchange for services-in-kind. The operational support is primarily general and administrative services.
Aircraft
On each of March 30, 2026 and 2025, the Company renewed a one-year lease of an aircraft from an entity solely owned by Mr. Robins, pursuant to which Mr. Robins’ entity leased the aircraft to the Company for $0.6 million for a one-year period (the “Aircraft Leases”). The Company covered all operating, maintenance and other expenses associated with the aircraft. During the three and nine months ended September 30, 2026 and 2025, the Company incurred $0.1 million and $0.3 million of expense under the Aircraft Leases, respectively, in each period.
On August 11, 2026, the Company entered into an agreement to purchase the aircraft from an entity solely owned by Mr. Robins for approximately $25.5 million in cash, based on a valuation established by an independent third-party appraisal (the “Aircraft Purchase”), less certain aircraft expenditures that the Company previously incurred and was entitled to recoup from the selling entity in connection with the Aircraft Purchase. The audit committee of the Company’s Board of Directors and the Board of Directors approved the Aircraft Purchase and the Aircraft Leases, based, among other considerations, on the requirements of certain executive officers’ security programs that such executives and their respective family members travel by private aircraft and the audit committee’s and Board of Directors’ determination, among other things, that the arrangement provides greater efficiency and flexibility and better supports safety, security, confidentiality and privacy. In connection with the Aircraft Purchase, the Aircraft Lease was terminated.

13.Commitments and Contingencies
Contractual Obligations and Contingencies
The Company is a party to several non-cancelable contracts with vendors under which the Company is obligated to make future minimum payments under the terms of these contracts as follows:

Years Ending December 31,
From October 1, 2026 to December 31, 2026	$200,108
2027	715,248
2028	612,569
2029	551,610
2030	203,533
Thereafter	40,908
Total	$2,323,976
Surety Bonds

As of September 30, 2026, the Company has been issued $510.0 million in surety bonds at a combined annual premium cost of 0.45%, which are held for certain regulators’ use and benefit in order for the Company to satisfy state license requirements. There have been no claims against such bonds, and the likelihood of future claims is remote.
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
The Company did not repurchase any shares during the three months ended September 30, 2026, compared to 1.6 million shares for $71.2 million during the three months ended September 30, 2025. The Company repurchased 5.5 million shares and 8.2 million shares for $154.2 million and $314.0 million during the nine months ended September 30, 2026 and 2025, respectively, under the Stock Repurchase Program.
Contingencies
The Company is involved in a number of legal proceedings (including those described below) concerning matters arising in connection with the conduct of its business activities. These proceedings are at varying stages, and many of these proceedings seek an indeterminate amount of damages. The Company regularly evaluates the status of the legal proceedings in which it is involved to assess whether a loss is probable or there is a reasonable possibility that a loss or an additional loss may have been incurred and to determine if accruals are appropriate. If accruals are not appropriate, the Company further evaluates each legal proceeding to assess whether an estimate of the possible loss or range of possible loss can be made.
For certain cases described on the following pages, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in various stages; (ii) damages have not been sought; (iii) damages are unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties involved. Unless otherwise indicated, for each of the matters described below, management does not believe that, despite the potential for significant damages, and based on currently available information, the outcome of any specific matter will have a material adverse effect on the Company’s financial condition, though an outcome of a specific matter could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.
Attorney General of Texas
On January 19, 2016, the Texas Attorney General issued an opinion letter that “odds are favorable that a court would conclude that participation in paid daily fantasy sports leagues constitutes illegal gambling” under Texas law. In response to the opinion letter, the Company sued the Texas Attorney General on March 4, 2016 in Dallas County, Texas. On August 5, 2026, DraftKings and FanDuel voluntarily dismissed the lawsuit without prejudice.
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
On August 3, 2022, the Company filed a petition for inter partes review with the Patent Trial and Appeal Board (“PTAB”) challenging the validity of the ’243 Patent. On July 25, 2022, FanDuel filed petitions for inter partes review (“IPRs”) with the PTAB challenging the validity of the ’543 and ’730 Patents. On September 20, 2022, the court entered an order staying the pending motion to dismiss and staying all discovery pending final resolution of the petition for inter partes review through a final written decision. On February 15, 2023, the district court administratively terminated the lawsuit pending the PTAB’s final written decision. On January 29, 2024, the PTAB issued final written decisions in the IPRs, finding unpatentable all challenged claims of the ’243, ’543, and ’730 Patents. On February 16, 2024, the parties jointly requested that the case remain administratively terminated. On February 20, 2024, the court granted the request.
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

On January 16, 2026, DraftKings filed petitions for IPRs under 35 U.S.C. § 312 and 37 C.F.R. § 42.104 for U.S. Patent No. 11,451,883 and U.S. Patent No. 11,338,189, which relate to the ’543 Patent and ’988 Patent, respectively. On March 17, 2026, the court granted-in-part and denied-in-part the Company’s motion to dismiss. The court denied the Company’s motion to dismiss the direct infringement claims of the ’543 Patent but granted with prejudice the motion to dismiss the willful infringement and indirect infringement claims as to the ’543 Patent and ’988 Patent. The infringement claims of the ’543 Patent and ’988 Patent will therefore proceed. On March 31, 2026, DraftKings filed its counterclaims, answer, and affirmative defenses to Winview’s Third Amended Complaint. On April 14, 2026, Winview filed its answer to DraftKings’ counterclaims.
The Company intends to vigorously defend this case. In the event that a court ultimately determines that the Company is infringing the asserted patents, the Company may be subject to substantial damages, which may include treble damages and/or an injunction that could require the Company to modify certain features that the Company currently offers.
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
On November 10, 2021, the Company answered the complaint and filed counterclaims (the “Counterclaims”). In the Counterclaims the Company sought, among other things, a declaratory judgment that the Arrow Gaming Patents are invalid. On December 1, 2021, Arrow Gaming answered the Counterclaims. On December 20, 2021, Arrow Gaming filed a second amended complaint adding new allegations with respect to alleged willful infringement. On January 21, 2022, the Company filed a motion to dismiss plaintiff’s second amended complaint.
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
The Company intends to vigorously defend this case. In the event that a court ultimately determines that the Company is infringing the asserted patents, the Company may be subject to substantial damages, which may include treble damages and/or an injunction that could require the Company to modify certain features that the Company currently offers.
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
Shareholder Derivative Litigation Related to Marketplace

On May 31, 2023, the first of three substantially similar, putative shareholder derivative actions was filed in Nevada state court by an alleged shareholder of the Company. On October 29, 2024, the court entered a stipulated order consolidating the three actions under the caption In re DraftKings Inc. Stockholder Derivative Litigation and appointed lead counsel. On December 23, 2024, the plaintiffs filed a consolidated amended complaint. The amended complaint purports to assert claims on behalf of the Company against certain senior officers and members of the Board of Directors of the Company based primarily on allegations that the defendants caused or allowed the Company to sell NFTs in violation of applicable law. The amended complaint also alleges that certain individuals are liable for trading in Company stock based on non-public information about its NFT business. The amended complaint seeks unspecified compensatory damages on the Company’s behalf, changes to corporate governance and internal procedures, costs and attorney’s fees, and other unspecified relief.
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
On October 21, 2025, plaintiff filed a motion for summary judgment. On September 22, 2026, the court entered its order granting summary judgment in favor of DraftKings. On October 21, 2026, plaintiff filed his notice of appeal.
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
Youngs

On January 7, 2025, plaintiff Matthew Youngs, individually and on behalf of all others similarly situated, filed a purported class action complaint against DraftKings Inc., Crown NJ Gaming Inc. dba DraftKings, DGMB Casino LLC and Resorts Atlantic City in the United States District Court, District of New Jersey. Among other things, plaintiff alleges that the Company’s “risk-free” and “no sweat” promotions, and the promotion that offered new customers an opportunity to earn up to 1,000 site credits as a sportsbook deposit match, as well as promotions that offered site credits in connection with a casino deposit match, were unfair, unconscionable, and misleading. The plaintiff’s complaint, as amended, asserts claims for violation of the New Jersey Consumer Fraud Act (“CFA”), intentional misrepresentation, unjust enrichment, and conversion. Plaintiff seeks compensatory damages, punitive damages, attorney fees and costs. Plaintiff seeks to certify a nationwide class of anyone who participated in the casino deposit match promotion and lost part or all of their initial deposit (with subclasses for New Jersey, Connecticut, Pennsylvania, Michigan, and West Virginia). Plaintiff also seeks a statewide class of (i) anyone in New Jersey who allegedly opted into the “risk free” or “no sweat” promotion and lost a bet; and (ii) anyone in New Jersey who opened an account and deposited money while in New Jersey in response to the 1,000 new customer sportsbook deposit match promotion.
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
On January 20, 2026, DraftKings informed the district court of the filing of the IPR petitions, and on January 21, 2026, the district court entered an order staying DraftKings’ motion to dismiss pending the final resolution of the IPRs through final written decision of the PTAB. On June 12, 2026, the PTAB denied institution of DraftKings’ IPR petition for the ’189 Patent. On July 2, 2026, the PTAB granted institution of DraftKings’ IPR petition for the ’883 Patent. The PTAB is expected to issue a final written decision on that IPR by July 2, 2027. On September 11, 2026, WinView filed a stipulation of dismissal with prejudice of all asserted claims relating to the ’883 Patent, and on September 14, 2026, the court entered an order dismissing all claims relating to the ’883 patent with prejudice. On October 22, 2026, DraftKings and WinView jointly requested authorization from the PTAB to terminate the IPR for the ’883 Patent.
The Company intends to vigorously defend this case. In the event that a court ultimately determines that the Company is infringing the asserted patents, the Company may be subject to substantial damages, which may include treble damages and/or an injunction that could require the Company to modify certain features that the Company currently offers.
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
On May 5, 2025, DraftKings filed a motion to dismiss the complaint. On May 14, 2025, the court granted the District of Columbia’s motion to intervene. On June 16, 2025, plaintiff filed its opposition to defendants’ motions to dismiss; on June 23, 2025, the District of Columbia filed a brief in support of defendants’ motion to dismiss; on July 7 2025, DraftKings filed its reply in support of its motion to dismiss and plaintiff filed its response to the District of Columbia’s brief; and on July 14, 2025, the District of Columbia filed its reply. On September 24, 2025, the District of Columbia notified the court that the D.C. Council had amended D.C. Code § 16-1702 to clarify that it does not apply to sports betting authorized under the SWLAA, and that the amendment would become permanent after review by Congress. On September 29, 2025, plaintiff filed a response arguing that the amendment violated PASPA. On March 26, 2026, the district court dismissed the complaint with prejudice, concluding that it was barred by the amendment to D.C. Code § 16-1702. Plaintiff filed its notice of appeal to the United States Court of Appeals for the District of Columbia Circuit on April 9, 2026. Plaintiff’s opening brief on appeal was filed on July 27, 2026, and defendants’ filed their answering briefs on October 26, 2026.
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
City of Baltimore

On April 3, 2025, the City of Baltimore (the “City”) filed a lawsuit against DraftKings and FanDuel seeking civil penalties and injunctive relief under Baltimore City Code Art. 2, Section 4. The City alleges that DraftKings violated Baltimore City Code Art. 2, section 4 by committing unfair, abusive and deceptive trade practices by allegedly (i) using data to allegedly target vulnerable Baltimore users; (ii) using misleading promotions such as “bonus bets” or “no-sweat bets;” (iii) concealing or misrepresenting the terms and conditions of those promotions; (iv) using data to identify Baltimore users with an alleged gaming disorder and then directing promotions at them; (v) directing messages with misleading urgency to those who allegedly may have gaming disorders; (vi) using the VIP program to allegedly exploit people with alleged gaming disorders; (vii) offering escalating rewards through its VIP program to target alleged users with gaming disorders; and (viii) failing to implement responsible gaming measures. The City seeks injunctive relief and statutory penalties for each violation of Baltimore City Code Art. 2, section 4.
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
On July 29, 2025, DraftKings filed a motion to dismiss. On March 23, 2026, the district court granted the motion as to all claims and dismissed all claims with prejudice (except for a conversion claim of one plaintiff, which it transferred to Pennsylvania state court), and ordered the case closed. On April 17, 2026, plaintiffs filed a notice of appeal, and on July 7, 2026, plaintiffs filed their opening appellate brief and a motion to certify a question of state law to the Pennsylvania Supreme Court. DraftKings filed its’ response brief and response to the motion to certify on August 27, 2026. The appeal remains pending.
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
On May 13, 2026, plaintiffs filed a first amended complaint (“FAC”). On May 27, 2026, DraftKings filed a motion to dismiss the FAC, which the court denied on June 17, 2026. As a result, the case will proceed with the following claims: (1) violation of Pennsylvania’s Unfair Trade Practices and Consumer Protection Law based on the Casino Deposit Promotion (Count I), No Risk Promotions (Count III), and Sportsbook Deposit Promotion (Count IV); (2) an intentional misrepresentation claim based on the Casino Deposit Promotion only (Count II); (3) and an unjust enrichment claim (Count V) based on the Casino Deposit Promotion, No-Risk Promotions, and Sportsbook Deposit Promotion. Counts I, II, and V are asserted against

Golden Nugget Online Gaming in addition to DraftKings Inc. and Crown PA Gaming Inc. Defendants filed an answer on July 15, 2026. An initial pretrial conference was held on October 28, 2026.
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
On September 24, 2026, the court set a trial date for February 8, 2027.

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
On August 8, 2025, the Company filed its motion to dismiss. On March 30, 2026, the Company’s motion to dismiss was granted with prejudice. On April 24, 2026, Micro-Gaming filed its notice of appeal. On September 15, 2026, Micro-Gaming filed its opening appellate brief. The appeal remains pending.
The Company intends to vigorously defend this case. In the event that a court ultimately determines that the Company is infringing the asserted patents, the Company may be subject to substantial damages, which may include treble damages and/or an injunction that could require the Company to modify certain features that the Company currently offers.
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
Product Liability Matters

Beginning on March 24, 2026, the first of fourteen lawsuits focused primarily on product liability claims was filed by individual plaintiffs in state courts in Massachusetts, Illinois, New Jersey and Pennsylvania against DraftKings Inc., and its related individuals and entities, and in certain instances, FanDuel, Inc., and other third parties. The complaints allege, among other things, that DraftKings’ online betting platforms are defectively designed and unreasonably dangerous because they allegedly incorporate features intended to encourage continuous betting and compulsive gaming. Plaintiffs also allege that the DraftKings defendants failed to adequately warn users about the risks associated with the use of the platforms and engaged in deceptive and unfair conduct through the use of, among other things, targeted promotions and wagering opportunities, notifications, data-driven personalization, and “VIP” programs. The complaints assert various claims under state tort and statutory laws and assert claims for personal monetary losses and actual, compensatory, statutory and/or punitive damages for alleged emotional, financial and physical harms. DraftKings has filed preliminary objections in five of the Pennsylvania cases. DraftKings removed four other Pennsylvania cases from state to federal court. DraftKings removed an Illinois case from state to federal court and filed a motion to dismiss, which remains pending. DraftKings also filed motions to dismiss in the two Massachusetts cases and in the one New Jersey case, all of which remain pending.
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

Interactive Games II

On April 2, 2026, Interactive Games LLC (“Interactive Games”) filed a complaint against DraftKings Inc. in the United States District Court for the District of Massachusetts alleging that DraftKings’ offerings infringe five patents. The following U.S. Patents are asserted against DraftKings’ mobile apps in the complaint: (1) U.S. Patent No. 12,409,382, entitled “Smart phone with wrapper application that checks whether the smart phone may use a gambling application”; (2) U.S. Patent No. 8,974,302, entitled “Multi-process communication regarding gaming information”; (3) U.S. Patent No. 12,548,404, entitled “Multi-level device verification for mobile gambling applications”; (4) U.S. Patent No. 12,400,518, entitled “System for facilitating online wagering with nearby mobile phones”; and (5) U.S. Patent No. 12,406,284, entitled “Mobile device proximity tracking for selective content delivery and formatting” (collectively, the “Interactive Games Patents”). On June 23, 2026, the Company filed a motion to dismiss. On October 27, 2026, the Court denied the Company’s motion as to the ’302 Patent and the ’382 Patent but kept the patentability of the ’404 Patent under advisement. On September 17, 2026, the Company filed a petition for inter partes review with the PTAB challenging the validity of the ’284 Patent, which challenge remains pending.
The Company intends to vigorously defend this case. In the event that a court ultimately determines that the Company is infringing the asserted patents, the Company may be subject to substantial damages, which may include treble damages and/or an injunction that could require the Company to modify certain features that the Company currently offers.
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
The plaintiffs assert claims for violation of New York General Business Law §§ 349 and 350, negligence, and unjust enrichment. The plaintiffs seek, among other things, unspecified compensatory damages, restitution, disgorgement, injunctive relief, attorneys’ fees and costs. The plaintiffs seek to certify a nationwide class and a New York subclass of users who allegedly maintained sportsbook accounts on defendants’ sportsbook platforms, were exposed to their promotions, live or in-game betting features, or repeated wagering communications and who deposited money, placed wagers or suffered losses on the platforms. On October 1, 2026, DraftKings filed a motion to dismiss, and in response plaintiffs indicated they will amend their complaint rather than oppose.
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
Chan and Gordon

On July 28, 2026, plaintiff Michael Chan filed a putative class action complaint against DraftKings Inc. and GUS III LLC (“GUS III”) in the United States District Court for the District of Massachusetts. Plaintiff alleges, among other things, that DraftKings Predictions offers unlawful sports betting. Specifically, plaintiff alleges that event contracts on sporting events are unlawful in Alabama, California, Florida, Georgia, Minnesota, New Mexico, South Carolina, and Texas (the “Chan Relevant States”).
Plaintiff asserts claims against DraftKings and GUS III for unjust enrichment and violation of California’s Unfair Competition Law. Plaintiff seeks to represent classes of (1) all persons in the Chan Relevant States who spent money allegedly wagering on sports on DraftKings Predictions; and (2) all persons in California who spent money allegedly wagering on sports on DraftKings Predictions. Plaintiff seeks declaratory and injunctive relief, damages, restitution and disgorgement.
On August 3, 2026, plaintiffs Jason Gordon, Arie Weissman, and Johnny Harris filed a putative class action complaint against DraftKings Inc. and GUS III in the United States District Court for the District of Massachusetts. Plaintiffs allege, among other things, that DraftKings Predictions offers unlawful sports betting. Specifically, plaintiffs allege that event contracts on sporting events are unlawful in Alabama, Alaska, California, Florida, Georgia, Hawaii, Idaho, Nebraska, New Mexico, North Dakota, Oklahoma, Rhode Island, South Carolina, Texas, and Utah (the “Relevant States”). Plaintiffs assert claims against DraftKings and GUS III for unjust enrichment and for violations of Massachusetts’s gambling loss recovery statute, Mass. Gen. Laws ch. 137, § 1, Massachusetts’s consumer protection act, Mass. Gen. Laws ch. 93A, Texas’s gaming laws, Tex. Penal Code § 47.01, Texas’s Deceptive Trade Practices Act, California’s Gambling Control Act, and California’s Unfair Competition Law. Plaintiff seeks to represent classes of (1) all persons in the Relevant States who spent money by purchasing sports-related event contracts on DraftKings Predictions; and (2) all persons in each of the Relevant States who spent money by purchasing sports-related event contracts on DraftKings Predictions. Plaintiff seeks declaratory and injunctive relief, damages, punitive damages, statutory damages, multiple damages, attorneys’ fees, restitution, disgorgement, and an accounting.
Chan and Gordon have been consolidated for pre-trial purposes, and Gordon has been administratively closed. On October 14, 2026, the court denied plaintiff’s motion to appoint lead counsel.
The Company intends to vigorously defend these actions. If the court were to certify a class, and the class were to obtain a judgment in its favor, the Company may be subject to substantial damages, which may include restitution, disgorgement, and/or an injunction that could require the Company to modify certain aspects of its business. The Company cannot predict with any degree of certainty the outcome of the suits or determine the extent of any potential liability or damages.
The Company cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages. The Company also cannot provide an estimate of the possible loss or range of loss. Any adverse outcome in either matter could expose the Company to substantial damages or penalties that may have a material adverse impact on the Company’s operations and cash flows.
Hughes

On July 29, 2026, plaintiff James M. Hughes filed a complaint against DraftKings Inc., GUS III LLC d/b/a DraftKings Predictions, and several other defendants, in the Court of Common Pleas for Charleston County, South Carolina. The case has been removed to the United States District Court for the District of South Carolina. On October 15, 2026, plaintiff filed a motion to remand the case to state court, which motion remains pending.
Plaintiff alleges, among other things, that defendants operate unlawful sports prediction markets in South Carolina through platforms that facilitate sports event contracts, which plaintiff contend constitute illegal sports gambling under South Carolina law. Plaintiff brings the action pursuant to South Carolina’s Statute of Anne (S.C. Code Ann. § 32-1-20), which plaintiff contends authorizes any person to seek recovery of alleged illegal gambling losses on behalf of South Carolina residents who did not commence suit within the statutory period. Plaintiff seeks an accounting of all qualifying losses, statutory recovery of those losses, treble damages, attorneys' fees and costs, declaratory relief, injunctive relief, and other relief authorized by statute. DraftKings has not yet responded to the complaint.
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
Andrio

On August 13, 2026, plaintiff Ricardo Andrio filed a putative class action complaint against DraftKings Inc. and GUS III in the United States District Court for the Central District of California. Per stipulation, that action was transferred to the United States District Court for the District of Massachusetts on October 13, 2026.
Andrio alleges that DraftKings Predictions is illegal, unlicensed sports betting. Andrio asserts claims against DraftKings and GUS III for violation of California Business & Professions Code §§ 17200 and 17500. Plaintiff seeks to represent a putative class of “all citizens of California who spent money purchasing sports event contracts on the DraftKings Predictions mobile or web platforms.” Plaintiff seeks declaratory and injunctive relief, compensatory and statutory damages, attorneys’ fees and costs, and pre- and post-judgment interest. On October 21, 2026, DraftKings and GUS III filed an unopposed motion to assign the case from Judge Sorokin to Judge Casper, which was granted on October 22, 2026. DraftKings and GUS III have not yet responded to the complaint.
The Company intends to vigorously defend this action. If the court were to certify a class, and the class were to obtain a judgment in its favor, the Company may be subject to substantial damages, which may include restitution, disgorgement, and/or an injunction that could require the Company to modify certain aspects of its business.
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
Vest

On September 30, 2026, plaintiff Daniel Vest filed a class action complaint in the United States District Court for the District of Massachusetts against DraftKings alleging that DraftKings’ purported use of artificial intelligence to target unsuccessful customers violates DraftKings’ agreements with its customers and consumer protection law. Plaintiff asserts claims for breach of contract, breach of implied contract, and money had and received. Plaintiff seeks compensatory and consequential damages, return of monies purportedly unjustly held by DraftKings, disgorgement, statutory damages, attorneys’ fees and costs, pre-judgment interest, and injunctive relief.
The Company intends to vigorously defend this action. If the court were to certify a class, and the class were to obtain a judgment in its favor, the Company may be subject to substantial damages, which may include restitution, disgorgement, and/or an injunction that could require the Company to modify certain aspects of its business.

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
Seminole Tribe

On October 9, 2026, plaintiff The Seminole Tribe of Florida filed an action in the Circuit Court for Broward County, Florida alleging that Predictions and Pick6 constitute prohibited gambling in Florida, and that only plaintiff is permitted to offer this type of gambling in Florida pursuant to its 2021 tribal compact with the State of Florida. Plaintiff alleges that DraftKings, Mr. Robins, and GUS III have violated Florida Statute § 546.10(8)(a), Florida’s Deceptive and Unfair Trade Practices Act (Florida Statutes §§ 501.201 et seq.), and Florida’s common law prohibition on unfair competition. Plaintiff also alleges that Mr. Robins has violated Florida’s RICO statute (Florida Statutes §§ 895.01 et seq.). Plaintiff alleges that it has suffered harm in the form of lost profits, on the theory that customers in Florida who have used DraftKings’ offerings would have instead patronized plaintiff, and therefore DraftKings has allegedly diverted money from plaintiff. Plaintiff seeks declaratory and injunctive relief, restitution and disgorgement of all profits and revenues, nominal damages, attorney’s fees and costs, and pre- and post-judgment interest.
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
Payton
On October 22, 2026, plaintiffs Adrian Payton, Toi Smith, and Yolanda Perkins, individually and on behalf of all others similarly situated, filed a putative class action against DK Crown Holdings, Inc. d/b/a DraftKings, Inc., FanDuel, Inc., Flutter Entertainment plc, Belle of Orleans, LLC d/b/a Amelia Belle Casino, and Catfish Queen, LLC d/b/a Bally’s Baton Rouge in the Civil District Court for the Parish of Orleans, Louisiana (No. 2026-09867). Catfish Queen, LLC is alleged to be the Louisiana retail casino licensee under whose license DraftKings operates its sportsbook in Louisiana.
Plaintiffs allege that DraftKings’ and FanDuel’s mobile sportsbetting applications are defectively designed and unreasonably dangerous because they allegedly incorporate features intended to encourage continuous betting and compulsive gaming. The plaintiffs further allege that the defendants failed to adequately warn users about the addictive nature of the applications and that the defendants’ “risk-free,” “No Sweat,” and deposit match promotions were misleading.
Plaintiffs assert claims under the Louisiana Products Liability Act for design defect and inadequate warning. In the alternative, they assert claims for redhibition, breach of contract and bad faith breach, breach of the implied covenant of good faith and fair dealing, negligent misrepresentation, liability under the Louisiana Sports Wagering Act and its implementing regulations, and unjust enrichment. The plaintiffs seek, among other things, recission, restitution, disgorgement, attorneys’ fees and costs, interest, and unspecified compensatory and consequential damages.
The Company intends to vigorously defend this action. If the court were to certify a class, and the class were to obtain a judgment in its favor, the Company may be subject to substantial damages, which may include restitution, disgorgement, and/or an injunction that could require the Company to modify certain aspects of its business.
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
Other Litigation

In addition to the above actions, the Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. In the Company’s opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect the Company’s financial condition, results of operations or liquidity, though the outcomes could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.
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
•our ability to effectively compete in the global sports and gaming and prediction markets industries;
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

Our Business
We are a digital sports and gaming company. We provide users with online and retail sports betting (together, “Sportsbook”), online casino (“iGaming”), daily fantasy sports (“Fantasy”), digital lottery courier (“Lottery”), prediction markets and other offerings.

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
Financial Highlights and Trends
The following table sets forth a summary of our financial results for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands, except per share amounts)	2026	2025	2026	2025
Revenue	$1,329,063	$1,144,019	$4,418,374	$4,065,332
Net Income (Loss)	(468,720)	(256,788)	(515,260)	(132,716)
Adjusted EBITDA (1)	(316,899)	(126,488)	(34,449)	276,785
Basic and Diluted Earnings (Loss) Per Share	(0.94)	(0.52)	(1.04)	(0.27)
Adjusted Earnings (Loss) Per Share (2)	(0.53)	(0.26)	(0.26)	0.27

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

Revenue increased by $185.0 million in the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to higher revenue from our Sportsbook and prediction markets offerings (together, “Sports”), driven by higher Sportsbook handle and higher Sportsbook net revenue margin, partially offset by promotional investment associated with the launch of our prediction markets offering. Revenue increased by $353.0 million in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to the strong performance of our Sports offerings, driven by higher Sportsbook handle and Sportsbook net revenue margin, partially offset by promotional investment associated with the launch of our prediction markets offering.

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

The charts below present our average MUPs for the three and nine months ended September 30, 2025 and 2026:

Average Monthly Unique Payers
(in millions)
3.6
4.1
Q3 2025
Q3 2026

Average Monthly Unique Payers
(in millions)
3.8
4.0
YTD Q3 2025
YTD Q3 2026

Average Revenue per MUP (“ARPMUP”). We define and calculate ARPMUP as the average monthly revenue for a reporting period divided by the average number of MUPs for the same period. ARPMUP is a key indicator of our ability to drive usage and monetization of our offerings. The charts below present our ARPMUP for the three and nine months ended September 30, 2025 and 2026:

Average Revenue per Monthly Unique Payer
(in whole dollars)
$106
$109
Q3 2025
Q3 2026

Average Revenue per Monthly Unique Payer
(in whole dollars)
$120
$124
YTD Q3 2025
YTD Q3 2026

MUPs increased 0.5 million, or 12.9%, and 0.2 million, or 5.4%, in the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, primarily due to unique payer retention and new customer acquisition on our Sportsbook and iGaming offerings, and on our prediction markets offering, which launched in December 2025.
ARPMUP increased by $3.1, or 2.9%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, and $3.8, or 3.2%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to a higher Sportsbook net revenue margin, partially offset by promotional investment associated with new customer acquisition on our prediction markets offering.

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

The tables below present our Sports Consumer Volume, Sports Net Revenue Margin, and revenue disaggregation for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
(amounts in thousands)	2026	2025	$ Change	% Change
Sports Consumer Volume	$13,900,152	$11,402,405	$2,497,747	21.9%
Sports Revenue	783,626	596,119	187,507	31.5%
Sports Net Revenue Margin	5.6%	5.2%	N/A	N/A

Sports Revenue	$783,626	$596,119	$187,507	31.5%
iGaming Revenue	460,923	451,300	9,623	2.1%
Other Revenue	84,514	96,600	(12,086)	(12.5)%
Total Revenue	$1,329,063	$1,144,019	$185,044	16.2%

	Nine Months Ended September 30,
(amounts in thousands)	2026	2025	$ Change	% Change
Sports Consumer Volume	$41,242,267	$36,757,637	$4,484,630	12.2%
Sports Revenue	2,770,062	2,475,948	294,114	11.9%
Sports Net Revenue Margin	6.7%	6.7%	N/A	N/A

Sports Revenue	$2,770,062	$2,475,948	$294,114	11.9%
iGaming Revenue	1,384,153	1,304,431	79,722	6.1%
Other Revenue	264,159	284,953	(20,794)	(7.3)%
Total Revenue	$4,418,374	$4,065,332	$353,042	8.7%

Sports Consumer Volume increased by $2.5 billion, or 21.9%, to $13.9 billion in the three months ended September 30, 2026, from $11.4 billion in the three months ended September 30, 2025, and increased by $4.5 billion, or 12.2%, to $41.2 billion in the nine months ended September 30, 2026, from $36.8 billion in the nine months ended September 30, 2025. These increases are primarily due to an increase in MUPs driven by unique payer retention and acquisition on our Sportsbook offering, as well as new customer acquisition on our prediction markets offering, which launched in December 2025.
Sports Net Revenue Margin increased by 0.4 percentage points, to 5.6% in the three months ended September 30, 2026, from 5.2% in the three months ended September 30, 2025, primarily due to a higher hold percentage on our Sportsbook offering, partially offset by promotional investment associated with new customer acquisition on our prediction markets offering. Sports Net Revenue Margin was flat at 6.7% in the nine months ended September 30, 2026, compared to 6.7% in the nine months ended September 30, 2025, primarily due to a higher hold percentage on our Sportsbook offering, partially offset by promotional investment associated with new customer acquisition on our prediction markets offering.

iGaming revenue increased $9.6 million, or 2.1%, to $460.9 million in the three months ended September 30, 2026, from $451.3 million in the three months ended September 30, 2025, and increased by $79.7 million, or 6.1%, to $1,384.2 million in the nine months ended September 30, 2026, from $1,304.4 million in the nine months ended September 30, 2025. The increases are primarily due to higher handle, partially offset by increased promotional reinvestment.
Other revenue decreased $12.1 million, or 12.5%, to $84.5 million in the three months ended September 30, 2026, from $96.6 million in the three months ended September 30, 2025, and decreased $20.8 million, or 7.3%, to $264.2 million in the nine months ended September 30, 2026, from $285.0 million in the nine months ended September 30, 2025, primarily due to lower interest income on player funds, as the prior-year period included a reclassification of interest income on customer deposits to revenue, and lower advertising sales revenue, partially offset by growth in our Lottery offering and the launch of DK Racing.
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

We define and calculate Adjusted Earnings (Loss) Per Share as basic and diluted earnings (loss) per share attributable to common stockholders adjusted for the impact of amortization of acquired intangible assets; discrete tax benefits attributed to acquisitions; stock-based compensation; transaction-related costs; litigation, settlement and related costs; advocacy and other related legal expenses; gain or loss on remeasurement of warrant liabilities; other non-recurring and non-operating costs or income; and the tax impact of adjusting items, as described in the reconciliation below. The weighted-average shares outstanding used in the calculation of earnings (loss) per share are the GAAP weighted-average shares reported in the consolidated financial statements and are not adjusted.

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

Adjusted EBITDA
The table below presents our net income (loss), which is the most directly comparable financial measure calculated in accordance with U.S. GAAP, reconciled to Adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2026	2025	2026	2025
Net income (loss)	$(468,720)	$(256,788)	$(515,260)	$(132,716)
Adjusted for:
Depreciation and amortization (1)	77,380	66,071	229,383	201,486
Interest (income) expense, net	11,383	19,573	24,556	14,513
Income tax (benefit) provision	7,274	(12,065)	11,846	(5,875)
Stock-based compensation (2)	86,025	72,473	233,794	236,020
Transaction-related costs (3)	—	6,860	—	6,860
Litigation, settlement, and related costs (4)	—	—	—	—
Advocacy and other related legal expenses (5)	12,825	—	59,063	—
Loss (gain) on remeasurement of warrant liabilities	—	(4,233)	—	(877)
Other non-recurring costs and non-operating costs (income) (6)	(43,066)	(18,379)	(77,831)	(42,626)
Adjusted EBITDA	$(316,899)	$(126,488)	$(34,449)	$276,785

(1)The amounts include the amortization of acquired intangible assets of $37.6 million and $33.9 million for the three months ended September 30, 2026 and 2025, respectively, and $112.7 million and $113.0 million for the nine months ended September 30, 2026 and 2025, respectively.
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
(5)Reflects non-recurring and non-ordinary course costs relating to advocacy efforts primarily in pursuit of legalization of DraftKings offerings. For the three and nine months ended September 30, 2026, this spend primarily relates to legislative efforts for legalizing iGaming, supporting a ballot measure for legalizing Sportsbook, and other advocacy activities related to certain states. Advocacy and legal expenses incurred in the ordinary course of business have not been adjusted in this measure.
(6)Primarily includes the gain on repurchase of convertible notes, changes in the fair value of certain assets and liabilities, including contingent consideration, as well as our equity method share of investee’s gains and losses and other costs relating to non-recurring and non-operating items.

Adjusted Earnings (Loss) Per Share

The table below presents the Company’s Adjusted Earnings (Loss) Per Share reconciled to its basic and diluted earnings (loss) per share attributable to common stockholders, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic and diluted earnings (loss) per share attributable to common stockholders	$(0.94)	$(0.52)	$(1.04)	$(0.27)
Adjusted for:
Amortization of acquired intangible assets (1)	0.08	0.07	0.23	0.23
Stock-based compensation (2)	0.17	0.15	0.47	0.48
Transaction-related costs (3)	—	0.01	—	0.01
Litigation, settlement, and related costs (4)	—	—	—	—
Advocacy and other related legal expenses (5)	0.03	—	0.12	—
Loss (gain) on remeasurement of warrant liabilities	—	(0.01)	—	0.00
Other non-recurring and non-operating costs (income)	(0.09)	(0.03)	(0.16)	(0.08)
Tax impact of adjusting items (6)	0.22	0.07	0.12	(0.09)
Adjusted Earnings (Loss) Per Share*	$(0.53)	$(0.26)	$(0.26)	$0.27
_____________
*    Weighted average number of shares used to calculate Adjusted Earnings (Loss) Per Share for the three months ended September 30, 2026 and 2025 was 496.9 million and 496.6 million, respectively, and for the nine months ended September 30, 2026 and 2025 was 495.8 million and 495.5 million, respectively; totals may not add due to rounding.

(1)The amounts include the amortization of acquired intangible assets of $37.6 million and $33.9 million for the three months ended September 30, 2026 and 2025, respectively, and $112.7 million and $113.0 million for the nine months ended September 30, 2026 and 2025, respectively.
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
(5)Reflects non-recurring and non-ordinary course costs relating to advocacy efforts primarily in pursuit of legalization of DraftKings offerings. For the three and nine months ended September 30, 2026, this spend primarily relates to legislative efforts for legalizing iGaming, supporting a ballot measure for legalizing Sportsbook, and other advocacy activities related to certain states. Advocacy and legal expenses incurred in the ordinary course of business have not been adjusted in this measure.
(6)Beginning in the first quarter of 2025, the Company began applying an estimated non-GAAP effective tax rate, which was 23% in 2025 and is 27% as of the third quarter of 2026. The non-GAAP effective tax rate reflects the non-GAAP tax provision commensurate with the Company’s level of non-GAAP profitability, which was determined after adjusting for the non-GAAP adjustments presented above and excluding the impact of changes in the valuation allowance.

Results of Operations
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
The following table sets forth a summary of our consolidated results of operations for the interim periods indicated, and the changes between periods:

	Three Months Ended September 30,
(amounts in thousands, except percentages)	2026	2025	$ Change	% Change
Revenue	$1,329,063	$1,144,019	$185,044	16.2%
Cost of revenue	900,011	784,079	115,932	14.8%
Sales and marketing	605,664	360,370	245,294	68.1%
Product and technology	137,392	114,680	22,712	19.8%
General and administrative	179,125	156,780	22,345	14.3%
Income (loss) from operations	(493,129)	(271,890)	(221,239)	81.4%
Interest income (expense), net	(11,383)	(19,573)	8,190	n.m.
Gain (loss) on remeasurement of warrant liabilities	—	4,233	(4,233)	n.m.
Other gain (loss), net	25,790	16,720	9,070	n.m.
Income (loss) before income tax and equity method investments	(478,722)	(270,510)	(208,212)	n.m.
Income tax provision (benefit)	7,274	(12,065)	19,339	n.m.
(Gain) loss from equity method investments	(17,276)	(1,657)	(15,619)	n.m.
Net income (loss) attributable to common stockholders	$(468,720)	$(256,788)	$(211,932)	82.5%
n.m. = not meaningful
Revenue. Revenue increased by $185.0 million, or 16.2%, to $1,329.1 million in the three months ended September 30, 2026, from $1,144.0 million in the three months ended September 30, 2025. The increase was primarily attributable to our Sports revenue, which increased $187.5 million, or 31.5%, due to higher Sports Consumer Volume and an increase in our Sports Net Revenue Margin of 0.4 percentage points, primarily due to a higher hold percentage and lower promotional reinvestment on our Sportsbook offering, partially offset by promotional investment associated with the launch of our prediction markets offering. Our iGaming offering also increased $9.6 million, or 2.1%, due to higher gross gaming revenue, partially offset by increased promotional reinvestment.
Cost of Revenue. Cost of revenue increased $115.9 million, or 14.8%, to $900.0 million in the three months ended September 30, 2026, from $784.1 million in the three months ended September 30, 2025. The increase was primarily driven by higher variable costs associated with revenue growth, including an increase of gaming taxes of $64.4 million.

Cost of revenue as a percentage of revenue decreased by 0.8 percentage points to 67.7% in the three months ended September 30, 2026, as compared to 68.5% in the three months ended September 30, 2025, primarily attributable to a higher hold percentage and lower promotional reinvestment on our Sportsbook offering.

Sales and Marketing. Sales and marketing expense increased $245.3 million, or 68.1%, to $605.7 million in the three months ended September 30, 2026, from $360.4 million in the three months ended September 30, 2025, primarily due to an increase in external marketing costs primarily related to our prediction markets offering and the launch of our Super App, as well as customer acquisition costs associated with the FIFA World Cup and launches in new jurisdictions.

Product and Technology. Product and technology expense increased $22.7 million, or 19.8%, to $137.4 million in the three months ended September 30, 2026, from $114.7 million in the three months ended September 30, 2025, primarily due to higher software and licensing costs and increased employee compensation, including stock-based compensation, in our product and engineering departments.

General and Administrative. General and administrative expense increased by $22.3 million, or 14.3%, to $179.1 million in the three months ended September 30, 2026, from $156.8 million in the three months ended September 30, 2025. The increase was primarily driven by a $12.8 million increase in advocacy expenses as well as an increase in stock-based compensation of $4.5 million.

Interest Income (Expense), net. We recorded net interest expense of $11.4 million in the three months ended September 30, 2026, compared to $19.6 million of net interest expense in the three months ended September 30, 2025. The decrease primarily reflects a reclassification recorded in the prior-year period that moved interest income on customer deposits from interest income to revenue, partially offset in the three months ended September 30, 2026 by an increase in interest expense, primarily related to our Term B-2 Loan entered into in August 2026.
Gain (Loss) on Remeasurement of Warrant Liabilities. As all warrants were exercised or expired as of December 31, 2025, there was no remeasurement of warrant liabilities in the three months ended September 30, 2026, compared to a $4.2 million gain in the three months ended September 30, 2025.
Other Gain (Loss), net. We recorded a net gain of $25.8 million in the three months ended September 30, 2026, as compared to a net gain of $16.7 million in the three months ended September 30, 2025. The increase was primarily attributable to an $18.6 million gain on the repurchase of convertible notes, partially offset by lower gains on the remeasurement of contingent consideration.
Income Tax Provision (Benefit). We recorded an income tax provision of $7.3 million in the three months ended September 30, 2026, as compared to an income tax benefit of $12.1 million in the three months ended September 30, 2025. Although we have a cumulative three-year loss position, based on our recent financial performance and our future projections, we could record a reversal of all, or a portion of, the valuation allowance associated with U.S. deferred tax assets in future periods. However, any such change is subject to actual performance and other considerations that may present positive or negative evidence at the time of the assessment.

Net Income (Loss). Net loss increased by $211.9 million to a net loss of $468.7 million in the three months ended September 30, 2026, as compared to a net loss of $256.8 million in the three months ended September 30, 2025, for the reasons discussed above.
Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

	Nine Months Ended September 30,
(amounts in thousands, except percentages)	2026	2025	$ Change	% Change
Revenue	$4,418,374	$4,065,332	$353,042	8.7%
Cost of revenue	2,741,178	2,482,441	258,737	10.4%
Sales and marketing	1,329,934	937,237	392,697	41.9%
Product and technology	388,217	326,357	61,860	19.0%
General and administrative	514,501	486,874	27,627	5.7%
Income (loss) from operations	(555,456)	(167,577)	(387,879)	231.5%
Interest income (expense), net	(24,556)	(14,513)	(10,043)	n.m.
Gain (loss) on remeasurement of warrant liabilities	—	877	(877)	n.m.
Other gain (loss), net	52,354	41,201	11,153	n.m.
Income (loss) before income tax and equity method investments	(527,658)	(140,012)	(387,646)	n.m.
Income tax provision (benefit)	11,846	(5,875)	17,721	n.m.
(Gain) loss from equity method investments	(24,244)	(1,421)	(22,823)	n.m.
Net income (loss) attributable to common stockholders	$(515,260)	$(132,716)	$(382,544)	288.2%
Revenue. Revenue increased by $353.0 million, or 8.7%, to $4,418.4 million in the nine months ended September 30, 2026, from $4,065.3 million in the nine months ended September 30, 2025. The increase was primarily attributable to our Sports revenue, which increased $294.1 million, or 11.9%, due to higher Sports Consumer Volume, primarily driven by an increase in MUPs due to unique payer retention and acquisition on our Sportsbook offering as well as new customer acquisition on our prediction markets offering, which launched in December 2025. Our iGaming offering also increased $79.7 million, or 6.1%, due to higher handle, partially offset by increased promotional reinvestment.
Cost of Revenue. Cost of revenue increased $258.7 million, or 10.4%, to $2,741.2 million in the nine months ended September 30, 2026, from $2,482.4 million in the nine months ended September 30, 2025. The increase was primarily due to an increase in our variable expenses from higher revenue, such as gaming taxes, which increased $168.3 million.

Cost of revenue as a percentage of revenue increased by 0.9 percentage points to 62.0% in the nine months ended September 30, 2026, as compared to 61.1% in the nine months ended September 30, 2025, primarily attributable to an increase in promotional reinvestment around new customer acquisition for our Sportsbook and prediction markets offerings.

Sales and Marketing. Sales and marketing expense increased $392.7 million, or 41.9%, to $1,329.9 million in the nine months ended September 30, 2026, from $937.2 million in the nine months ended September 30, 2025, primarily due to higher external marketing costs, including increased customer acquisition costs associated with the FIFA World Cup, the launches in Missouri and Arkansas, and the launch of our prediction markets offering.

Product and Technology. Product and technology expense increased $61.9 million, or 19.0%, to $388.2 million in the nine months ended September 30, 2026, from $326.4 million in the nine months ended September 30, 2025, due to increased compensation, including stock-based compensation, for employees in our product and engineering departments.

General and Administrative. General and administrative expense increased by $27.6 million, or 5.7%, to $514.5 million in the nine months ended September 30, 2026, from $486.9 million in the nine months ended September 30, 2025. The increase was primarily driven by a $59.1 million increase in advocacy and other related legal expenses, partially offset by a decrease in stock-based compensation expense of $27.5 million.

Interest Income (Expense), net. We recorded net interest expense of $24.6 million in the nine months ended September 30, 2026, compared to $14.5 million of net interest expense in the nine months ended September 30, 2025. The increase was primarily due to a $7.7 million increase in interest expense related to the Term B-2 Loan, Term B-1 Loan and revolving credit facility, and a $2.3 million decrease in interest income.
Gain (Loss) on Remeasurement of Warrant Liabilities. As all warrants were exercised or expired as of December 31, 2025, there was no remeasurement of warrant liabilities in the nine months ended September 30, 2026, compared to a $0.9 million gain in the nine months ended September 30, 2025.
Other Gain (Loss), net. We recorded a net gain of $52.4 million in the nine months ended September 30, 2026, as compared to a $41.2 million gain in the nine months ended September 30, 2025. The increase was primarily attributable to an $18.6 million gain on the repurchase of convertible notes, partially offset by lower gains on the remeasurement of contingent consideration.
Income Tax Provision (Benefit). We recorded an income tax provision of $11.8 million in the nine months ended September 30, 2026, as compared to an income tax benefit of $5.9 million in the nine months ended September 30, 2025. Although we have a cumulative three-year loss position, based on our recent financial performance and our future projections, we could record a reversal of all, or a portion of, the valuation allowance associated with U.S. deferred tax assets in future periods. However, any such change is subject to actual performance and other considerations that may present positive or negative evidence at the time of the assessment.

Net Income (Loss). Net loss increased by $382.5 million to a net loss of $515.3 million in the nine months ended September 30, 2026, as compared to a net loss of $132.7 million in the nine months ended September 30, 2025, for the reasons discussed above.
Liquidity and Capital Resources
We had $1,100.9 million in cash and cash equivalents as of September 30, 2026 (excluding restricted cash and cash reserved for users, which we segregate on behalf of our paid users for all jurisdictions and offerings). We believe our cash on hand is sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months. We will continue to evaluate our long-term operating performance and cash needs and believe we are well positioned to continue to fund the operations of our business long-term.
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

On August 31, 2026, we repurchased $320.0 million in aggregate principal amount of the Convertible Notes for $300.4 million in cash. As of September 30, 2026, the Convertible Notes, net of issuance costs, balance was $942.1 million.
Credit Facility. In November 2024, we and certain of our subsidiaries entered into a credit agreement (as amended, the “Credit Agreement”) with various financial institutions, as lenders, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, providing for a senior secured revolving credit facility of up to $500.0 million (the “Original Revolving Credit Facility”). On August 25, 2026, we and certain of our subsidiaries entered into a second amendment to the Credit Agreement (the “Second Amendment”), which, among other things, provided for a new $750.0 million senior secured revolving credit facility (the “Revolving Credit Facility”), on terms substantially similar to those of the Original Revolving Credit Facility, to replace the Original Revolving Credit Facility. The Revolving Credit Facility provides for revolving loans, swing line borrowings and letters of credit and has a maturity date of August 25, 2031. As of September 30, 2026, there was no principal outstanding under the Revolving Credit Facility, and $11.9 million in letters of credit were issued under the Revolving Credit Facility, with $738.1 million available for borrowing.

Term B-1 Loan. In March 2025, we and certain of our subsidiaries entered into a first amendment to the Credit Agreement, which provides for a new class of incremental term loans under the Credit Agreement in an aggregate principal amount of $600.0 million (the “Term B-1 Facility” and, such term loans, the “Term B-1 Loan”). The Term B-1 Facility requires principal payments in the amount of 1.00% per annum of the original aggregate principal amount of the Term B-1 Loan payable in quarterly installments. The Term B-1 Loan bears interest at the Company’s election at either (i) in the case of Term SOFR Loans, Term SOFR plus an applicable margin of 1.75% per annum, or (ii) in the case of ABR Term Loans, ABR plus an applicable margin of 0.75% per annum (with each of the capitalized terms used in clauses (i) and (ii) as defined in the Credit Agreement). As of September 30, 2026, there was $591.0 million in aggregate principal amount of Term B-1 Loan outstanding.

Term B-2 Loan. In August 2026, we and certain of our subsidiaries entered into the Second Amendment, which provides for a new class of incremental term loans under the Credit Agreement in an aggregate principal amount of $700.0 million (the “Term B-2 Facility” and, such term loans, the “Term B-2 Loan”). The Term B-2 Facility requires principal payments in the amount of 1.00% per annum of the original aggregate principal amount of the Term B-2 Loan payable in quarterly installments. The Term B-2 Loan bears interest at the Company’s election at either (i) in the case of Term SOFR Loans, Term SOFR plus an applicable margin of 2.00% per annum, or (ii) in the case of ABR Term Loans, ABR plus an applicable margin of 1.00% per annum (with each of the capitalized terms used in clauses (i) and (ii) as defined in the Credit Agreement). As of September 30, 2026, $700.0 million in aggregate principal amount was outstanding under the Term B-2 Facility.

Other Purchase Obligations. We have certain non-cancelable contracts with vendors, licensors and others requiring us to make future cash payments. As of September 30, 2026, these purchase obligations were $2.3 billion, with $0.2 billion payable in the remainder of 2026.

Stock Repurchase Program. On July 30, 2024, our Board of Directors authorized the repurchase of an aggregate of up to $1.0 billion of our Class A common stock through open market purchases, privately negotiated transactions or other transactions in accordance with applicable securities laws. On November 6, 2025, our Board of Directors approved a $1.0 billion increase to our existing stock repurchase authorization, which brings the aggregate share repurchase authorization to $2.0 billion of our Class A common stock. We did not repurchase any shares during the three months ended September 30, 2026, compared to 1.6 million shares for $71.2 million during the three months ended September 30, 2025. We repurchased 5.5 million shares and 8.2 million shares for $154.2 million and $314.0 million during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we have purchased 22.7 million shares of Class A common stock for $773.8 million since the inception of the stock repurchase program.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(amounts in thousands)	2026	2025
Net cash provided by (used in) operating activities	$63,026	$342,382
Net cash provided by (used in) investing activities	(177,430)	(116,109)
Net cash provided by (used in) financing activities	179,152	151,721
Net increase (decrease) in cash and cash equivalents, restricted cash, and cash reserved for users	64,748	377,994
Cash and cash equivalents, restricted cash, and cash reserved for users at beginning of period	1,604,595	1,330,193
Cash and cash equivalents, restricted cash, and cash reserved for users at end of period	$1,669,343	$1,708,187

Operating Activities. Net cash provided by operating activities in the nine months ended September 30, 2026 was $63.0 million, compared to $342.4 million in the nine months ended September 30, 2025, primarily from an increase in net loss, net of non-cash items, of $387.7 million for reasons discussed in Results of Operations above, offset by a $108.3 million increase in cash provided by changes in operating assets and liabilities, primarily due to the timing of vendor payments and accrued expenses, and accounts receivable collections.
Investing Activities. Net cash used in investing activities during the nine months ended September 30, 2026 increased by $61.3 million to $177.4 million, compared to $116.1 million in the nine months ended September 30, 2025, primarily due to an increase of $20.0 million in cash paid for internally developed software costs and an increase of $44.0 million in cash paid for purchases of property and equipment.
Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2026 was $179.2 million compared to $151.7 million net cash provided by financing activities in the nine months ended September 30, 2025, primarily driven by $687.8 million of net proceeds from the Term B-2 Loan (compared to $588.1 million of Term B-1 Loan proceeds in the prior-year period), a $159.7 million decrease in treasury stock purchases under the Stock Repurchase Program and a $71.0 million decrease in treasury stock purchases for RSU withholding, partially offset by the $300.4 million utilized to repurchase $320.0 million principal amount of Convertible Notes.

Commitments and Contingencies
Refer to “Note 13 — Commitments and Contingencies” of our unaudited condensed consolidated financial statements included elsewhere in this Report for a summary of our commitments and contingencies as of September 30, 2026.
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
During the nine months ended September 30, 2026, there were no changes to the critical accounting estimates discussed in the 2025 Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes in our exposure to market risk during the nine months ended September 30, 2026. Refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the 2025 Annual Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Agreement with Commercial Counterparty

On August 26, 2026, we granted an aggregate of 187,188 time-based RSUs to an unaffiliated commercial counterparty (“Counterparty”) in partial consideration of a commercial agreement between Counterparty and the Company. Such time-based RSUs vest in quarterly installments, with 31,198 RSUs vesting per quarter between November 15, 2026 and February 15, 2028. Each RSU represents a right to receive one share of our Class A common stock upon vesting.

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

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officer

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

On September 14, 2026, Jocelyn Moore, a member of our Board of Directors, entered into a trading arrangement designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act (the “Moore 10b5-1 Plan”). The Moore 10b5-1 Plan provides for the sale of up to 5,562 shares of the Company’s Class A common stock and terminates on the earlier of (i) the completion of all sales under the Moore 10b5-1 Plan and (ii) December 31, 2026.

On September 11, 2026, the Paul Liberman 2015 Revocable Trust and the Paul Liberman 2020 Irrevocable Trust, for each of which our President, Operations and a member of our board of directors, Paul Liberman, retains investment power, entered into a trading arrangement designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act (the “Liberman 10b5-1 Plan”). The Liberman 10b5-1 Plan provides for the sale of up to 1,741,434 shares of the Company’s Class A common stock held by the Paul Liberman 2015 Revocable Trust and 502,487 shares of the Company’s Class A common stock held by the Paul Liberman 2020 Irrevocable Trust and terminates on the earlier of (i) the completion of all sales under the Liberman 10b5-1 Plan and (ii) June 30, 2028.

R. Stanton Dodge Resignation

On November 2, 2026, R. Stanton Dodge notified the Company of his resignation as the Company’s Chief Legal Officer and Secretary, effective February 17, 2027, in order to pursue an opportunity in public service.

Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit Index

Exhibit No.	Description
10.1
Second Amendment, dated as of August 25, 2026, among DraftKings Inc., DK Crown Holdings Inc., Golden Nugget Online Gaming Holdings, LLC, Jackpocket LLC, the lenders and issuing banks party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and a swingline lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 25, 2026).

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
Date: November 6, 2026
	By:	/s/ Alan W. Ellingson
Name: Alan W. Ellingson
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)